Form 10-Q
period 2001-06-30
ULTRA PETROLEUM CORP
filed 2001-08-09
CIK 1022646

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ________________

                        Commission file number 0-29370

                             ULTRA PETROLEUM CORP.
            (Exact name of registrant as specified in its charter)

Yukon Territory, Canada                                        N/A
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

16801 Greenspoint Park Drive, Suite 370, Houston, Texas       77060
(Address of Principal Executive Offices)                   (Zip Code)

                                (281) 876-0120
                        ------------------------------
                       (Registrant's Telephone Number,
                             Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO
   ---     ---

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of August 1, 2001 was 73,251,918

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             ULTRA PETROLEUM CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                              For the Three Months Ended      For the Six Months Ended
                                                                        June 30,                       June 30,
                                                              ----------------------------    ---------------------------
                                                                   2001            2000           2001           2000
                                                              ------------    ------------    ------------   ------------
Revenues
 Natural gas sales                                            $  9,296,793    $  2,456,905    $ 25,274,136   $  4,598,472
 Oil sales                                                         750,809         194,466       1,520,840        410,072
                                                              ------------    ------------    ------------   ------------
                                                                10,047,602       2,651,371      26,794,976      5,008,544

Expenses
 Production expenses and taxes                                   2,205,705         647,666       5,074,330      1,286,214
 Depletion and depreciation                                      1,743,916         497,935       3,354,244      1,028,344
 General and administrative                                      1,053,978         736,332       2,112,821      1,397,611
 Interest                                                          378,393         156,864         667,940        316,480
                                                              ------------    ------------    ------------   ------------
                                                                 5,381,992       2,038,797      11,209,335      4,028,649
Operating income                                                 4,665,610         612,574      15,585,641        979,895

Other income:
 Interest                                                           30,307           3,211          88,702          6,251
 Other                                                              77,932               -         130,340              -
                                                              ------------    ------------    ------------   ------------
                                                                   108,239           3,211         219,042          6,251

Income for the period                                            4,773,849         615,785      15,804,683        986,146
Retained earnings, beginning of period                         (15,144,472)    (25,034,398)    (15,144,472)   (25,034,398)
                                                              ------------    ------------    ------------   ------------
Retained earnings, end of period                              $(10,370,623)   $(24,418,613)   $    660,211   $(24,048,252)
                                                              ============    ============    ============   ============

Income per common share - basic                               $       0.07    $       0.01    $       0.22   $       0.02
                                                              ============    ============    ============   ============
Income per common share - fully diluted                       $       0.06    $       0.01    $       0.21   $       0.02
                                                              ============    ============    ============   ============
Weighted average common shares outstanding - basic              72,866,710      56,751,125      71,446,112     56,751,125
                                                              ============    ============    ============   ============
Weighted average common shares outstanding - fully diluted      76,536,391      58,124,438      74,762,941     58,124,438
                                                              ============    ============    ============   ============

                             ULTRA PETROLEUM CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Expressed in U.S. Dollars)                                                      Six Months Ended
                                                                                      June 30,
                                                                            ---------------------------
                                                                                2001           2000
                                                                            ------------    -----------
Cash provided by (used in):

Operating activities:
Income for the period                                                       $ 15,804,683    $   986,146
Add (deduct)
  Items not involving cash:
     Depletion and depreciation                                                3,354,244      1,028,344
     Stock compensation                                                          353,241              -
Net changes in non-cash working capital:
  Restricted cash                                                                 (4,114)       394,995
  Accounts receivable                                                          4,178,805        706,421
  Prepaid expenses and other current assets                                       13,826        (36,480)
  Note receivable                                                               (683,137)             -
  Accounts payable and accrued liabilities                                     4,845,496       (254,965)
  Deferred revenue                                                               (50,000)       (50,000)
                                                                            ------------    -----------
                                                                              27,813,044      2,774,461

Investing activities:
  Oil and gas property expenditures                                          (22,536,102)    (1,432,250)
  Purchase of capital assets                                                    (163,984)      (179,391)
  Cash received from Pendaries Merger                                            312,365        359,764
                                                                            ------------    -----------
                                                                             (22,387,721)    (1,251,877)

Financing activities:
  Long-term debt                                                              (3,698,395)      (829,117)
  Issuance of shares                                                             561,023              -
                                                                            ------------    -----------
                                                                              (3,137,372)      (829,117)

Increase in cash during the period                                             2,287,951        693,467
Cash and cash equivalents, beginning of period                                 1,143,591        401,691
                                                                            ------------    -----------
Cash and cash equivalents, end of period                                    $  3,431,542    $ 1,095,158
                                                                            ============    ===========



Supplemental statements of cash flows information
Supplemental schedule of non-cash investing activities:
 Acquisitions
    Fair value of assets acquired                                           $ 43,950,263    $         -
    Less: liabilities assumed                                                 (4,225,978)             -
    Cash acquired                                                                312,365              -
                                                                            ------------    -----------
  Fair value of stock issued                                                  40,036,650              -
                                                                            ============    ===========

                             ULTRA PETROLEUM CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Expressed in U.S. Dollars)
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------      ------------
Assets

Current assets
 Cash and cash equivalents                                            $  3,431,542      $  1,143,591
 Restricted cash                                                           204,240           200,126
 Accounts receivable                                                     4,099,733         8,278,538
 Prepaid expenses and other current assets                                 826,066           839,892
 Note receivable                                                                 -         2,530,976
                                                                      ------------      ------------
                                                                         8,561,581        12,993,123

Oil and gas properties, using the full cost method of
 accounting                                                            118,683,349        59,728,715
Capital assets                                                             553,186           455,448
                                                                      ------------      ------------
Total assets                                                          $127,798,116      $ 73,177,286
                                                                      =============     ============

Liabilities and shareholders' equity

Current liabilities
 Accounts payable and accrued liabilities                             $ 14,116,111      $ 12,752,483
Long-term debt                                                          20,832,217        24,530,612
Deferred revenue                                                           150,000           200,000

Shareholders' equity
 Share capital                                                          92,039,577        50,838,663
 Retained earnings                                                         660,211       (15,144,472)
                                                                      ------------      ------------
                                                                        92,699,788        35,694,191
                                                                      ------------      ------------
Total liabilities and shareholders' equity                            $127,798,116      $ 73,177,286
                                                                      =============     ============

                             ULTRA PETROLEUM CORP.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

(Expressed in U.S. Dollars)
                                                     Period Ended June 30, 2001  Period Ended June 30, 2000
                                                     --------------------------  --------------------------
                                                        Number       Amount        Number        Amount
                                                     ----------   ------------   ----------   ------------
Share Capital
 Authorized
  10,000,000 preferred shares
  100,000,000 common shares
Issued
    Common shares
     Balance, beginning of year                      56,939,762   $ 50,838,663   56,751,125   $ 50,666,631
     Employee stock option plan                         635,000        561,023            -              -
     Stock Compensation                                 557,198        603,241            -              -
     Merger with Pendaries Petroleum Ltd.            14,994,958     40,036,650            -              -
                                                     ----------   ------------   ----------   ------------
     Balance, end of period                          73,126,918   $ 92,039,577   56,751,125   $ 50,666,631

Retained earnings (deficit)
    Balance, beginning of year                                     (15,144,472)                (25,034,398)
       Earnings for period                                          15,804,683                     986,146
                                                                  ------------                ------------
    Balance, end of period                                        $    660,211                $(24,048,252)
                                                                  ============                ============

ULTRA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)

Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000

INCORPORATION AND NATURE OF OPERATIONS:

Ultra Petroleum Corp. (the "Corporation") is incorporated under the laws of British Columbia, Canada. At March 1, 2000 the Corporation was continued under the laws of the Yukon Territory, Canada. Its principal business activity is the exploration and development of oil and gas properties located in the United States. The Corporation also has operations in China.

SIGNIFICANT ACCOUNTING POLICIES:

Our financial statements are prepared using Canadian generally accepted accounting principles, which differ from U.S. generally accepted accounting principles. We have described these differences in Note [5].

The accompanying financial statements, other than the balance sheet data as of December 31, 2000, are unaudited and were prepared from our records. Balance sheet data as of December 31, 2000 was derived from our audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. Our management believes that these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. We prepared these statements on a basis consistent with our annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to our most recent annual report on Form 20-F.

(a) Basis of presentation:

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Ultra Petroleum (U.S.A.) Inc., Ultra Resources, Inc. and Pendaries Petroleum.

All material intercompany transactions and balances have been eliminated upon consolidation.

(b) Accounting principles:

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

(c) Revenue recognition and deferred revenue:

Revenues from oil and gas operations are recognized at the time the oil is sold or natural gas is delivered. The cash received upon dedicating certain production volumes to a gas pipeline is deferred and is being included in natural gas sales on a straight line basis over the term of the five year dedication.

(d) Restricted cash:

Restricted cash represents cash received by the Corporation from production sold where the final division of ownership of the production is unknown or in dispute. Wyoming law states that these funds must reside in a federally insured bank in Wyoming.

(e) Capital assets:

Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life.

(f) Oil and gas properties:

The Corporation follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities.

The capitalized cost, together with the costs of production equipment, are depleted and depreciated on the units-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units based upon relative energy content.

Costs of acquiring and evaluating unproved properties are initially excluded from the costs subject to depletion and depreciation. These unproved properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the costs subject to depletion and depreciation.

The total capitalized cost of oil and gas properties less accumulated depletion and depreciation is limited to an amount equal to the estimated future net revenue from proved reserves, using year-end prices, plus the cost (net of impairment) of unproven properties, less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion.

Substantially all of the Corporation's exploration, development and production activities are conducted jointly with others and, accordingly, these financial statements reflect only the Corporation's proportionate interest in such activities.

The Company recorded no tax provision in the three and six months ended June 30, 2001. The deferred tax asset will be recognized in the financial statements when its realization is more likely than not.

(g) Foreign currency translation:

The Corporation has adopted the United States dollar as its reporting currency, which is also its functional currency. The Corporation and its subsidiaries are considered to be integrated operations and accounts in Canadian dollars are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the rates of exchange in effect at the balance sheet date; non-monetary assets at historical rates and revenue and expense items at the average rates for the period other than depletion and depreciation which are translated at the same rates of exchange as the related assets. The net effect of the foreign currency translation is included in current operations.

(h) Use of estimates:

Preparation of consolidated financial statements in accordance with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i) Reclassifications:

Certain amounts in the financial statements of the prior years have been reclassified to conform to the December 31, 2000 financial statement presentation.

2. OIL AND GAS PROPERTIES:

                                                             June 30,            December 31,
                                                               2001                 2000
                                                           ---------------------------------
Developed Properties:
Acquisition, equipment, exploration
 drilling and environmental costs                          $116,150,388          $54,362,982
Less accumulated depletion, depreciation and
 amortization                                               (10,280,605)          (7,047,605)
                                                           ------------          -----------
                                                            105,869,783           47,315,377
Unproven Properties:
Acquisition and exploration costs                            12,813,566           12,413,338
                                                           ------------          -----------
                                                           $118,683,349          $59,728,715
                                                           ============          ===========

3. LONG-TERM DEBT:

                                                              June 30,          December 31,
                                                                2001               2000
                                                           ---------------------------------
Bank indebtedness                                          $ 17,650,000          $17,650,000
Note payable, including accrued interest                              -                    -
Short term obligations to be refinanced                       3,182,217            6,880,612
                                                           =================================
                                                           $ 20,832,217          $24,530,612
                                                           =================================

BANK INDEBTEDNESS:

On November 7, 1997, the Corporation entered into a credit facility (Initial Facility) with Wells Fargo with an initial borrowing base of $2,650,000. The borrowing base at December 31, 1999 was amended to $12,000,000 with a final maturity date of April 1, 2000. The outstanding balance of the Initial Facility bears interest at prime rate plus two percent and is secured by all of the Corporation's oil and gas properties.

On March 22, 2000, the Corporation entered into a new senior revolving credit facility (New Facility) with Bank One, Texas N.A. Proceeds from the New Facility were used to pay off the outstanding balance of the Initial Facility at March 22, 2000 and to fund the Corporation's drilling programs. This facility provides for a maximum line of credit of $40 million with an initial borrowing base of $18 million. The borrowing base was increased on January 19, 2001 to $28 million based on increased reserves. The outstanding balance on the line bears interest at the bank's Prime Rate or LIBOR plus two and one half percent and is secured by all of the Corporation's Wyoming oil and gas properties. The New Facility expires on March 1, 2003.

Short term obligations to be refinanced:
These costs relate to drilling obligations, which will be funded on a long term basis through the use of the available borrowing base of bank indebtedness.

4. NOTE RECEIVABLE:

In conjunction with the arrangement pursuant to which the Corporation acquired all of the issued and outstanding shares of Pendaries Petroleum Ltd ("Pendaries"), the Corporation has provided a U.S. $5.0 million line of credit to Pendaries' subsidiary, Sino-American Energy Corporation ("Sino-American"). The line of credit bears interest at the prime rate of BankOne Texas, N.A. (9.3% at December 31, 2000). The credit facility was fully guaranteed by Pendaries and secured by all of the stock of Sino-American. The outstanding balance at December 31, 2000 was $2,530,976. On January 16, 2001, the Pendaries acquisition was closed and the note was converted to an inter-company receivable.

5. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"), which differ in certain respects from generally accepted accounting principles in the United States ("US GAAP").

Had the Corporation followed US GAAP, the carrying value of the oil and gas properties would not be materially different than under Canadian GAAP. Under US GAAP, the Company is required to discount future net revenues at 10% for purposes of calculating any required ceiling test write-down. Under Canadian GAAP, future net revenues are not discounted, however, they are reduced for estimated future general and administrative expenses and interest. For the year ended December 31, 2000, the six months ended December 31, 1999 and the years-ended June 1999 and 1998 the calculations of the ceiling test write downs that were recorded under Canadian GAAP approximated that which was determined under US GAAP.

Total Shareholders' Equity under US GAAP would be $169,199 lower due to the manner in which escrowed shares were accounted for in fiscal 1995.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

OPERATING REVENUES

Oil and gas revenues increased to $10,047,602 for the three months ended June 30, 2001 from $2,651,371 for the same three months in 2000. This increase was primarily attributable to an increase in the Corporation's production and secondarily to an increase in prices received for that production. During this period the Corporation's production increased to 2.8 Bcf of gas, and 29 thousand barrels of condensate, up from 0.8 Bcf of gas and 6 thousand barrels of condensate for the same three months in 2000. During the three months ended June 30, 2001, the average product prices were $3.35 per Mcf and $25.83 per barrel, compared to $2.96 per Mcf and $29.02 per barrel for the same three months in 2000.

PRODUCTION EXPENSES

During the three months ended June 30, 2001, production expenses and production taxes increased to $2,205,705 from $647,666 in 2000. Direct lease operating expenses increased to $372,691 in 2001 from $157,010 in 2000. On a unit of production basis, direct operating expenses decreased 28% to $0.13 per Mcfe in 2001, as compared to $0.18 per Mcfe in 2000. Production taxes in 2001 were $1,120,386, compared to $264,833 in 2000 or $0.38 per Mcfe in 2001, compared to $0.30 per Mcfe in 2000. Higher production and higher prices caused production taxes, which are calculated, based on a percentage of revenue from production, and production expenses to increase. Gathering fees for the period increased in 2001 to $712,628 from $225,823 in 2000. This increase was attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion and depreciation expense increased to $1,743,916 during the three months ended June 30, 2001 from 497,935 for the same three months in 2000. On a unit basis, DD&A increased to $0.59 per Mcfe, from $0.57 in 2000 primarily as a result of increases in the proved reserves' full cost pool.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $1,053,978 during the three months ended June 30, 2001 from $736,332 for the same three months in 2000. The increase was primarily attributable to increase in personnel and overhead expenses associated with the Pendaries merger that took place in January of 2001.

INTEREST

Interest expense for the three months increased to $378,393 in 2001 from $156,864 in 2000. This increase was attributable to the increase in borrowings under the senior credit facility.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

OPERATING REVENUES

Oil and gas revenues increased to $26,794,976 for the six-month period ending June 30, 2001 from $5,008,544 for the same period in 2000. This increase was attributable to an increase in both the Corporation's production and the increase in prices received for that production. During this period, the Corporation's production increased to 5.4 Bcf of gas, and 57 thousand barrels of condensate, up from 1.7 Bcf of gas and 14 thousand barrels of condensate for the same period in 2000. During the six-month period ending June 30, 2001, the average product prices were $4.68 per Mcf and $26.63 per barrel, compared to $2.77 per Mcf and $28.62 per barrel for the same period in 2000.

PRODUCTION EXPENSES

During the six-month period ending June 30, 2001, production expenses and production taxes increased to $5,074,330 from $1,286,214 in 2000. Direct lease operating expenses increased to $607,224 in 2001 from $316,013 in 2000. On a unit of production basis, direct lease operating expenses decreased 44% to $0.10 per Mcfe in 2001, from $0.18 per Mcfe in 2000. Production taxes for this period in 2001 were $2,999,603, compared to $586,986 in 2000. Production taxes are calculated based on a percentage of revenue from production. Higher production and higher prices contributed to the increases. Gathering fees for the period increased in 2001 to $1,467,503 from $463,215 in 2000, which was attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion and depreciation expenses increased to $3,354,244 during the six-month period ending June 30, 2001 from $1,028,344 for the same period in 2000. On a unit basis, DD&A decreased to $0.58 per Mcf, from $0.59 in 2000 primarily as a result of increases in proved reserves.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $2,112,821 during the six-month period ending June 30, 2001 from $1,365,634 for the same period in 2000. The increase was attributable primarily to increase in personnel and overhead expenses associated with the Pendaries merger that took place in January of 2001.

INTEREST

Net interest expense for the period increased to $667,940 in 2001 from $316,480 in 2000. This increase was attributable to both the increase in borrowings under the senior credit facility and reduction in cash balances earning interest.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of cash during the first six months of 2001 were cash flows from operations, borrowings under its credit facility and issuance of its common shares. During the first six months of 2001, cash flows from operations was $19,158,927, a 293% increase from the same period in 2000.

The Corporation has a $40 million revolving credit facility with a group of lenders and BankOne, N.A., as administrative agent, which allows the Corporation to borrow, repay and re-borrow amounts up to a borrowing base. The borrowing base is currently $28 million. The borrowing base is reset periodically by the lenders under the credit facility based on the Corporation's proved reserves and other factors deemed relevant to the lenders, at their discretion. The credit facility matures on March 1, 2003. Borrowings under the credit facility bear interest at the BankOne's prime rate or the London Inter-Bank Offered Rate plus 2.5%. During the first six months of 2001, the weighted average interest rate on outstanding borrowings under the credit facility was 8.8%. As of August 1, 2001, the Corporation had $19,650,000 borrowed under the facility.

During January 2001, the Corporation issued 14,995,000 common shares to acquire Pendaries Petroleum. The purchase price for Pendaries was $40 million.

During the first six months of 2001, the Corporation's principal capital expenditures were to develop its properties and to acquire Pendaries. During this period, the Corporation spent $20 million to drill exploration and development wells, $16 million of which was spent to drill 17 wells in the United States and $4.0 million of which was spent to drill 9 wells in China.

The Corporation believes that cash flows from operations and borrowings under its credit facility will be sufficient to finance its anticipated 2001 capital budget of $47 million. The Corporation may, however, seek to arrange for other sources of capital depending on market conditions.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward looking statements" within the meaning of the federal securities laws. These forward-looking statements include the Corporation's outlook for the remainder of 2001 with regard to plans for funding operations and capital expenditures; however, future cash flows and continued availability of financing are subject to a number of uncertainties beyond the Corporation's control. There can be no assurances that adequate funding will be available to execute the Corporation's planned future capital program.

These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas have decreased from the prices prevailing on January 1, 2001; however, they remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. At this time the Corporation has not entered into any derivative financial instruments to hedge oil and gas price risks for the production volumes to which the hedge relates. However, the Corporation may enter into hedges in the future that would reduce the Corporation's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Corporation might otherwise receive from any increases in commodity prices on the hedged volumes. There have been no significant changes in market risks faced by the Corporation since the end of 2000.

                                PART 2 - OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES

None

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Corporation held its annual meeting on June 12, 2001. At the annual meeting, the entire board of directors of the Corporation was elected. The votes cast for each of the directors proposed by the Corporation's definitive proxy statement on Schedule 14A was as follows:

                                          IN FAVOUR    AGAINST   WITHHELD   ABSTAIN   NOT VOTED

Michael D. Watford                        44,122,680   0              500    35,135    0
W. Charles Helton                         44,072,080   0           51,100    35,135    0
James C. Roe                              43,855,483   0          267,697    35,135    0
James E. Nielson                          44,120,680   0            2,500    35,135    0
Robert E. Rigney                          43,961,830   0          161,350    35,135    0

  The shareholders of the Corporation also approved the re-appointment of KPMG, LLP as the Corporation's independent auditors for 2001. There were 44,101,770 votes in favor of approval of the re-appointment of KPMG, LLP as the Corporation's auditors, 35,334 votes against, 1,000 votes withheld, and 19,895 abstentions.

A total of 44,158,315 shares were voted by 320 shareholders, representing 60.6% of the Corporation's outstanding shares.

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

  2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

  3.   Articles of Incorporation and By-Laws

  3.1  Articles of Incorporation of Ultra Petroleum Corp.

  3.2  By-Laws of Ultra Petroleum Corp.

  4.   Instruments defining the rights of security holders, including indentures

  4.1  Specimen common share certificate

  10.  Material contracts

  10.1 Credit Agreement dated March 22, 2000

  10.2 Ratification of and Amendment to Mortgage dated February 15, 2001

  11.  Statement re computation of per share earnings*

  15.  Letter re unaudited interim financial information*

  18.  Letter re change in accounting principles*

  19.  Report furnished to security holders*

  22.  Published report regarding matters submitted to vote of security holders*

  23.  Consents of experts and counsel*

  24.  Power of attorney*

  99.  Additional exhibits*
--------------------
*Inapplicable to this filing

  (b) Reports on Form 8-K

      None

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ULTRA PETROLEUM CORP.

Date August 8, 2001

                                        By: /s/ Michael D. Watford
                                           ---------------------------------
                                        Name:  Michael D. Watford
                                             -------------------------------
                                        Title: Chief Executive Officer
                                              ------------------------------




                                        By: /s/ Kristen J. Miller
                                           ---------------------------------
                                        Name:  Kristen J. Miller
                                             -------------------------------
                                        Title: Financial Reporting Manager
                                              ------------------------------