Form 10-Q
period 2001-09-30
ULTRA PETROLEUM CORP
filed 2001-11-08
CIK 1022646

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

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

                                (281) 876-0120
                        (Registrant's Telephone Number,
                             Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of November 7, 2001 was 73,306,918.

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             ULTRA PETROLEUM CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               For the Three Months Ended            For the Nine Months Ended
                                                                       September 30,                        September 30,
                                                            -------------------------------        --------------------------------
                                                               2001                2000                2001                2000
                                                            -----------         -----------         -----------         -----------
Revenues
  Natural gas sales                                         $ 6,077,854         $ 3,473,469         $31,351,991         $ 8,071,940
  Oil sales                                                     859,181             448,394           2,380,021             858,466
                                                            -----------         -----------         -----------         -----------
                                                              6,937,035           3,921,863          33,732,012           8,930,406
Expenses
  Production expenses and taxes                               1,722,796             844,921           6,797,124           2,131,137
  Depletion and depreciation                                  1,690,540             704,835           5,044,785           1,733,179
  General and administrative                                  1,266,476             379,832           3,379,297           1,777,443
  Interest                                                      471,052             200,643           1,138,992             517,123
                                                            -----------         -----------         -----------         -----------
                                                              5,150,864           2,130,231          16,360,198           6,158,882

Operating income                                              1,786,171           1,791,632          17,371,814           2,771,524

Other income:
  Interest                                                       14,201               8,525             102,903              14,780
  Other                                                          45,719                  --             176,057                  --
                                                            -----------         -----------         -----------         -----------
                                                                 59,920               8,525             278,960              14,780

Income for the period                                         1,846,091           1,800,157          17,650,774           2,786,304

Income per common share -- basic                            $      0.03         $      0.03         $      0.25         $      0.05
                                                            ===========         ===========         ===========         ===========
Income per common share -- fully diluted                    $      0.02         $      0.03         $      0.24         $      0.05
                                                            ===========         ===========         ===========         ===========
Weighted average common shares outstanding -- basic          73,223,070          56,843,446          72,059,299          56,782,123
                                                            ===========         ===========         ===========         ===========
Weighted average common shares outstanding --
  fully diluted                                              76,548,369          58,969,195          75,416,668          58,907,872
                                                            ===========         ===========         ===========         ===========


                             ULTRA PETROLEUM CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(Expressed in U.S. Dollars)
                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
Cash provided by (used in):

Operating activities:
Income for the period                             $ 17,650,774     $  2,786,304
Add (deduct)
 Items not involving cash:
  Depletion and depreciation                         5,044,785        1,733,179
  Stock compensation                                   848,447               --
Net changes in non-cash working capital:
  Restricted cash                                       (5,890)         392,585
  Accounts receivable                                1,588,392       (1,548,904)
  Prepaid expenses and other current assets           (285,562)        (375,118)
  Note receivable                                     (683,137)              --
  Accounts payable and accrued liabilities           7,233,753        2,172,694
  Deferred revenue                                     (75,000)         (75,000)
                                                  ------------     ------------
                                                    31,315,562        5,085,740
Investing activities:
  Oil and gas property expenditures                (36,409,693)     (12,760,525)
  Purchase of capital assets                          (177,415)        (197,326)
  Proceeds from sale of oil and gas properties              --          359,764
  Cash received from Pendaries Merger                  312,365               --
                                                  ------------     ------------
                                                   (36,274,743)     (12,598,087)
Financing activities:
  Long-term debt                                     4,404,060        8,050,800
  Issuance of shares                                   574,014          172,032
                                                  ------------     ------------
                                                     4,978,074        8,222,832

Increase in cash during the period                      18,893          710,485
Cash and cash equivalents, beginning of period       1,143,591          401,691
                                                  ------------     ------------
Cash and cash equivalents, end of period          $  1,162,484     $  1,112,176
                                                  ============     ============
Supplemental statements of cash flows
 information
 Supplemental schedule of non-cash investing
  activities:
 Acquisitions
  Fair value of assets acquired                   $ 43,950,263     $         --
  Less: liabilities assumed                         (4,225,978)              --
  Cash acquired                                        312,365               --
                                                  ------------     ------------
  Fair value of stock issued                      $ 40,036,650     $         --
                                                  ============     ============

                             ULTRA PETROLEUM CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


(Expressed in U.S. Dollars)
                                                                September 30,      December 31,
                                                                    2001              2000
                                                                -------------      ------------
Assets

Current assets
  Cash and cash equivalents                                    $   1,162,484        $  1,143,591
  Restricted cash                                                    206,016             200,126
  Accounts receivable                                              6,690,146           8,278,538
  Prepaid expenses and other current assets                        1,126,454             839,892
  Note receivable                                                         --           2,530,976
                                                                ------------        ------------
                                                                   9,185,100          12,993,123
Oil and gas properties, net, using the full cost method
 of Accounting                                                   131,022,395          59,728,715
Capital assets, net                                                  513,076             455,448
                                                                ------------        ------------
Total assets                                                    $140,720,571        $ 73,177,286
                                                                ============        ============
Liabilities and shareholders' equity

Current liabilities
  Accounts payable and accrued liabilities                      $ 16,606,823        $ 12,752,483
Long-term debt                                                    28,934,672          24,530,612
Deferred revenue                                                     125,000             200,000

Shareholders' equity
  Share capital                                                   92,547,774          50,838,663
  Retained earnings                                                2,506,302         (15,144,472)
                                                                ------------        ------------
                                                                  95,054,076          35,694,191
                                                                ------------        ------------
Total liabilities and shareholders' equity                      $140,720,571        $ 73,177,286
                                                                ============        ============


                             ULTRA PETROLEUM CORP.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


(Expressed in U.S. Dollars)
                                                        Period Ended September 30, 2001      Period Ended September 30, 2000
                                                        -------------------------------      -------------------------------
                                                          Number               Amount          Number               Amount
                                                        ----------           ----------      ----------           ----------
Shares Capital
 Authorized
  10,000,000 preferred shares
  100,000,000 common shares

Issued
 Common shares
  Balance, beginning of year                            56,939,762        $ 50,838,663      56,751,125        $ 50,666,631
  Employee stock option plan                               652,000             574,013           5,000               4,032
  Stock Compensation                                       682,198           1,098,448         119,403              80,000
  Acreage option purchase                                       --                  --          64,234              88,000
  Merger with Pendaries Petroleum Ltd.                  14,994,958          40,036,650              --                  --
                                                        ----------        ------------      ----------        ------------
  Balance, end of period                                73,268,918        $ 92,547,774      56,939,762        $ 50,838,663
                                                        ----------        ------------      ----------        ------------
Retained earnings (deficit)
  Balance, beginning of year                                               (15,144,472)                        (25,034,398)
   Earnings for period                                                      17,650,774                           2,786,304
                                                                          ------------                        ------------
  Balance, end of period                                                  $  2,506,302                        $(22,248,094)
                                                                          ============                        ============

ULTRA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)

Three months ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000

1. INCORPORATION AND NATURE OF OPERATIONS:

Ultra Petroleum Corp. (the "Corporation") was originally incorporated under the laws of British Columbia, Canada. At March 1, 2000 the Corporation was continued under the laws of the Yukon Territory, Canada. Its principal business activity is the exploration and development of oil and gas properties located in the United States. The Corporation also owns interests in Petroleum Contracts covering exploration blocks in China.

2. SIGNIFICANT ACCOUNTING POLICIES:

The financial statements are prepared using Canadian generally accepted accounting principles ("Canadian GAAP"), which differ from U.S. generally accepted accounting principles ("US GAAP"). We have described these differences in Note 6.

The accompanying consolidated financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the interim period. We prepared these statements on a basis consistent with our annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. These interim financial statements should be read in conjunction with the financial statements, summary of significant accounting policies and notes to our most recent annual report on Form 20-F for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for the interim period are not necessarily indicative of results to be expected for the calendar year.

(a) Basis of presentation:

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Ultra Petroleum (USA) Inc., Ultra Resources, Inc. and Pendaries Petroleum, Ltd. and its wholly owned subsidiary, Sino American Energy Corporation (see item 4 below).

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

The capitalized cost, together with the costs of production equipment, are depleted and depreciated on the units-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units at a 6:1 ratio based upon relative energy content.

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

The total capitalized cost of oil and gas properties less accumulated depletion and depreciation is limited to an amount equal to the estimated future net revenue from proved reserves, using current prices, plus the cost (net of impairment) of unproven properties, less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

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

(g) Income taxes:

The Corporation follows the asset and liability method for accounting for income taxes. Under the asset and liability method, the change in the net deferred tax asset or liability is included in income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.

The Company recorded no tax provision in the three and nine months ended September 30, 2001. The deferred tax asset will be recognized in the financial statements when its realization is more likely than not.

(h) Foreign currency translation:

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

(i) Change in accounting policies

For 2001, the Corporation adopted the new Canadian Institute of Chartered Accountants (CICA) accounting standards, Section 1751, "Interim Financial Statements", and Section 3500, "Earnings per Share" ("EPS"). Section 3500 requires the use of treasury stock method to compute the dilutive effect of stock options. The changes to EPS standard do not have a material impact on the calculated earnings per share.

(i) Use of estimates:

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

3. OIL AND GAS PROPERTIES:

                                                September 30,  December 31,
                                                     2001          2000
                                                -------------  ------------
Developed Properties:
Acquisition, equipment, exploration drilling
 and environmental costs                         $130,283,036    $54,362,982
Less accumulated depletion, depreciation and
 Amortization                                     (12,537,318)    (7,047,605)
                                                 ------------    -----------
                                                  117,745,718     47,315,377
Unproven Properties:
Acquisition and exploration costs                  13,276,677     12,413,338
                                                 ------------    -----------
                                                 $131,022,395    $59,728,715
                                                 ============    ===========

During January 2001, the Corporation issued 14,995,000 common shares to acquire Pendaries Petroleum. The purchase price for Pendaries was $40 million. This transaction did not effect the Corporation's liquidity.

4. LONG-TERM DEBT:

                                                September 30,    December 31,
                                                     2001           2000
                                                -------------    ------------
Bank indebtedness                                $25,650,000      $17,650,000
Note payable, including accrued interest                  --               --
Short term obligations to be refinanced          $ 3,284,672        6,880,612
                                                 -----------      -----------
                                                 $28,934,672      $24,530,612
                                                 ===========      ===========


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

On March 22, 2000, the Corporation entered into a new senior revolving credit facility (New Facility) with Bank One, Texas N.A. Proceeds from the New Facility were used to pay off the outstanding balance of the Initial Facility at March 22, 2000 and to fund the Corporation's drilling programs. This facility provides for a maximum line of credit of $40 million with an initial borrowing base of $18 million. The borrowing base was increased on January 19, 2001 to $28 million based on increased reserves. The outstanding balance on the line bears interest at the bank's Prime Rate or LIBOR plus two and one half percent and is secured by all of the Corporation's Wyoming oil and gas properties. Effective July 19, 2001 the revolving credit line was increased to $43 million. The New Facility expires on March 1, 2003. The credit facility requires the Corporation to maintain certain financial ratios. At September 30, 2001, the Corporation was in compliance with the required ratios.

Short term obligations to be refinanced:

These costs relate to drilling obligations, which will be funded on a long term basis through the use of the available borrowing base of bank indebtedness.

5. NOTE RECEIVABLE:

In conjunction with the arrangement pursuant to which the Corporation acquired all of the issued and outstanding shares of Pendaries Petroleum Ltd (Pendaries), the Corporation provided a U.S. $5.0 million line of credit to Pendaries' subsidiary, Sino-American Energy Corporation (Sino-American). The line of credit bears interest at the prime rate of Bank One Texas, N.A (9.3% at December 31, 2000). The credit facility was fully guaranteed by Pendaries and secured by all of the stock of Sino-American. The outstanding balance at December 31, 2000 was $2,530,976. On January 16, 2001, the Pendaries acquisition was closed and the note was converted to an inter-company receivable.

6. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

The consolidated financial statements have been prepared in accordance with Canadian GAAP. There were no material differences between Canadian GAAP and US GAAP.

In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for the fiscal years beginning after June 15, 2002. The Corporation is in the process of determining the impact of this statement on the calendar 2001 financial statements.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING REVENUES

Oil and gas revenues increased to $6,937,035 for the three months ended September 30, 2001 from $3,921,863 for the same three months in 2000. This increase was primarily attributable to an increase in the Corporation's production. During this period the Corporation's production increased to 2.8 Bcf of gas, and 29 thousand barrels of condensate, up from 1.2 Bcf of gas and 13 thousand barrels of condensate for the same three months in 2000. During the three months ended September 30, 2001, the average product prices decreased to $2.15 per Mcf and $29.38 per barrel, compared to $2.84 per Mcf and $33.41 per barrel for the same three months in 2000.

PRODUCTION EXPENSES

During the three months ended September 30, 2001, production expenses and production taxes increased to $1,722,796 from $844,921 in 2000. Direct lease operating expenses increased to $364,902 in 2001 from $173,717 in 2000. On a unit of production basis, direct operating expenses decreased to $0.12 per Mcfe in 2001, as compared to $0.13 per Mcfe in 2000. Production taxes in 2001 were $683,823, compared to $382,259 in 2000 or $0.23 per Mcfe in 2001, compared to $0.29 per Mcfe in 2000. The increase in production taxes was attributable to higher revenue for the period as production taxes are based on a percentage of revenue from production. Gathering fees for the period increased in 2001 to $674,071 from $288,845 in 2000. This increase was also attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion and depreciation expense increased to $1,690,540 during the three months ended September 30, 2001 from $704,835 for the same three months in 2000. On a unit basis, DD&A increased to $0.56 per Mcfe, from $0.54 in 2000 primarily as a result of increases in current and future costs applicable to the full cost pool during the period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $1,266,476 during the three months ended September 30, 2001 from $379,832 for the same three months in 2000. The increase was primarily attributable to increase in personnel and overhead expenses associated with the Pendaries merger that took place in January of 2001. Also, in August of 2001 there were 62,500 shares of stock compensation granted that were valued at $299,375.00 US.

INTEREST

Interest expense for the three months increased to $471,052 in 2001 from $200,643 in 2000. This increase was attributable to the increase in borrowings under the senior credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING REVENUES

Oil and gas revenues increased to $33,732,012 for the nine-month period ending September 30, 2001 from $8,930,406 for the same period in 2000. This increase was attributable to an increase in both the Corporation's production and the increase in prices received for that production. During this period, the Corporation's production increased to 8.2 Bcf of gas, and 86 thousand barrels of condensate, up from 2.9 Bcf of gas and 28 thousand barrels of condensate for the same period in 2000. During the nine-month period ending September 30, 2001, the average product prices were $3.84 per Mcf and $27.56 per barrel, compared to $2.80 per Mcf and $30.94 per barrel for the same period in 2000.

PRODUCTION EXPENSES

During the nine-month period ending September 30, 2001, production expenses and production taxes increased to $6,797,124 from $2,131,137 in 2000. Direct lease operating expenses increased to $972,125 in 2001 from $489,731 in 2000. On a unit of production basis, direct lease operating expenses decreased 31% to $0.11 per Mcfe in 2001, from $0.16 per Mcfe in 2000. Production taxes for this period in 2001 were $3,683,425, compared to $889,346 in 2000. Production taxes are calculated based on a percentage of revenue from production. Higher production and higher prices contributed to the increases. Gathering fees for the period increased in 2001 to $2,141,574 from $752,060 in 2000, which was attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion and depreciation expenses increased to $5,044,785 during the nine-month period ending September 30, 2001 from $1,733,179 for the same period in 2000. On a unit basis, DD&A increased to $0.58 per Mcf, from $0.57 in 2000 primarily as a result of increases in proved reserves and costs realized to the full cost pool during the period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $3,379,297 during the nine-month period ending September 30, 2001 from $1,777,443 for the same period in 2000. The increase was attributable primarily to increase in personnel and overhead expenses associated with the Pendaries merger that took place in January of 2001, along with stock compensation booked in the third quarter as described above.

INTEREST

Net interest expense for the period increased to $1,138,992 in 2001 from $517,123 in 2000. This increase was attributable to both the increase in borrowings under the senior credit facility and reduction in cash balances earning interest.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of cash during the first nine months of 2001 were cash flows from operations and borrowings under its credit facility. Additionally, the Corporation realized cash from the issuance of its common shares related to the exercise of options. During the first nine months of 2001, cash provided by operating activities before changes in non-cash working capital was $23,544,006, compared to $4,519,483 for the same period in 2000.

The Corporation has a $100 million revolving credit facility with BankOne, Texas N.A., which allows the Corporation to borrow, repay and re-borrow amounts up to a borrowing base. The borrowing base is currently $43 million. The borrowing base is reset periodically by the lenders under the credit facility based on the Corporation's proved reserves and other factors deemed relevant to the lenders, at their discretion. The credit facility matures on March 1, 2003. Borrowings under the credit facility currently bear interest at the BankOne's prime rate or the London Inter-Bank Offered Rate plus 2.5%. During the first nine months of 2001, the weighted average interest rate on outstanding borrowings under the credit facility was 7.5%. As of November 7, 2001, the Corporation had $36,650,000 borrowed under the facility. The borrowing base is currently being reviewed and the Corporation expects that it will increase.

During the first nine months of 2001, the Corporation's principal capital expenditures were to develop its properties and to acquire Pendaries. During this period, the Corporation spent $37 million to drill exploration and development wells, $30 million of which was spent to drill 23 wells in the United States and $7 million of which was spent to drill 13 wells in China. During January 2001, the Corporation issued 14,995,000 common shares to acquire Pendaries Petroleum. The purchase price for Pendaries was $40 million. This transaction did not effect the Corporation's liquidity.

The Corporation believes that cash flows from operations and borrowings under its credit facility will be sufficient to finance its anticipated 2001 capital budget of $59 million. The Corporation may, however, seek to arrange for other sources of capital depending on market conditions to assure sufficient capital availability.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas have decreased from the prices prevailing on January 1, 2001; however, they remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions. At this time the Corporation has not entered into any derivative financial instruments or forward sales longer than to hedge oil and gas price risks for the production volumes to which the hedge relates. However, the Corporation may enter into hedges in the future that would reduce the Corporation's exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Corporation might otherwise receive from any increases in commodity prices on the hedged volumes. There have been no significant changes in market risks faced by the Corporation since the end of 2000.

                          PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

ITEM 4.  OTHER INFORMATION

Effective July 16, 2001, the Corporation effected a restructuring of its subsidiaries. Under this restructuring, Pendaries Petroleum, Ltd., a wholly owned subsidiary of the Corporation since the merger in January 2001, was dissolved into Ultra Petroleum Corp. A new wholly owned subsidiary of the Corporation, UP Energy Corporation, a Nevada Corporation was formed. Ultra Petroleum (USA) Inc. was merged into Ultra Resources, Inc., therefore the final restructuring resulted in Ultra Resources Inc. and Sino-American Energy Corporation becoming wholly owned subsidiaries of UP Energy Corporation, itself a wholly owned subsidiary of Ultra Petroleum Corp.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

     2. Plan of acquisition, reorganization, arrangement, liquidation or succession*

     3. Articles of Incorporation and By-Laws

        3.1 Articles of Incorporation of Ultra Petroleum Corp. - (incorporated by reference from Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001)

        3.2  By-Laws of Ultra Petroleum Corp. - (incorporated by reference from
             Exhibit 3.2 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001)

     4. Instruments defining the rights of security holders, including indentures

        4.1 Specimen common share certificate - (incorporated by reference from Exhibit 4.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2001)

    10. Material contracts

        10.1 First Amendment to Credit Agreement dated July 19, 2001

        10.2 Articles of Merger dated July 16, 2001

        10.3 Plan of Merger and Reorganization dated July 16, 2001

    11. Statement re computation of per share earnings*

    15. Letter re unaudited interim financial information*

    18. Letter re change in accounting principles*

    19. Report furnished to security holders*

    22. Published report regarding matters submitted to vote of security holders*

    23. Consents of experts and counsel*

    24. Power of attorney*

    99. Additional exhibits*
----------
*Inapplicable to this filing

(b) Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ULTRA PETROLEUM CORP.



Date November 7, 2001                   By: /s/ Michael D. Watford
                                           -----------------------------
                                           Name:   Michael D. Watford
                                           Title:  Chief Executive Officer


                                        By: /s/ Kristen J. Miller
                                           -----------------------------
                                           Name:   Kristen J. Miller
                                           Title:  Financial Reporting Manager