Form 10-Q
period 2002-03-31
ULTRA PETROLEUM CORP
filed 2002-05-15
CIK 1022646

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

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

YES [X]           NO [ ]

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of May 1, 2002 was 73,732,043.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              ULTRA PETROLEUM CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 For the Three Months Ended
                                                                         March 31,
                                                              ---------------------------------
                                                                   2002               2001
                                                              --------------     --------------
Revenues
     Natural gas sales                                        $  8,399,946        $ 15,977,343
     Oil sales
                                                                   706,373             770,031
                                                              ------------        ------------
                                                                 9,106,319          16,747,374
Expenses
     Production expenses and taxes                               2,488,932           2,868,625
     Depletion and depreciation                                  2,108,297           1,610,329
     General and administrative                                  1,219,196           1,058,839
     Interest                                                      514,061             289,547
                                                              ------------        ------------
                                                                 6,330,486           5,827,340

Operating income                                                 2,775,833          10,920,034

Other income:
     Interest                                                        6,990              58,395
     Other                                                            --                52,407
                                                              ------------        ------------
                                                                     6,990             110,802

Income for the period, before income tax provision               2,782,823          11,030,836

Income tax provision - deferred                                  1,071,387           1,145,661

Income  for the period                                           1,711,436           9,885,175
Retained earnings (deficit), beginning of period                 2,734,356         (15,144,472)
                                                              ------------        ------------
Retained earnings (deficit), end of period                    $  4,445,792        $ (5,259,297)
                                                              ============        ============
Income per common share - basic                               $       0.02        $       0.14
                                                              ============        ============
Income per common share - fully diluted                       $       0.02        $       0.13
                                                              ============        ============
Weighted average common shares outstanding - basic              73,492,883          70,003,821
                                                              ============        ============
Weighted average common shares outstanding - fully
 diluted                                                        77,059,031          73,234,532
                                                              ============        ============

                              ULTRA PETROLEUM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Expressed in U.S. Dollars)                                                   Three Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                            2002             2001
                                                                        -------------    -------------
Cash provided by (used in):

Operating activities:
Income for the period                                                  $  1,711,436      $  9,885,175
Add (deduct)
   Items not involving cash:
     Depletion and depreciation                                           2,108,297         1,610,329
     Deferred income taxes                                                1,071,387         1,145,661
     Stock compensation                                                     370,885                --
Net changes in non-cash working capital:
   Restricted cash                                                             (768)           (2,258)
   Accounts receivable                                                      441,251         1,213,259
   Prepaid expenses and other current assets                              2,080,688             4,496
   Note receivable                                                               --          (683,137)
   Accounts payable and accrued liabilities                              (1,673,281)        2,573,518
   Deferred revenue                                                         (25,000)          (25,000)
                                                                       ------------      ------------
                                                                          6,084,895        15,722,043
 Investing activities:
   Oil and gas property expenditures                                    (16,046,135)      (11,434,824)
   Purchase of capital assets                                              (521,132)          (95,104)
   Cash received from Pendaries Merger                                           --           312,365
                                                                       ------------      ------------
                                                                        (16,567,267)      (11,217,563)
Financing activities:
   Long-term debt                                                        12,500,000          (459,762)
   Proceeds from exercise of options                                        594,693           348,388
                                                                       ------------      ------------
                                                                         13,094,693          (111,374)

Increase in cash during the period                                        2,612,321         4,393,106
Cash and cash equivalents, beginning of period                            1,379,462         1,143,591
                                                                       ------------      ------------
Cash and cash equivalents, end of period                               $  3,991,783      $  5,536,697
                                                                       ============      ============
Supplemental statements of cash flows information
 Supplemental schedule of non-cash investing activities:
  Acquisitions
    Fair value of assets acquired                                       $        --      $ 43,950,263
    Less: liabilities assumed                                                    --        (4,225,978)
    Cash acquired                                                                --           312,365
                                                                        -----------      ------------
   Fair value of stock issued                                                    --        40,036,650
                                                                        ===========      ============


                              ULTRA PETROLEUM CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Expressed in U.S. Dollars)
                                                       March 31,    December 31,
                                                         2002           2001
                                                       ---------    ------------
Assets

Current assets
     Cash and cash equivalents                       $  3,991,783   $  1,379,462
     Restricted cash                                      207,947        207,179
     Accounts receivable                                6,917,491      7,358,742
     Prepaid expenses and other current assets            742,925      2,823,613
                                                     ------------   ------------
                                                       11,860,146     11,768,996
Oil and gas properties, using the full cost method
 of accounting                                        163,336,872    155,221,187
Capital assets                                          1,052,440        592,605
                                                     ------------   ------------
Total assets                                         $176,249,458   $167,582,788
                                                     ============   ============

Liabilities and shareholders' equity

Current liabilities

     Accounts payable and accrued liabilities        $ 16,632,545   $ 21,096,348
Long-term debt                                         55,500,000     46,092,928
Deferred income taxes                                   6,045,395      4,974,008
Deferred revenue                                           75,000        100,000

Shareholders' equity
     Share capital                                     93,550,726     92,585,148
     Retained earnings                                  4,445,792      2,734,356
                                                     ------------   ------------
                                                       97,996,518     95,319,504
                                                     ------------   ------------
Total liabilities and shareholders' equity           $176,249,458   $167,582,788
                                                     ============   ============

ULTRA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)

Three months ended March 31, 2002 and 2001

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the "Corporation") is incorporated under the laws of British Columbia, Canada. At March 1, 2000 the Corporation was continued under the laws of the Yukon Territory, Canada. Its principal business activity is the exploration and development of oil and gas properties located in the United States. The Corporation also has operations in China.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2001, are unaudited and were prepared from our records. Balance sheet data as of December 31, 2001 was derived from our audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. Our management believes that these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. We prepared these statements on a basis consistent with our annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to our most recent annual report on Form 10-K.

(a) Basis of presentation:

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries UP Energy Corporation, Ultra Resources, Inc and Sino-American Energy Corporation.

All material intercompany transactions and balances have been eliminated upon consolidation.

(b) Accounting principles:

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada.

(c) Income taxes:

The Corporation uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which differences are expected to reverse.

(d) Earnings per share:

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options. The Company uses the treasury stock method to determine the dilutive effect.

The following table provides a reconciliation of the components of basic and diluted net income per common share for the periods ended March 31, 2002 and 2001:

                                                March 31,2002  March 31,2001
                                                -------------  -------------
Net income                                       $ 1,711,436    $ 9,885,175
                                                 ===========    ===========
Weighted average of common shares
 outstanding during the period                    73,492,883     70,003,821
Effect of dilutive instruments                     3,566,148      3,230,711
                                                 -----------    -----------
Weighted average common shares outstanding
 during the period including the effects of
 dilutive instruments                             77,059,031     73,234,532
                                                 ===========    ===========
Basic earnings per share                         $      0.02    $      0.14
                                                 ===========    ===========
Diluted earnings per share                       $      0.02    $      0.13
                                                 ===========    ===========

(e) Foreign currency translation:

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

(f) Use of estimates:

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

(g) Reclassifications:

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year financial statement presentation.

2. OIL AND GAS PROPERTIES:

                                                  March 31,      December 31,
                                                    2002             2001
                                               -------------    -------------
Developed Properties:
Acquisition, equipment, exploration drilling
 and environmental costs                       $ 107,981,889    $ 100,574,404
Less accumulated depletion, depreciation
 and amortization                                (15,546,605)     (13,499,605)
                                               -------------    -------------
                                                  92,435,284       87,074,799
Unproven Properties:
China                                             58,088,409       55,894,246
Acquisition and exploration costs                 12,813,179       12,252,142
                                               -------------    -------------
                                               $ 163,336,872    $ 155,221,187
                                               =============    =============


3. LONG-TERM DEBT:

                                                  March 31,      December 31,
                                                    2002             2001
                                               -------------    -------------
Bank indebtedness                              $  55,500,000    $  43,000,000
Short term obligations to be refinanced                   --        3,092,928
                                               =============    =============
                                               $  55,500,000    $  46,092,928
                                               =============    =============

The Corporation (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $150 million and an aggregate borrowing base of $80 million at March 1, 2002. At March 31, 2002, the Corporation had $55.5 million outstanding and $24.5 million unused and available on the credit facility.

The credit facility matures on March 1, 2005. The note bears interest at either the bank's prime rate plus a margin of one-half of one percent (0.50%) to one and one quarter percent (1.25%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-half percent (1.5%) to two and one-quarter (2.25%) based on the percentage of available credit drawn. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank and may be decreased or increased depending on a number of factors including the Corporation's proved reserves and the bank's forecast of future oil and gas prices. Additionally, the Corporation is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital, general and administrative expenditures and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Corporation may not be able to access funds otherwise available under the facility. As of March 31, 2002, the Corporation was in compliance with the covenants and required ratios.

The Corporation has secured this debt by a majority of it's proved domestic oil and gas properties.

4. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada, ("Canadian GAAP"), which may differ in certain respects from generally accepted accounting principles in the United States, ("US GAAP"). The Corporation currently has no significant differences.

5. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact, if any, of SFAS No. 143 on the Corporation's consolidated financial statements for future periods.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 VS. QUARTER ENDED MARCH 31, 2001

OPERATING REVENUES

Oil and gas revenues decreased to $9,106,379 or 46% for the quarter ended March 31, 2002 from $16,747,374 for the same period in 2001. This decrease was attributable to a decrease in prices received for that production. During this quarter, the Corporation's production increased to 3.8 Bcf of gas, and 34,000 barrels of condensate, up from 2.6 Bcf of gas and 28,000 barrels of condensate for the same period in 2001. During the quarter ended March 31, 2002 the average product prices for gas and condensate were $2.24 per Mcf and $20.58 per barrel, respectively, compared to $6.07 per Mcf and $27.06 per barrel for the same period in 2001.

PRODUCTION EXPENSES AND TAXES

During the quarter ended March 31, 2002 production expenses and taxes decreased 13% to $2,488,932 from $2,868,625 for the quarter ended March 31, 2001. Direct lease operating expenses increased 108% to $486,867 for the quarter ended March 31, 2002 from $234,533 for the same period in 2001. On a per unit of production basis, these costs increased to $.12 per Mcfe in March 2002, as compared to $.08 per Mcfe in March 2001. Production taxes for the first quarter 2002 were $935,587, compared to $1,879,217 in first quarter 2001 or $.24 per Mcfe in first quarter 2002, compared to $.67 per Mcfe in first quarter 2001. Production taxes are calculated based on a percentage of revenue from production, therefore lower realized prices contributed to the decrease. Gathering fees for the quarter ended March 31, 2002 increased 41% to $1,066,478 from $754,875 for the same period in 2001, attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses (DD&A) increased to $2,108,297 during the quarter ended March 31, 2002 from $1,610,329 for the same period in 2001. On a per unit basis, DD&A decreased to $.53 per Mcfe, from $.58 in 2001 primarily as a result of increases in the Corporation's proved reserves and lower estimated future development costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 15% to $1,219,196 during the quarter ended March 31, 2002 from $1,058,839 for the same period in 2001. The increase was attributable to legal, professional and compensation expenses that coincide with the Corporation's increased activity in both Wyoming and China.

INTEREST

Interest expense for the period increased 78% to $514,061 in first quarter 2002 from $289,547 in first quarter 2001. This increase was attributable to the increase in borrowings under the senior credit facility.

INCOME TAXES

The Corporation recorded deferred income tax expense of $1,071,387 at an effective rate of 38.5% for the quarter ended March 31, 2002, compared to $1,145,661 at an effective rate of 10.3% for the quarter ended March 31, 2001. Although the Corporation is not expected to pay cash taxes in 2002, in accordance with FAS 109 and specifically, the guidance concerning intraperiod tax allocations, the Corporation is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $6,084,895 for the three months ended March 31, 2002 compared to $15,722,043 for the three months ended March 31, 2001. Operating cash flow in the three month period decreased compared to the prior year due to decreased oil and gas prices and higher operating and other expenses.

Cash flow used in investing activities was $16,567,267 for the three months ended March 31, 2002 compared to $11,217,563 for the three months ended March 31, 2001. In 2002, oil and gas property and capital asset expenditures were $16,046,135 and $521,132, respectively, compared to $11,434,824 and $95,104 in the prior year. Amounts expended in the prior year were also offset by cash received from the Pendaries Merger.

Net cash provided by financing activities was $13,094,693 for the three months ended March 31, 2002 compared to net cash used of $111,374 for the three months ended March 31, 2001. Cash received in 2002 represented borrowings of $12,500,000 on the credit facility and proceeds from the exercise of options of $594,693. In the prior year, net cash paid on the credit facility was $459,762, offset by proceeds from the exercise of options of $348,388.

In the three-month period ending March 31, 2002 the Corporation relied on its existing cash flow and availability under it's credit facility to finance its capital expenditures. The Corporation participated in continued activity from the 2001 program on the Pinedale Anticline in Wyoming. Capital costs in China were related to development plans for the drilling program in Bohai Bay. For the three-month period ending March 31, 2002 capital expenditures were $10,162,685 ($7,968,521 in Wyoming and $2,194,163 in Bohai Bay). At March 31, 2002, the Corporation reported a cash position of $3,991,783 compared to $1,379,462 at December 31, 2001. Working capital at March 31, 2002 was $(4,772,399) as compared to $(9,327,352) at December 31, 2001.

Based on forecasted gas prices, production and bank availability, management believes that the Corporation's continued positive cash flow from operations and the availability under the senior credit facility will be sufficient to fund the Corporation's budgeted capital expenditures for 2002, which are estimated to be $50 million. However, future cash flows and continued availability of financing are subject to a number of uncertainties beyond the Corporation's control such as production rates, the price of gas and oil, continued favorable results of the Corporation's drilling program and the general condition of the capital markets for oil and gas companies. There can be no assurances that adequate funding will be available to execute the Corporation's planned future capital program.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements, including the Corporation's outlook for the remainder of 2002 with regard to plans for funding operations and capital expenditures, are based on a number of risks and uncertainties the are outside the Corporation's control. For example, future cash flows and continued availability of financing are subject to a number of uncertainties beyond the Corporation's control. There can be no assurances that adequate funding will be available to execute the Corporation's planned future capital program.

Other risks and uncertainties include, but are not limited to, fluctuations in the price we receive for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits

3.1 Certificate of Continuance of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Corporation's quarterly report on form 10-Q for the period ended June 30, 2001)

3.2       By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit
          3.2 to the Corporation's quarterly report on form 10-Q for the period ended June 30, 2001)

4.1 Specimen common share certificate (incorporated by reference to Exhibit 3.2 to the Corporation's quarterly report on form 10-Q for the period ended June 30, 2001)

10.1 First Amended and Restated Credit Agreement dated March 1, 2002 among Bank One N.A., Union Bank of California N.A., Guaranty Bank FSB, Hibernia National Bank, Ultra Resources, Inc. and Banc One Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Corporation's annual report on Form 10K for the period ended December 31, 2001)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ULTRA PETROLEUM CORP.



Date May 13, 2002                     By: /s/ Michael D. Watford
                                         -------------------------------
                                         Name:   Michael D. Watford
                                         Title:  Chief Executive Officer


                                      By: /s/ Kristen J. Marron
                                         -------------------------------
                                         Name:   Kristen J. Marron
                                         Title:  Financial Reporting Manager