Form 10-Q
period 2002-06-30
ULTRA PETROLEUM CORP
filed 2002-08-12
CIK 1022646

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________


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

                                 (281) 876-0120
                                   ----------
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X             NO______
   ----------

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of August 1, 2002 was 74,198,168.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              ULTRA PETROLEUM CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the Three Months Ended      For the Six Months Ended
                                                                       June 30,                       June 30,
                                                             ---------------------------    ---------------------------
                                                                  2002           2001           2002           2001
                                                             ------------   ------------    ------------   ------------
Revenues
     Natural gas sales                                       $  7,462,282   $  9,296,793    $ 15,862,228   $ 25,274,136
     Oil sales                                                    681,105        750,809       1,387,478      1,520,840
                                                             ------------   ------------    ------------   ------------
                                                                8,143,387     10,047,602      17,249,706     26,794,976
Expenses
     Production expenses and taxes                              2,092,197      2,205,705       4,581,129      5,074,330
     Depletion and depreciation                                 1,745,291      1,743,916       3,853,588      3,354,244
     General and administrative                                 1,210,952      1,053,978       2,059,263      2,020,999
     Stock compensation                                           425,280          --            796,165         91,822
     Interest                                                     692,156        378,393       1,206,217        667,940
                                                             ------------   ------------    ------------   ------------
                                                                6,165,876      5,381,992      12,496,362     11,209,335
Operating income                                                1,977,511      4,665,610       4,753,344     15,585,641

Other income:
     Interest                                                       5,346         30,307          12,336         88,702
     Other                                                           --           77,932            --          130,340
                                                             ------------   ------------    ------------   ------------
                                                                    5,346        108,239          12,336        219,042
Income for the period, before income tax provision              1,982,857      4,773,849       4,765,680     15,804,683
Income tax provision - deferred                                   675,989        500,127       1,747,376      1,645,786
Net income for the period                                       1,306,868      4,273,722       3,018,304     14,158,897
Retained earnings (deficit), beginning of period                4,445,792     (5,259,297)      2,734,356    (15,144,472)
                                                             ------------   ------------    ------------   ------------
Retained earnings (deficit), end of period                   $  5,752,660   $   (985,575)   $  5,752,660   $   (985,575)
                                                             ============   ============    ============   ============
Income per common share - basic                              $       0.02   $       0.06    $       0.04   $       0.20
                                                             ============   ============    ============   ============
Income per common share - fully diluted                      $       0.02   $       0.06    $       0.04   $       0.19
                                                             ============   ============    ============   ============
Weighted average common shares outstanding - basic             74,131,371     72,866,710      73,992,710     71,446,112
                                                             ============   ============    ============   ============
Weighted average common shares outstanding - fully diluted     77,929,649     76,536,391      77,694,951     74,762,941
                                                             ============   ============    ============   ============

                                                                               2

                              ULTRA PETROLEUM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Expressed in U.S. Dollars)                                       Six Months Ended
                                                                      June 30,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
Cash provided by (used in):

Operating activities:
Net income for the period                                  $  3,018,304    $ 14,158,897
Add (deduct)
   Items not involving cash:
     Depletion and depreciation                               3,853,588       3,354,244
     Deferred income taxes                                    1,747,376       1,645,786
     Stock compensation                                         884,765         353,241
Net changes in non-cash working capital:
   Restricted cash                                               (1,299)         (4,114)
   Accounts receivable                                          806,481       4,178,805
   Prepaid expenses and other current assets                    937,041          13,826
   Note receivable                                                 --          (683,137)
   Accounts payable and accrued liabilities                  (4,868,729)      4,845,496
   Deferred revenue                                             (50,000)        (50,000)
                                                           ------------    ------------
                                                              6,327,527      27,813,044

 Investing activities:
   Oil and gas property expenditures                        (23,527,232)    (22,536,102)
   Purchase of capital assets                                  (590,407)       (163,984)
   Cash received from Pendaries Merger                             --           312,365
                                                           ------------    ------------
                                                            (24,117,639)    (22,387,721)

Financing activities:
   Long-term debt                                            18,000,000      (3,698,395)
   Repurchased shares                                        (1,133,750)
   Proceeds from exercise of options                            893,280         561,023
                                                           ------------    ------------
                                                             17,759,530      (3,137,372)

Increase in cash during the period                              (30,582)      2,287,951
Cash and cash equivalents, beginning of period                1,379,462       1,143,591
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $  1,348,880    $  3,431,542
                                                           ============    ============
Supplemental statements of cash flows information
 Supplemental schedule of non-cash investing activities:
  Acquisitions
    Fair value of assets acquired                          $       --      $ 43,950,263
    Less: liabilities assumed                                      --        (4,225,978)
    Cash acquired                                                  --           312,365
                                                           ------------    ------------
   Fair value of stock issued                              $       --      $ 40,036,650
                                                           ============    ============

                                                                               3

                              ULTRA PETROLEUM CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (Expressed in U.S. Dollars)
                                                           June 30,       December 31,
                                                             2002            2001
                                                        -------------    -------------
Assets

Current assets
     Cash and cash equivalents                          $   1,348,880    $   1,379,462
     Restricted cash                                          208,478          207,179
     Accounts receivable                                    6,552,261        7,358,742
     Prepaid expenses and other current assets              2,791,012        2,823,613
                                                        -------------    -------------
                                                           10,900,631       11,768,996
Oil and gas properties, using the full cost method of
     accounting                                           175,609,308      155,221,187
Capital assets                                              1,017,425          592,605
                                                        -------------    -------------
Total assets                                            $ 187,527,364    $ 167,582,788
                                                        =============    =============


Liabilities and shareholders' equity

Current liabilities
     Accounts payable and accrued liabilities           $  19,869,436    $  21,096,348
Long-term debt                                             61,000,000       46,092,928
Deferred income taxes                                       6,721,385        4,974,008
Deferred revenue                                               50,000          100,000

Shareholders' equity
     Share capital                                         94,363,193       92,585,148
     Treasury stock                                        (1,133,750)            --
     Other comprehensive income                               904,440             --
     Retained earnings                                      5,752,660        2,734,356
                                                        -------------    -------------
                                                           99,886,543       95,319,504
                                                        -------------    -------------
Total liabilities and shareholders' equity              $ 187,527,364    $ 167,582,788
                                                        =============    =============

                                                                               4

ULTRA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)

Three months ended June 30, 2002 and 2001

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the "Corporation") is incorporated under the laws of British Columbia, Canada. At March 1, 2000 the Corporation was continued under the laws of the Yukon Territory, Canada. Its principal business activity is the exploration and development of oil and gas properties located in the United States. The Corporation also has oil and gas properties in China.

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

(c) Hedging transactions:

Beginning April 1, 2002 the Corporation has entered into commodity price risk management transactions to manage its exposure to gas price volatility. These transactions are in the form of price swaps with a financial institution. These transactions have been designated by the Corporation as cash flow hedges. As such, unrealized gains and losses related to the change in fair market value of the derivative contracts are recorded in other comprehensive income in the balance sheet.

(d) Income taxes:

The Corporation uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which differences are expected to reverse.

(e) Earnings per share:

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of stock options. The Corporation uses the treasury stock method to determine the dilutive effect.

The following table provides a reconciliation of the components of basic and diluted net income per common share for the six-month periods ended June 30, 2002 and 2001:



                                                               Three Months Ended          Six Months Ended
                                                           -------------------------   -------------------------
                                                             June 30,      June 30,      June 30,     June 30,
                                                               2002          2001          2002         2001
                                                           -----------   -----------   -----------   -----------
Net income                                                 $ 1,306,868   $ 4,273,722   $ 3,018,304   $14,158,897
                                                           ===========   ===========   ===========   ===========

Weighted average of common shares outstanding
     during the period                                      74,131,371    72,866,710    73,992,710    71,446,112

Effect of dilutive instruments                               3,798,278     3,669,681     3,702,241     3,316,829
                                                           -----------   -----------   -----------   -----------

Weighted average common shares outstanding
     during the period including the effects of dilutive
     Instruments                                            77,929,649    76,536,391    77,694,951    74,762,941
                                                           ===========   ===========   ===========   ===========
Basic earnings per share                                   $      0.02   $      0.06   $      0.04   $      0.20
                                                           ===========   ===========   ===========   ===========

Diluted earnings per share                                 $      0.02   $      0.06   $      0.04   $      0.19
                                                           ===========   ===========   ===========   ===========

(f) Share repurchase program:

In October 2001 Ultra's board of directors approved a share repurchase program whereby the Corporation may acquire shares issued from the exercise of options with the intent of keeping our basic share count constant. During the second quarter ended June 30, 2002, the Corporation bought back 125,000 shares related to the exercise of options at $9.07 US for total of $1,133,750.00.

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

(i) Reclassifications:

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year financial statement presentation.

2. OIL AND GAS PROPERTIES:


                                                    June 30,       December 31,
                                                      2002            2001
                                                 -------------    -------------
Developed Properties:
Acquisition, equipment, exploration              $ 120,645,350    $ 100,574,404
     drilling and environmental costs
Less accumulated depletion, depreciation and
     Amortization                                  (17,876,605)     (13,499,605)
                                                 -------------    -------------
                                                   102,768,745       87,074,799

Unproven Properties:
China                                               59,628,689       55,894,246
Acquisition and exploration costs                   13,211,874       12,252,142
                                                 -------------    -------------
                                                 $ 175,609,308    $ 155,221,187
                                                 =============    =============

3. LONG-TERM DEBT:

                                                    June 30,       December 31,
                                                      2002             2001
                                                 -------------    -------------
Bank indebtedness                                $  61,000,000    $  43,000,000
Short term obligations to be refinanced                   --          3,092,928
                                                 =============    =============
                                                 $  61,000,000    $  46,092,928
                                                 =============    =============

The Corporation (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $150 million and an aggregate borrowing base of $80 million at March 1, 2002. At June 30, 2002, the Corporation had $61 million outstanding and $19 million unused and available on the credit facility.

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

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank and may be decreased or increased depending on a number of factors including the Corporation's proved reserves and the bank's forecast of future oil and gas prices. Additionally, the Corporation is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital, general and administrative expenditures and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Corporation may not be able to access funds otherwise available under the facility. As of June 30, 2002, the Corporation was in compliance with the covenants and required ratios.

The Corporation has secured this debt by a majority of it's proved domestic oil and gas properties.

4. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada, ("Canadian GAAP"), which may differ in certain respects from generally accepted accounting principles in the United States, ("US GAAP"). The Corporation currently has no differences which would have a significant effect on reported net income or stockholders' equity.

5. FINANCIAL INSTRUMENTS:

In April 2002, the Corporation began hedging a portion of it's production with a fixed price to index price swap agreement. The purpose of the hedges is to provide a measure of stability to the Corporation's cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. The Corporation recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of the changes in fair value as specified in FAS 133 is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For all other derivatives, changes in fair value are recognized in earnings as non-operating income or expense. At June 30, 2002 the Corporation had a current derivative asset of $904,440 which is included in other current assets in our balance sheet. Under the current swap agreement, the Corporation receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Ultra pays the difference. By entering into swap agreements the Corporation effectively fixes the price that it will receive in the future for the hedged production. Ultra's current swaps are settled in cash on a monthly basis. As of April 1, 2002, Ultra had the following swap in place based on the Northwest Pipeline Corp., Rocky Mountains; Index as published in Inside FERC at the first of each month. The Corporation has entered into this agreement for 10,000 MMBTU per day at $2.58 through October 31, 2002.

6. RECENT ACCOUNTING PRONOUNCEMENTS:

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

In July 2002, the Financial Accounting Standards Board also issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Those costs include (a) certain termination benefits (so-called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, however, earlier application is encouraged. Management has not yet assessed the impact of this statement.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 VS. QUARTER ENDED JUNE 30, 2001

OPERATING REVENUES

Oil and gas revenues decreased to $8,143,387 or 19% for the quarter ended June 30, 2002 from $10,047,602 for the same period in 2001. This decrease was attributable to a decrease in prices received for that production. During this quarter, the Corporation's gas production increased by 4% to 3.0 Bcf, up from
2.8 Bcf, while condensate decreased to 27 thousand barrels from 29 thousand barrels for the same period in 2001. During the quarter, management estimates that the Corporation shut-in approximately 15-20% of its available production volumes of gas due to low prices for that gas in Wyoming primarily due to temporary pipeline constraints that prevented certain volumes of gas from reaching the market. Management believes that the majority of the pipeline constraints which were evidenced during the quarter have been remedied, although unforeseen events may cause curtailments of production in the future. Major expansions of gathering and interstate pipeline infrastructure are scheduled to be completed the period through 2003. During the quarter ended June 30, 2002 the average product prices for gas and condensate were $2.52 per Mcf and $25.58 per barrel, respectively, compared to $3.27 per Mcf and $25.83 per barrel for the same period in 2001.

PRODUCTION EXPENSES AND TAXES

During the quarter ended June 30, 2002 production expenses and taxes decreased 5% to $2,092,197 from $2,205,705 for the quarter ended June 30, 2001. Direct lease operating expenses increased 12% to $418,277 for the quarter ended June 30, 2002 from $372,691 for the same period in 2001. On a per unit of production basis, these costs increased to $.13 per Mcfe in June 2002, as compared to $.12 per Mcfe in June 2001. Production taxes for the second quarter 2002 were $783,452, compared to $1,120,386 in second quarter 2001 or $.25 per Mcfe in second quarter 2002, compared to $.37 per Mcfe in second quarter 2001. Production taxes are calculated based on a percentage of revenue from production, therefore lower realized prices contributed to the decrease. Gathering fees for the quarter ended June 30, 2002 increased 25% to $890,468 from $712,628 for the same period in 2001, primarily attributable to higher unit charges on certain gathering systems.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses (DD&A) were $1,745,291 during the quarter ended June 30, 2002 compared to $1,743,916 for the same period in 2001. On a per unit basis, DD&A decreased to $.56 per Mcfe, from $.58 per Mcfe in 2001 primarily as a result of increases in the Corporation's proved reserves and lower estimated future development costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 15% to $1,210,950 during the quarter ended June 30, 2002 from $1,053,978 for the same period in 2001. The increase was attributable to legal, professional and compensation expenses that coincide with the Corporation's increased activity in both Wyoming and China.

INTEREST

Interest expense for the period increased 83% to $692,156 in first quarter 2002 from $378,393 in first quarter 2001. This increase was attributable to the increase in borrowings under the senior credit facility.

INCOME TAXES

The Corporation recorded deferred income tax expense of $675,989 at an effective rate of 34% for the quarter ended June 30, 2002, compared to $500,125 at an effective rate of 10.5% for the quarter ended June 30, 2001. Although the Corporation is not expected to pay cash taxes in 2002, in accordance with FAS 109 and specifically, the guidance concerning intraperiod tax allocations, the Corporation is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

OPERATING REVENUES

Oil and gas revenues decreased to $17,249,706 or 36% for the six months ended June 30, 2002 from $26,794,976 for the same period in 2001. This decrease was attributable to a decrease in prices received for that production. During the first half of this year, the Corporation's production increased by 23% on an Mcf equivalent basis, to 6.7 Bcf of gas, and 60 thousand barrels of condensate, up from 5.4 Bcf of gas and 57 thousand barrels of condensate for the same six months in 2001. During the six months ended June 30, 2002 the average product prices for gas and condensate were $2.36 per Mcf and $22.85 per barrel, respectively, compared to $4.68 per Mcf and $26.50 per barrel for the same period in 2001.

PRODUCTION EXPENSES AND TAXES

During the six months ended June 30, 2002 production expenses and taxes decreased 10% to $4,581,129 from $5,074,330 for the six months ended June 30, 2001. Direct lease operating expenses increased to $905,144 for the six months ended June 30, 2002 from $607,224 for the same period in 2001. On a per unit of production basis, these costs increased 18% to $.13 per Mcfe in June 2002, as compared to $.11 per Mcfe in June 2001. Production taxes for the first half of 2002 were $1,719,039, compared to $2,999,603 in the first six months of 2001 or $.24 per Mcfe at June 2002, compared to $.52 per Mcfe at June 2001. Production taxes are calculated based on a percentage of revenue from production, therefore lower realized prices contributed to the decrease. Gathering fees for the six months ended June 30, 2002 increased 33% to $1,956,946 from $1,467,503 for the same period in 2001, primarily attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses (DD&A) increased to $3,853,588 during the six months ended June 30, 2002 compared to $3,354,244 for the same period in 2001. On a per unit basis, DD&A decreased to $.54 per Mcfe, from $.58 per Mcfe in 2001 primarily as a result of increases in the Corporation's proved reserves and lower estimated future development costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses totaled $2,059,263 during the six months ended June 30, 2002 as compared to $2,020,999 for the same period in 2001.

INTEREST

Interest expense for the period increased 80% to $1,206,217 in first quarter 2002 from $667,940 in first quarter 2001. This increase was attributable to the increase in borrowings under the senior credit facility.

INCOME TAXES

The Corporation recorded deferred income tax expense of $1,747,376 at an effective rate of 37% for the six months ended June 30, 2002, compared to $1,645,786 at an effective rate of 10.3% for the six months ended June 30, 2001. Although the Corporation is not expected to pay cash taxes in 2002, in accordance with FAS 109 and specifically, the guidance concerning intraperiod tax allocations, the Corporation is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $6,327,527 for the six months ended June 30, 2002 compared to $27,813,044 for the six months ended June 30, 2001. Operating cash flow in the six month period decreased compared to the prior year due to decreased oil and gas prices and higher operating and other expenses.

Cash flow used in investing activities was $24,117,640 for the six months ended June 30, 2002 compared to $22,387,721 for the six months ended June 30, 2001. In 2002, oil and gas property and capital asset expenditures were $23,527,232 and $590,408, respectively, compared to $22,536,102 and $163,984 in the prior year. Amounts expended in the prior year were also offset by $312,365 of cash received from the Pendaries Merger.

Net cash provided by financing activities was $17,759,530 for the six months ended June 30, 2002 compared to net cash used of $3,137,372 for the six months ended June 30, 2001. Cash received in 2002 represented borrowings of $18,000,000 on the credit facility, proceeds from the exercise of options of $893,280 and the cost to acquire stock related to options of $(1,133,750). In the prior year, net cash paid on the credit facility was $3,698,395, offset by proceeds from the exercise of options of $561,023.

In the six-month period ending June 30, 2002 the Corporation relied on its existing cash flow and availability under it's credit facility to finance its capital expenditures. During the first six-months of 2002, the Corporation participated in continued activity on the Pinedale Anticline in Wyoming. The Corporation participated in the completion of eight wells that had been drilled or drilled and partially completed under the 2001 drilling program. Additionally, during the six-month period the Corporation participated in the drilling and completion of three wells and eight that were drilling at June 30, 2002. Capital expenditures in China were related to the participation in the drilling of three wells in Bohai Bay and the preparation of the development plan for CFD 11-1 and CFD 11-2 fields. For the six-month period ending June 30, 2002 capital expenditures were $23,527,232 ($19,792,785 in Wyoming and $3,734,447 in Bohai Bay). At June 30, 2002, the Corporation reported a cash position of $1,348,880 compared to $1,379,462 at December 31, 2001. Working capital at June 30, 2002 was $(8,968,805) as compared to $(9,327,352) at December 31, 2001.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements, including the Corporation's outlook for the remainder of 2002 with regard to plans for funding operations and capital expenditures, are based on a number of risks and uncertainties that are outside the Corporation's control. For example, future cash flows and continued availability of financing are subject to a number of uncertainties beyond the Corporation's control. There can be no assurances that adequate funding will be available to execute the Corporation's planned future capital program.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk. The Corporation's major market risk exposure is in the pricing applicable to its natural gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Ultra's natural gas production in southwestern Wyoming which may not reflect pricing of United States natural gas in general. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

Ultra's production is generally sold at prevailing market prices. However, the Corporation periodically enters into hedging transactions for a portion of its production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The Corporation may use fixed-price physical delivery contracts and derivative instruments to manage exposures to commodity prices. The Corporation does not enter into derivative instruments for trading purposes.

At June 30, 2002, the Corporation had the following swap in place. ("MMBtu" means million British thermal units.)

Contract Period   Instrument(s)         MMBtu/day     $/MMBtu
Apr 02--Oct 02        Swaps                10,000       $2.58

The swap price is based on an Index at the interstate pipeline. Various gathering, processing and BTU content adjustments affect the price that the Corporation ultimately reports in its financial statements.

The Corporation had no fixed-price physical delivery contracts in place at June 30, 2002.

Interest Rate Risk. At June 30, 2002, Ultra had long-term debt outstanding of $61 million. The interest rates on the Corporation's revolving credit facility, under which $61 million in indebtedness was outstanding at June 30, 2002, range from LIBOR plus 2% to prime plus 1% and are variable; however, they may be fixed at Ultra's option for periods of time between 30 to 180 days. At June 30, 2002 the Corporation had $51 million at LIBOR + 2% or approximately 4.1% through September 6, 2002 and the balance at Prime + 1% or 5.5%. Subsequent to June 30, 2002, the balance at Prime +1% was rolled into a 180 day note at LIBOR +2% or approximately 3.8% maturing January 31, 2003. A 10% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2002 would equal approximately 40 basis points. Such an increase in interest rates would impact Ultra's annual interest expense by approximately $0.25 million assuming borrowed amounts under the credit facility remained at $61 million.

                           PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                                     ULTRA PETROLEUM CORP.


Date August 5, 2002                  By: /s/ Michael D. Watford
                                        ----------------------------------------
                                        Name:  Michael D. Watford
                                        Title: Chief Executive Officer



                                     By: /s/ F. Fox Benton III
                                        ----------------------------------------
                                        Name:  F. Fox Benton III
                                        Title: Chief Financial Officer