Form 10-Q
period 2002-09-30
ULTRA PETROLEUM CORP
filed 2002-11-13
CIK 1022646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-29370

ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16801 Greenspoint Park Drive, Suite 370, Houston, Texas	77060
(Address of Principal Executive Offices)	(Zip Code)

(281) 876-0120
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of November 1, 2002 was 74,779,793.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Natural gas sales	$7,578,471	$6,077,854	$23,440,699	$31,351,991
Oil sales	1,092,561	859,181	2,480,039	2,380,021

	8,671,032	6,937,035	25,920,738	33,732,012
Expenses
Production expenses and taxes	2,556,096	1,722,796	7,137,225	6,797,124
Depletion and depreciation	2,340,270	1,690,540	6,193,858	5,044,785
General and administrative	1,095,113	1,021,272	3,154,376	3,042,268
Stock compensation	415,000	245,204	1,211,165	337,029
Interest	706,705	471,052	1,912,922	1,138,992

	7,113,184	5,150,864	19,609,546	16,360,198
Operating income	1,557,848	1,786,171	6,311,192	17,371,814
Other income:
Interest	5,221	14,201	17,555	102,903
Other	—	45,719	—	176,057

	5,221	59,920	17,555	278,960
Income for the period, before income tax provision	1,563,069	1,846,091	6,328,747	17,650,774
Income tax provision – future	601,783	198,958	2,349,157	1,844,744
Net income for the period	961,286	1,647,133	3,979,590	15,806,030
Retained earnings (deficit), beginning of period	5,752,660	(985,575)	2,734,356	(15,144,472)

Retained earnings (deficit), end of period	$6,713,946	$661,558	$6,713,946	$661,558

Income per common share – basic	$0.01	$0.02	$0.05	$0.22

Income per common share – diluted	$0.01	$0.02	$0.05	$0.21

Weighted average common shares outstanding—basic	74,757,375	73,223,070	74,594,581	72,059,299

Weighted average common shares outstanding – diluted	78,410,956	76,548,369	78,285,028	75,416,668

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in U.S. Dollars)	Nine Months Ended September 30,
	2002	2001
Cash flow from operating activities:
Net income for the period	$3,979,590	$15,806,030
Add (deduct)
Items not involving cash:
Depletion and depreciation	6,193,858	5,044,785
Future income taxes	2,349,158	1,844,744
Stock compensation	1,370,677	848,447
Net changes in non-cash working capital:
Restricted cash	(1,720)	(5,890)
Accounts receivable	922,893	1,588,392
Prepaid expenses and other current assets	(2,494,282)	(286,562)
Note receivable	—	(683,137)
Accounts payable and accrued liabilities	(6,263,595)	7,233,753
Other long-term obligations	3,369,599	—
Deferred revenue	(75,000)	(75,000)

Net cash provided by operating activities	9,351,178	31,315,562
Cash flows from investing activities:
Oil and gas property expenditures	(40,030,172)	(36,409,693)
Purchase of capital assets	(640,439)	(177,415)
Cash received from Pendaries Merger	—	312,365

Net cash used in investing activities	(40,670,611)	(36,274,743)
Cash flows from financing activities:
Long-term debt	31,000,000	4,404,060
Repurchased shares	(1,193,650)	—
Proceeds from exercise of options	899,931	574,014

Net cash provided by financing activities	30,706,281	4,978,074
Increase (decrease) in cash during the period	(613,152)	18,893
Cash and cash equivalents, beginning of period	1,379,462	1,143,591

Cash and cash equivalents, end of period	$766,310	$1,162,484

Supplemental statements of cash flows information
Supplemental schedule of non-cash investing activities:
Acquisitions
Fair value of assets acquired	$—	$43,950,263
Less: liabilities assumed	—	(4,225,978)
Cash acquired	—	312,365

Fair value of stock issued	—	40,036,650

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in U.S. Dollars)	September 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$766,310	$1,379,462
Restricted cash	208,899	207,179
Accounts receivable	6,435,849	7,358,742
Prepaid expenses and other current assets	5,317,895	2,823,613

	12,728,953	11,768,996
Oil and gas properties, using the full cost method of accounting	189,749,654	155,221,187
Capital assets	957,186	592,605

Total assets	$203,435,793	$167,582,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,341,976	$18,403,862
Long-term debt	74,000,000	46,092,928
Deferred income taxes	7,323,166	4,974,008
Other long-term obligations	3,394,599	2,792,486
Shareholders’ equity
Share capital	94,855,756	92,585,148
Treasury stock	(1,193,650)	—
Retained earnings	6,713,946	2,734,356

	100,376,052	95,319,504

Total liabilities and shareholders’ equity	$203,435,793	$167,582,788

ULTRA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)

Nine months ended September 30, 2002 and 2001

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Corporation”) was incorporated under the laws of British Columbia, Canada. At March 1, 2000 the Corporation was continued under the laws of the Yukon Territory, Canada and is now incorporated under the laws of the Yukon Territory. Its principal business activity is the exploration and development of oil and gas properties located in the United States. The Corporation also has oil and gas properties in China.

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

(c) Hedging transactions:

Beginning April 1, 2002 the Corporation has entered into commodity risk price management transactions to manage its exposure to gas price volatility. These transactions are in the form of price swaps with a financial institution. These transactions have been designated by the Corporation as cash flow hedges.

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

The following table provides a reconciliation of the components of basic and diluted net income per common share for the three- and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net income	$961,286	$1,647,133	$3,979,590	$15,806,030

Weighted average of common shares outstanding during the period	74,757,375	73,223,070	74,594,581	72,059,299
Effect of dilutive instruments	3,653,581	3,325,299	3,690,447	3,357,369

Weighted average common shares outstanding during the period including the effects of dilutive instruments	78,410,956	76,548,369	78,285,028	75,416,668

Basic earnings per share	$0.01	$0.02	$0.05	$0.22

Diluted earnings per share	$0.01	$0.02	$0.05	$0.21

(f) Share repurchase program:

In October 2001 Ultra’s board of directors approved a share repurchase program whereby the Corporation may acquire shares issued in connection with the exercise of options with the intent of keeping our basic share count constant. During the first nine months of 2002, the Corporation bought back 132,500 shares for $1,193,650.

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

(i) Reclassifications:

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year financial statement presentation.

2. OIL AND GAS PROPERTIES:

	September 30, 2002	December 31, 2001
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$133,923,858	$100,574,404
Less accumulated depletion, depreciation and amortization	(20,106,605)	(13,499,605)

	113,817,253	87,074,799
Unproven Properties:
China	62,182,471	55,894,246
Acquisition and exploration costs	13,749,930	12,252,142

	$189,749,654	$155,221,187

3. LONG-TERM DEBT:
	September 30, 2002	December 31, 2001
Bank indebtedness	$74,000,000	$43,000,000
Short term obligations to be refinanced	—	3,092,928

	$74,000,000	$46,092,928

The Corporation (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $150 million and an aggregate borrowing base of $80 million at March 1, 2002. At September 30, 2002, the Corporation had $74 million outstanding and $6 million unused and available on the credit facility.

The credit facility matures on March 1, 2005. The notes bear interest at either the bank’s prime rate plus a margin of one-half of one percent (0.50%) to one and one-quarter percent (1.25%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-half percent (1.5%) to two and one-quarter percent (2.25%) based on the percentage of available credit drawn. An average annual commitment fee of three-eighths of one percent (0.375%) is charged quarterly for any unused portion of the credit line.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank and may be decreased or increased depending on a number of factors including the Corporation’s proved reserves and the bank’s forecast of future oil and gas prices. Additionally, the Corporation is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital, general and administrative expenditures and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Corporation may not be able to access funds otherwise available under the facility or make immediate principal repayment. As of September 30, 2002, the Corporation was in compliance with the covenants and required ratios.

On November 4, 2002, the borrowing base was increased to $120 million.

The Corporation has secured this debt by a majority of its proved domestic oil and gas properties.

4. STOCK-BASED COMPENSATION:

The Corporation accounts for stock options granted to employees and directors of the Corporation under the intrinsic value method. Had the Corporation reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors prospectively beginning January 1, 2002, net income and net income per common share would approximate the following pro forma amounts:

Nine Months Ended September 30, 2002
Net income:
As reported	$3,979,590
Pro forma	$3,433,303
Net income per common share (basic):
As reported	$0.05
Pro forma	$0.05
Net income per common share (diluted):
As reported	$0.05
Pro forma	$0.04

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. At September 30, 2002, the options issued were 25% vested. The options will be completely vested after one year with a future pro forma compensation expense of $1,638,861 assuming there are no additional grants by the Corporation to employees and directors. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

Expected volatility	30%
Expected dividend yield	0%
Risk free interest rate, average	4.85%
Expected life of options granted	10 years
Liquidity discount	25%

5. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”), which may differ in certain respects from generally accepted accounting principles in the United States (“US GAAP”).

In April 2002, the Corporation began hedging a portion of its production with a fixed price to index price swap agreement. The purpose of the agreement is to provide a measure of stability to the Corporation’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Under US GAAP, the Corporation recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of the changes in fair value as specified in FAS No. 133 is dependent upon whether or not a derivative instrument is designated and qualifies as a hedge. This agreement is accounted for as cash flow hedge. As a result, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For all other derivatives, changes in fair value are recognized in earnings as non-operating income or expense. At September 30, 2002 the Corporation had a current derivative liability of $144,800. Under the current agreement, the Corporation receives the difference between a fixed price per unit of production and a price based on an agreed upon third-party index if the index price is lower. If the index price is higher, Ultra pays the difference. By entering into swap agreements the Corporation effectively fixes the price that it will receive in the future for the hedged production. Ultra settles in cash on a monthly basis. As of April 1, 2002, Ultra had the following agreement in place based on the Northwest Pipeline Corp., Rocky Mountains; Index as published in Inside FERC at the first of each month. The Corporation entered into this agreement for 10,000 MMBTU per day at $2.58 through October 31, 2002. The corporation has entered into two additional agreements, both at 5,000 MMBTU per day at $3.105 and $3.27, which begin on January 1, 2003 for a term of twelve months. The 2003 agreements are also based on Northwest Pipeline Corp., Rocky Mountains; Index as published in Inside FERC at the first of each month.

6. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact, if any, of SFAS No. 143 on the Corporation’s consolidated financial statements for future periods.

In July 2002, the Financial Accounting Standards Board also issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those costs include (a) certain termination benefits (so-called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, however, earlier application is encouraged. Management has not yet assessed the impact of this statement.

ITEM 2—MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 VS. QUARTER ENDED SEPTEMBER 30, 2001

OPERATING REVENUES

Oil and gas revenues increased to $8,671,032 or 25% for the quarter ended September 30, 2002 from $6,937,035 for the same period in 2001. This increase was attributable to increased production. During the quarter, the Corporation’s gas production increased by 40% to 4 Bcf, up from 2.8 Bcf, while condensate increased by 24% to 36 thousand barrels from 29 thousand barrels for the same period in 2001. During the quarter ended September 30, 2002 the average product prices for gas and condensate were $1.91 per Mcf and $30.21 per barrel, respectively, compared to $2.15 per Mcf and $29.38 per barrel for the same period in 2001.

PRODUCTION EXPENSES AND TAXES

During the quarter ended September 30, 2002 production expenses and taxes increased 48% to $2,556,096 from $1,722,796 for the quarter ended September 30, 2001. Direct lease operating expenses increased 66% to $605,335 for the quarter ended September 30, 2002 from $364,902 for the same period in 2001. On a per unit of production basis, these costs increased to $.15 per Mcfe in September 2002, as compared to $.12 per Mcfe in September 2001. Production taxes for the third quarter 2002 were $744,429, compared to $683,823 in third quarter 2001 or $.18 per Mcfe in third quarter 2002, compared to $.23 per Mcfe in third quarter 2001. Production taxes are calculated based on a percentage of revenue from production, therefore lower realized prices contributed to the decrease. Gathering fees for the quarter ended September 30, 2002 increased 79% to $1,206,332 from $674,071 for the same period in 2001, primarily attributable to increased production and higher unit charges on certain gathering systems.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses (DD&A) were $2,340,270 during the quarter ended September 30, 2002 compared to $1,690,540 for the same period in 2001. On a per unit basis, DD&A remained flat at a rate of $.56 per Mcfe.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $1,095,113 during the quarter ended September 30, 2002 from $1,021,272 for the same period in 2001. The increase was attributable to legal, professional and compensation expenses that coincide with the Corporation’s increased activity in both Wyoming and China.

INTEREST

Interest expense for the period increased 50% to $706,705 in third quarter 2002 from $471,052 in third quarter 2001. This increase was attributable to the increase in borrowings under the senior credit facility.

INCOME TAXES

The Corporation recorded deferred income tax expense of $601,783 at an effective rate of 38.5% for the quarter ended September 30, 2002, compared to $198,958 at an effective rate of 10.5% for the quarter ended September 30, 2001. Although the Corporation is not expected to pay cash taxes in 2002, in accordance with FAS No. 109 and specifically, the guidance concerning intraperiod tax allocations, the Corporation is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING REVENUES

Oil and gas revenues decreased to $25,920,738 or 23% for the nine months ended September 30, 2002 from $33,732,012 for the same period in 2001. This decrease was attributable to a 41% decrease in prices received for that production. During the first nine months of this year, the Corporation’s production increased by 30% on an Mcf equivalent basis, to 10.7 Bcf of gas, and 99 thousand barrels of condensate, up from 8.2 Bcf of gas and 86 thousand barrels of condensate for the same nine months in 2001. During the second quarter, management estimates that the Corporation shut-in approximately 15-20% of its available production volumes of gas due to low prices for that gas in Wyoming primarily due to temporary pipeline constraints that prevented certain volumes of gas from reaching the market. Management believes that the majority of the pipeline constraints which were evidenced during the quarter have been remedied, although unforeseen events may cause curtailments of production in the future. Major expansions of gathering and interstate pipeline infrastructure are scheduled to be completed in the period through 2003. During the nine months ended September 30, 2002 the average product prices for gas and condensate were $2.18 per Mcf and $24.93 per barrel, respectively, compared to $3.84 per Mcf and $27.56 per barrel for the same period in 2001.

PRODUCTION EXPENSES AND TAXES

During the nine months ended September 30, 2002 production expenses and taxes increased 5% to $7,137,225 from $6,797,124 for the nine months ended September 30, 2001. Direct lease operating expenses increased to $1,510,479 for the nine months ended September 30, 2002 from $972,125 for the same period in 2001. On a per unit of production basis, these costs increased 19% to $.13 per Mcfe in September 2002, as compared to $.11 per Mcfe in 2001. Production taxes for the first nine months of 2002 were $2,463,468, compared to $3,683,425 in the first nine months of 2001 or $.22 per Mcfe at September 2002, compared to $.42 per Mcfe at September 2001. Production taxes are calculated based on a percentage of revenue from production. Therefore, lower realized prices contributed to the decrease. Gathering fees for the nine months ended September 30, 2002 increased 48% to $3,163,278 from $2,141,574 for the same period in 2001, primarily attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses (DD&A) increased to $6,193,858 during the nine months ended September 30, 2002 compared to $5,044,785 for the same period in 2001. On a per unit basis, DD&A decreased to $.55 per Mcfe, from $.58 per Mcfe in 2001 primarily as a result of increases in the Corporation’s proved reserves and lower estimated future development costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses totaled $3,154,376 during the nine months ended September 30, 2002 as compared to $3,042,268 for the same period in 2001.

INTEREST

Interest expense for the period increased 68% to $1,912,922 in third quarter 2002 from $1,138,992 in third quarter 2001. This increase was attributable to the increase in borrowings under the senior credit facility.

INCOME TAXES

The Corporation recorded deferred income tax expense of $2,349,157 at an effective rate of 37% for the nine months ended September 30, 2002, compared to $1,844,744 at an effective rate of 10.5% for the nine months ended September 30, 2001. Although the Corporation is not expected to pay cash taxes in 2002, in accordance with FAS No.109 and specifically, the guidance concerning intraperiod tax allocations, the Corporation is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $9,351,178 for the nine months ended September 30, 2002 compared to $31,315,562 for the nine months ended September 30, 2001. Operating cash flow in the nine month period decreased compared to the prior year due to decreased oil and gas prices, higher operating and other expenses and changes in working capital items.

Cash flow used in investing activities was $40,670,611 for the nine months ended September 30, 2002 compared to $36,274,743 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, oil and gas property and capital asset expenditures were $40,030,172 and $640,439, respectively, compared to $36,409,693 and $177,415 during the same period in the prior year. Amounts expended during the nine-months ended September 30, 2001 were also offset by $312,365 of cash received from the Pendaries Merger.

Net cash provided by financing activities was $30,706,281 for the nine months ended September 30, 2002 compared to cash used of $4,978,074 for the nine months ended September 30, 2001. Cash received in 2002 represented borrowings of $31,000,000 on the credit facility, proceeds from the exercise of options of $899,931 and the cost to acquire stock related to options of $(1,193,650). In the prior year, cash represented as borrowings under the credit facility was $4,404,060, offset by proceeds from the exercise of options of $574,014.

In the nine-month period ending September 30, 2002 the Corporation relied on its existing cash flow and availability under its credit facility to finance its capital expenditures. During the first nine-months of 2002, the Corporation participated in continued activity on the Pinedale Anticline in Wyoming. The Corporation participated in the drilling to total depth of twenty-one new wells. Of these, nine were on production as of the end of the third quarter. The remaining twelve wells that were drilled during the nine-month period were in various stages of completion. Capital expenditures in China were related to the participation in the drilling of five wells in Bohai Bay and the preparation of the development plan for CFD 11-1 and CFD 11-2 fields. For the nine-month period ending September 30, 2002 capital expenditures were $40,030,171 ($33,798,171 in Wyoming and $6,232,000 in Bohai Bay). At September 30, 2002, the Corporation reported a cash position of $766,310 compared to $1,379,462 at December 31, 2001. Working capital at September 30, 2002 was $(5,613,023) as compared to $(6,634,866) at December 31, 2001.

Based on forecasted gas prices, production and bank availability, management believes that the Corporation’s continued positive cash flow from operations and the availability under the senior credit facility will be sufficient to fund the Corporation’s budgeted capital expenditures for 2002, which are estimated to be $60 million. However, future cash flows and continued availability of financing are subject to a number of uncertainties beyond the Corporation’s control such as production rates, the price of gas and oil, continued favorable results of the Corporation’s drilling program and the general condition of the capital markets for oil and gas companies. There can be no assurances that adequate funding will be available to execute the Corporation’s planned future capital program.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements, including the Corporation’s outlook for the remainder of 2002 with regard to plans for funding operations and capital expenditures, are based on a number of risks and uncertainties that are outside the Corporation’s control. For example, future cash flows and continued availability of financing are subject to a number of uncertainties beyond the Corporation’s control. There can be no assurances that adequate funding will be available to execute the Corporation’s planned future capital program.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk. The Corporation’s major market risk exposure is in the pricing applicable to its natural gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Ultra’s natural gas production in southwestern Wyoming which may not reflect pricing of United States natural gas in general. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

Ultra’s production is generally sold at prevailing market prices. However, the Corporation periodically enters into hedging transactions for a portion of its production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The Corporation may use fixed-price physical delivery contracts and derivative instruments to manage exposures to commodity prices. The Corporation does not enter into derivative instruments for trading purposes.

At September 30, 2002, the Corporation had the following swaps in place. (“MMBtu” means million British thermal units.)

Contract Period	Instrument(s)	MMBtu/day	$/MMBtu
Apr 02—Oct 02	Swaps	10,000	$2.58
Jan 03—Dec 03	Swaps	5,000	$3.105
Jan 03—Dec 03	Swaps	5,000	$3.27

The swap price is based on an Index at the interstate pipeline.

The Corporation had one fixed-price physical delivery contract in place at September 30, 2002 covering the period January through December 2003 for 5,000 MMBTU at $3.06 per MMBTU.

Various gathering, processing and BTU content adjustments affect the price that the Corporation ultimately reports in its financial statements.

Interest Rate Risk. At September 30, 2002, Ultra had long-term debt outstanding of $74 million. The interest rates on the Corporation’s revolving credit facility, under which $74 million in indebtedness was outstanding at September 30, 2002, range from LIBOR plus 2% to prime plus 1% and are variable; however, they may be fixed at Ultra’s option for periods of time between 30 to 180 days. At September 30, 2002 the Corporation had $70 million at LIBOR + 2% or approximately 3.8% and $4 million at Prime plus 1% or approximately 6%.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls. There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART 2—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Corporation believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Corporation’s financial position, or results of operations.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1—Certification of Chief Executive Officer
Exhibit 99.2—Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:    /s/ Michael D. Watford

Name: Michael D. Watford
Title: Chief Executive Officer
Date: November 13, 2002

By:    /s/ F. Fox Benton III

Name: F. Fox Benton III
Title: Chief Financial Officer

CERTIFICATION

I, Michael D. Watford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ultra Petroleum Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:    /s/ Michael D. Watford

Name: Michael D. Watford
Title: Principal Executive Officer

CERTIFICATION

I, F. Fox Benton III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ultra Petroleum Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:     /s/ F. Fox Benton III

Name: F. Fox Benton III
Title: Principal Financial Officer