Form 10-K/A
period 2002-12-31
ULTRA PETROLEUM CORP
filed 2003-03-28
CIK 1022646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      This Form 10-K/A is being filed for the sole purpose of filing
Exhibit 10.1 to the Company's Form 10-K which was originally filed on March 28, 2003. The exhibit was omitted in error from the previously filed Form 10-K by the Company's filing agent.

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