Form 10-Q
period 2003-03-31
ULTRA PETROLEUM CORP
filed 2003-05-08
CIK 1022646

                SECURITIES AND UNITED STATES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________


                         Commission file number 0-29370



                              ULTRA PETROLEUM CORP.
             (Exact Name of Registrant as Specified in Its Charter)


      Yukon Territory, Canada                                    N/A
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                        Identification Number)

  363 North Sam Houston Parkway E.,                            77060
     Suite 1200, Houston, Texas                              (Zip Code)
(Address of Principal Executive Offices)

                                 (281) 876-0120
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X        NO
   -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) YES  X     NO
                                              -----     -----

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of May 5, 2003 was 74,113,918.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                              ULTRA PETROLEUM CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(Expressed in U.S. Dollars)                                For the Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
Revenues:
     Natural gas sales                                   $ 23,122,589      $  8,399,946
     Oil sales                                              1,548,506           706,373
                                                         ------------      ------------
                                                           24,671,095         9,106,319

Expenses:
     Production expenses and taxes                          5,201,744         2,488,932
     Depletion and depreciation                             3,605,846         2,108,297
     General and administrative                             1,237,703           848,311
     Stock compensation                                       612,500           370,885
                                                         ------------      ------------
                                                           10,657,793         5,816,425

Operating income                                           14,013,302         3,289,894

Other income (expense):
     Interest expense                                        (653,600)         (514,061)
     Interest income                                            8,578             6,990
                                                         ------------      ------------
                                                             (645,022)         (507,071)

Income for the period, before income taxes                 13,368,280         2,782,823

Income tax provision - deferred                             5,146,788         1,071,387

Income for the period                                       8,221,492         1,711,436
Retained earnings, beginning of period                     10,815,877         2,734,356
                                                         ------------      ------------
Retained earnings, end of period                         $ 19,037,369      $  4,445,792
                                                         ============      ============

Net income per common share - basic                      $       0.11      $       0.02
                                                         ============      ============
Net income per common share - diluted                    $       0.11      $       0.02
                                                         ============      ============
Weighted average common shares outstanding - basic         74,056,840        73,496,196
                                                         ============      ============
Weighted average common shares outstanding - diluted       77,950,668        77,353,927
                                                         ============      ============

                              ULTRA PETROLEUM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Expressed in U.S. Dollars)                                                             Three Months Ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  ------------      ------------
Cash flows from operating activities

Income for the period                                                             $  8,221,492      $  1,711,436

Adjustments to reconcile income to net cash provided by operating activities:
     Depletion and depreciation                                                      3,605,846         2,108,297
     Deferred income taxes                                                           5,146,788         1,071,387
     Stock compensation                                                                612,500           370,885

Net changes in non-cash working capital:
   Restricted cash                                                                        (362)             (768)
   Accounts receivable                                                              (2,568,487)          441,251
   Prepaid expenses and other current assets                                          (344,307)        2,080,688
   Accounts payable and accrued liabilities                                         (1,389,233)       (1,673,281)
   Other long-term obligations                                                         132,122           (25,000)
                                                                                  ------------      ------------
Net cash provided by operating activities                                           13,416,359         6,084,895

Cash flows from investing activities:
   Oil and gas property expenditures                                                (9,115,658)      (16,046,135)
   Purchase of capital assets                                                          (31,137)         (521,132)
                                                                                  ------------      ------------
Net cash used in investing activities                                               (9,146,795)      (16,567,267)

Cash flows from financing activities:
   Increase (decrease) in long-term debt                                            (4,000,000)       12,500,000
   Proceeds from exercise of options                                                   146,140           594,693
                                                                                  ------------      ------------
Net cash provided by financing activities                                           (3,853,860)       13,094,693

Net increase in cash and cash equivalents                                              415,704         2,612,321
Cash and cash equivalents, beginning of period                                       1,417,711         1,379,462
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $  1,833,415      $  3,991,783
                                                                                  ============      ============

                              ULTRA PETROLEUM CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(Expressed in U.S. Dollars)
                                                            March 31,         December 31,
                                                              2003               2002
                                                          -------------      -------------
Assets

Current assets:
     Cash and cash equivalents                            $   1,833,415      $   1,417,711
     Restricted cash                                            209,668            209,306
     Accounts receivable                                     13,966,970         11,398,483
     Prepaid drilling costs and other current assets            818,586            474,279
                                                          -------------      -------------
                                                             16,828,639         13,499,779

Oil and gas properties, using the full cost method of
    accounting                                              213,048,117        207,362,408
Capital assets                                                  922,990          1,011,699
                                                          -------------      -------------
Total assets                                              $ 230,799,746      $ 221,873,886
                                                          =============      =============


Liabilities and shareholders' equity

Current liabilities:
     Accounts payable and accrued liabilities             $  19,272,291      $  17,914,860

Long-term debt                                               82,000,000         86,000,000
Other long-term obligations                                   3,990,932          3,858,810
Deferred income taxes                                        15,179,961         10,033,174

Shareholders' equity:
     Share capital                                           95,913,382         95,098,690
     Treasury stock                                          (1,193,650)        (1,193,650)
     Other comprehensive loss                                (3,400,538)          (653,875)
     Accumulated retained earnings                           19,037,368         10,815,877
                                                          -------------      -------------
                                                            110,356,562        104,067,042
                                                          -------------      -------------
Total liabilities and shareholders' equity                $ 230,799,746      $ 221,873,886
                                                          =============      =============

ULTRA PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)

Three months ended March 31, 2003 and 2002

DESCRIPTION OF THE BUSINESS

Ultra Petroleum Corp. (the "Company") is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties. The Company was incorporated under the laws of British Columbia, Canada. On March 1, 2000, the Company was continued under the laws of the Yukon Territory, Canada. The Company's principal business activities are in the Green River Basin of Southwest Wyoming and Bohai Bay, China.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2002, are unaudited and were prepared from the Company's records. Balance sheet data as of December 31, 2002 was derived from the Company's audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. The Company's management believes that these financial statements include all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company's annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company's most recent annual report on Form 10-K.

(a) Basis of presentation and principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries UP Energy Corporation, Ultra Resources, Inc, and Sino-American Energy Corporation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States (US GAAP).

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

(g) Hedging transactions:

The Company has entered into commodity price risk management transactions to manage its exposure to gas price volatility. These transactions are in the form of price swaps with a financial institution or other credit worthy counter parties. These transactions have been designated by the Company as cash flow hedges. As such, unrealized gains and losses related to the change in fair market value of the derivative contracts are recorded in other comprehensive income in the balance sheet.

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

(i) Earnings per share:

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2003           2002
                                                                           ----------     -----------
Net income                                                                 $8,221,492     $ 1,711,436
                                                                           ==========     ===========

Weighted average common shares outstanding during the period               74,056,840      73,496,196
Effect of dilutive instruments                                              3,893,828       3,857,731
                                                                           ----------     -----------
Weighted average common shares outstanding during the period including
        the effects of dilutive instruments                                77,950,668      77,353,927
                                                                           ==========     ===========

Basic earnings per share                                                   $     0.11     $      0.02
                                                                           ==========     ===========

Diluted earnings per share                                                 $     0.11     $      0.02
                                                                           ==========     ===========


(j) Use of estimates:

Preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k) Reclassifications:

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year financial statement presentation.

2. OIL AND GAS PROPERTIES:

                                                   March 31,         December 31,
                                                     2003               2002
                                                 -------------      -------------
Developed properties:
Acquisition, equipment,
  exploration drilling and environmental costs   $ 158,809,923      $ 150,986,843
Less accumulated depletion, depreciation and
  amortization                                     (26,302,605)       (22,816,605)
                                                 -------------      -------------
                                                   132,507,318        128,170,238
Unproven Properties:
China                                               66,083,468         64,873,186
Acquisition and exploration costs                   14,457,331         14,318,984
                                                 -------------      -------------
                                                 $ 213,048,117      $ 207,362,408
                                                 =============      =============

3. LONG-TERM DEBT:

                                 March 31,      December 31,
                                   2003            2002
                                -----------     ------------
Bank indebtedness               $82,000,000     $86,000,000
Other long-term obligations       3,990,932       3,858,810
                                ===========     ===========
                                $85,990,932     $89,858,810
                                ===========     ===========


The Company (through its subsidiary) has a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $150 million and with a current borrowing base of $120 million. At March 31, 2003, the Company had $82 million outstanding and $38 million unused and available on the credit facility.

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

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank and may be decreased or increased depending on a number of factors including the Company's proved reserves and the bank's forecast of future oil and gas prices. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital, general and administrative expenditures and advances to Sino-American Energy Company. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may be required to make immediate principal repayment. As of March 31, 2003, the Company was in compliance with the covenants and required ratios.

The credit facility is secured by a majority of proved domestic oil and gas properties.

Other long-term obligations: These costs relate to the long-term portion of production taxes payable as well as net liability production imbalances.

4. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

Currently under Canadian generally accepted accounting principles ("Canadian GAAP"), there is not a provision in place to expense stock-based compensation as with FASB Statement No. 123 Accounting for Stock-Based Compensation; however, there was an exposure draft issued in December 2002 that would essentially harmonize their accounting standards to US GAAP. The proposed effective date for implementing Stock-Based Compensation and Other Stock-Based Payments, Section 3870, is January 1, 2004. During the quarter ended March 31, 2003, the Company recorded to the full cost pool under capitalized general and administrative expenses a consultant's stock-based compensation expense of $56,052. Under current Canadian GAAP, this amount would have been recognized as a disclosure item, with no impact on the financial statements.

Recorded in other comprehensive income in the Equity section of our balance sheet is an offset to a liability that measures a future effect of the fixed price to index price swap agreements that the Company currently has in place. We have recorded this in compliance with FASB 133 addressing accounting impacts of derivative instruments. Currently under Canadian GAAP the future effects of derivative instruments are recorded through revenue in the period in which the production is sold. The total future value of the swap is not captured as an asset or liability, and the term Other Comprehensive Income, is not recognized in Canada. In 2002, the Canadian Accounting Standards Board issued a draft proposal to put in place Canadian standards which would be in harmony with U.S. standards on financial instruments. Canadian enterprises could then choose to apply accounting policies and practices that are in accordance with both US and Canadian GAAP.

5. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company adopted SFAS No. 143 on January 1, 2003. Based on current estimates, the Company would record asset retirement obligations (using a 10% discount rate) and a cumulative effect of change in accounting principle, related to the depreciation and accretion expense that would have been recorded had the fair value of the asset retirement obligation, and corresponding increase in the carrying amount of the related long-lived asset been determined in prior years. Currently the Company has determined that the impact of adopting SFAS No. 143 is not material to its financial position or results of operations.

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure" effective January 1, 2003. SFAS No. 148 amended FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provision of SFAS No. 148 has no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. For the period ended March 31, 2003, the pro-forma net income, had the Company adopted the provisions of SFAS No. 123 approximates actual net income.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

OPERATING REVENUES

Oil and gas revenues increased 171% to $24,671,095 for the quarter ended March 31, 2003 from $9,106,319 for the same period in 2002. This increase was attributable to increased production and an increase in prices received for that production. During the first quarter, the Company's production increased 60% to
6.0 Bcf of gas, and 50,000 barrels of condensate, up from 3.8 Bcf of gas and 34,000 barrels of condensate for the same period in 2002. During the quarter ended March 31, 2003, the average product prices for gas and condensate were $3.84 per Mcf and $30.90 per barrel, respectively, compared to $2.24 per Mcf and $20.58 per barrel for the same period in 2002.

PRODUCTION EXPENSES AND TAXES

During the quarter ended March 31, 2003, production expenses and taxes increased to $5,201,744 from $2,488,932 for the quarter ended March 31, 2002. Direct lease operating expenses increased to $945,286 for the quarter ended March 31, 2003 from $486,867 for the same period in 2002, attributable primarily to increased production volumes. On a per unit of production basis, these costs increased to $.15 per Mcfe in the first quarter 2003, as compared to $.12 per Mcfe in the first quarter 2002. Production taxes for the first quarter of 2003 were $2,663,222, compared to $935,587 in first quarter of 2002 or $.42 per Mcfe in first quarter 2003, compared to $.24 per Mcfe in first quarter of 2002. Production taxes are calculated based on a percentage of revenue from production, therefore higher realized prices contributed to the increase. Gathering fees for the quarter ended March 31, 2003 increased to $1,593,236 from $1,066,478 for the same period in 2002, attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expense increased to $3,605,846 during the quarter ended March 31, 2003 from $2,108,297 for the same period in 2002, primarily due to increased production volumes. On a per unit basis, depletion, depreciation and amortization increased to $.57 per Mcfe, from $.53 in 2002 primarily as a result of increases in the Company's estimated future development costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $1,237,703 during the quarter ended March 31, 2003 from $848,311 for the same period in 2002. The increase was attributable to legal, professional and compensation expenses that coincide with the Company's increased activity in both Wyoming and China.

STOCK COMPENSATION

Stock compensation expense increased to $612,500 during the quarter ended March 31, 2003 from $370,885 for the same period in 2002. The increase was attributable to the stock price at the time of grant.

INTEREST

Interest expense for the period increased to $653,600 in the first quarter of 2003 from $514,061 in the first quarter of 2002. This increase was attributable to the increase in borrowings under the senior credit facility. At March 31, 2003 the line of credit outstanding was $82,000,000, compared to $55,500,000 at March 31, 2002.

INCOME TAXES

The Company recorded deferred income tax expense of $5,146,788 at an effective rate of 38.5% for the quarter ended March 31, 2003, compared to $1,071,387 for the quarter ended March 31, 2002. Although the Company is not expected to pay cash taxes in 2003, in accordance with FAS 109 and specifically, the guidance concerning intraperiod tax allocations, the Company is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2003, the Company relied on cash provided by operations to finance its capital expenditures. The Company participated in the drilling of five wells in Wyoming, and two wells in the China blocks. For the three-month period ended March 31, 2003 net capital expenditures were $9.1 million. At March 31, 2003, the Company reported a cash position of $1.8 million compared to $4.0 million at March 31, 2002. Working capital at March 31, 2003 was $(2.4) million as compared to $(4.8) million at March 31, 2002. As of March 31, 2003, the Company had incurred bank indebtedness of $82.0 million and other long-term debt of $4.0 million comprised of items payable in more than one year.

The positive cash provided by operating activities that the Company continues to produce, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company's budgeted capital expenditures for 2003, which are currently projected to be $110.0 million. Of the $110.0 million budget, the Company plans to spend approximately $90.0 million of its 2003 budget in Wyoming and approximately $20.0 million in China. Of the $90.0 million for Wyoming, the Company plans to drill or participate in an estimated 57 gross wells in 2003, of which approximately 40% will be for exploration wells and the remaining will be for development wells. Of the $20.0 million budgeted for China, approximately 50% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2003.

As of March 3, 2003, the revolving senior credit facility provides for a $150.0 million revolving credit line with a current borrowing base of $120.0 million. The credit facility matures on March 1, 2005. The notes bear interest at either Bank One's prime rate plus a margin of one-half of one percent (0.50%) to one and one-quarter percent (1.25%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-half percent (1.50%) to two and one-quarter percent (2.25%) based on the percentage of available credit drawn. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be increased or decreased depending on a number of factors including the Company's proved reserves and the bank's forecast of future oil and gas prices. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital, general and administrative expenditures and advances to Sino-American Energy. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may, in certain circumstances, be required to repay the credit facilities. The notes are collateralized by a majority of the Company's proved domestic oil and gas properties. At March 31, 2003, the Company had $82.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3%. The Company was in compliance with all loan covenants at March 31, 2003.

During the quarter ended March 31, 2003, net cash provided by operating activities was $13.4 million as compared to $6 million for the quarter ended March 31, 2002. The increase in cash provided by operating activities was attributable to the increase in earnings and the decrease in net changes to non-cash working capital items.

During the quarter ended March 31, 2003, cash used in investing activities was $9.1 million as compared to $16.6 million for the quarter ended March 31, 2002. The change is primarily attributable to decrease in costs carried over for 2002 and 2001 drilling and completion activity in Wyoming.

During the quarter ended March 31, 2003, cash provided by financing activities was $(4.0) million as compared to $13.1 million for the quarter ended March 31, 2002. The change is primarily attributable to paying down debt under the senior credit facility.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,
Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of the Company's management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words "believe", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should", or similar expressions or variations on such expressions are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to be correct nor can the Company assure adequate funding will be available to execute the Corporation's planned future capital program.

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company's annual report on Form 10-K for the year ended December 31,2002 for additional risks related to the Company's business.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company's United States natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $3.84 per Mcf during the quarter ended March 31, 2003. This average wellhead price includes the effects of hedging and gas balancing between working interest owners.

The Company periodically enters into various hedging arrangements for its natural gas production. During the first quarter of 2003, the total impact of the Company's hedges to the consolidated statements of income was $(518,350).

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

The table below summarizes the hedges in place as of March 3, 2003:

                 Type                    Period              Daily Volume MMBTU          Price / MMBtu at OPAL WY
                 ----                    ------              ------------------          ------------------------
           Fixed Price Sale           Calendar 2003                 5,000                         $ 3.06
           Swap                       Calendar 2003                 5,000                         $3.005
           Swap                       Calendar 2003                 5,000                         $ 3.27
           Swap                      April-Oct 2003                10,000                         $ 3.75
           Swap                      April-Oct 2003                 5,000                         $ 4.25


These hedges represent approximately 45% of the Company's forecasted production for the period from April 1, 2003 to October 31, 2003, and approximately 30% of the Company's forecasted production for calendar 2003.

ITEM 4 - CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Certificate of Continuance of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on form 10-Q for the period ended June 30, 2001)

          3.2  By-Laws of Ultra Petroleum Corp. (incorporated by reference to
               Exhibit 3.2 to the Company's quarterly report on form 10-Q for the period ended June 30, 2001)

          4.1 Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on form 10-Q for the period ended June 30, 2001)

          10.1 First Amendment to First Amended and Restated Credit Agreement dated November 4, 2002 among Ultra Resources, Inc., Bank One N.A., Union Bank of California, N.A., Guaranty Bank, FSB, Hibernia National Bank and Compass Bank (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the period ended December 31, 2002)

          10.2 First Amended and Restated Credit Agreement dated March 1, 2002 among Bank One N.A., Union Bank of California N. A., Guaranty Bank FSB, Hibernia National Bank, Banc One Capital Markets, Inc. and Ultra Resources, Inc. (incorporated by reference to Exhibit
               10.1 to the Company's annual report on Form 10-K for the period ended December 31, 2001)

          99.1 Certification of Chief Executive Officer

          99.2 Certification of Chief Financial Officer

     (c)  Reports on Form 8-K

          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ULTRA PETROLEUM CORP.


Date May 8, 2003                                 By: /s/ MICHAEL D. WATFORD
                                                    ----------------------------
                                                 Name:  Michael D. Watford
                                                 Title: Chief Executive Officer




                                                 By: /s/ F. FOX BENTON III
                                                    ----------------------------
                                                 Name:  F. Fox Benton III
                                                 Title:  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------
  3.1      Certificate of Continuance of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on form 10-Q for the period ended June 30, 2001)

  3.2      By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit
           3.2 to the Company's quarterly report on form 10-Q for the period ended
           June 30, 2001)

  4.1      Specimen common share certificate (incorporated by reference to Exhibit
           4.1 to the Company's quarterly report on form 10-Q for the period ended
           June 30, 2001)

 10.1      First Amendment to First Amended and Restated Credit Agreement dated
           November 4, 2002 among Ultra Resources, Inc., Bank One N.A., Union Bank of California, N.A., Guaranty Bank, FSB, Hibernia National Bank and
           Compass Bank (incorporated by reference to Exhibit 10.1 to the
           Company's annual report on Form 10-K for the period ended December 31, 2002)

 10.2      First Amended and Restated Credit Agreement dated March 1, 2002 among
           Bank One N.A., Union Bank of California N. A., Guaranty Bank FSB,
           Hibernia National Bank, Banc One Capital Markets, Inc. and Ultra
           Resources, Inc. (incorporated by reference to Exhibit 10.1 to the
           Company's annual report on Form 10-K for the period ended December 31, 2001)

 99.1      Certification of Chief Executive Officer

 99.2      Certification of Chief Financial Officer