Form 10-Q
period 2003-09-30
ULTRA PETROLEUM CORP
filed 2003-11-13
CIK 1022646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of November 4, 2003 was 74,371,668.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

                              ULTRA PETROLEUM CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        For the Three Months Ended           For the Nine Months Ended
                                                              September 30,                        September 30,
                                                      -------------------------------     ----------------------------
                                                         2003               2002              2003            2002
                                                      ------------      -------------     ------------    ------------
   Revenues:
        Natural gas sales                             $ 27,711,651      $   7,578,471     $ 72,835,464    $ 23,440,699
        Oil sales                                        1,578,976          1,092,561        4,591,912       2,480,039
                                                      ------------      -------------     ------------    ------------
                                                        29,290,627          8,671,032       77,427,376      25,920,738

   Expenses:
        Production expenses and taxes                    6,179,424          2,556,096       16,354,828       7,137,225
        Depletion and depreciation                       4,033,606          2,340,270       11,091,346       6,193,858
        General and administrative                       1,468,553          1,095,113        4,210,029       3,154,376
        General and administrative -
          stock compensation                                     -            415,000        1,018,220       1,211,165
                                                      ------------      -------------     ------------    ------------
                                                        11,681,583          6,406,479       32,674,423      17,696,624

   Operating income                                     17,609,044          2,264,553       44,752,953       8,224,114

   Other income:
        Interest expense                                  (747,125)          (706,705)      (2,151,559)     (1,912,922)
        Interest income
                                                             6,668              5,221           26,431          17,555
                                                      ------------      -------------     ------------    ------------
                                                          (740,457)          (701,484)      (2,125,128)     (1,895,367)
   Income for the period, before income tax
     provision                                          16,868,587          1,563,069       42,627,825       6,328,747

   Income tax provision - deferred                       6,540,600            601,783       16,458,292       2,349,157

   Net income for the period                            10,327,987            961,286       26,169,533       3,979,590
   Retained earnings, beginning of period               26,657,423          5,752,660       10,815,877       2,734,356
                                                      ------------      -------------     ------------    ------------
   Retained earnings, end of period                   $ 36,985,410      $   6,713,946     $ 36,985,410    $  6,713,946
                                                      ============      =============     ============    ============
   Income per common share - basic                    $       0.14      $        0.01     $       0.35    $       0.05
                                                      ============      =============     ============    ============
   Income per common share - fully diluted            $       0.13      $        0.01     $       0.33    $       0.05
                                                      ============      =============     ============    ============
   Weighted average common shares
     outstanding - basic                                74,279,516         73,716,932      74,170,485       73,716,932
                                                      ============      =============     ============    ============
   Weighted average common shares
     outstanding - fully diluted                        78,537,895         77,561,888       78,335,831      77,536,290
                                                      ============      =============     ============    ============

                              ULTRA PETROLEUM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Expressed in U.S. Dollars)                                                  Nine Months Ended
                                                                                September 30,
                                                                           ---------------------------
                                                                               2003           2002
                                                                           ------------   ------------
Cash provided by (used in):

Operating activities:
Net income for the period                                                  $ 26,169,533   $  3,979,590
Add (deduct)
  Items not involving cash:
     Depletion and depreciation                                              11,091,346      6,193,858
     Deferred income taxes                                                   16,458,291      2,349,158
     Stock compensation                                                       1,018,220      1,211,165

Net changes in non-cash working capital:
   Restricted cash                                                               (1,044)        (1,720)
   Accounts receivable                                                       (3,313,559)       922,893
   Prepaid expenses and other current assets                                 (3,373,345)    (2,494,282)
   Accounts payable and accrued liabilities                                   3,341,399     (6,263,595)
   Other long-term obligations                                                  970,569      3,294,599
                                                                           ------------   ------------
                                                                             52,361,410      9,191,666

 Investing activities:
   Oil and gas property expenditures                                        (68,499,293)   (39,870,660)
   Oil and gas property expenditures in accounts payable                     24,288,871              -
   Purchase of capital assets                                                  (553,212)      (640,439)
                                                                           ------------   ------------
                                                                            (44,763,634)   (40,511,099)
Financing activities:
   Long-term debt                                                            (7,000,000)    31,000,000
   Repurchased shares                                                                 -     (1,193,650)
   Proceeds from exercise of options                                            569,657        899,931
                                                                           ------------   ------------
                                                                             (6,430,343)    30,706,281

Increase in cash during the period                                            1,167,433       (613,152)
Cash and cash equivalents, beginning of period                                1,417,711      1,379,462
                                                                           ------------   ------------
Cash and cash equivalents, end of period                                   $  2,585,144   $    766,310
                                                                           ============   ============

                              ULTRA PETROLEUM CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(Expressed in U.S. Dollars)
                                                                September 30,       December 31,
                                                                    2003               2002
                                                                ------------       ------------
Assets

Current assets
  Cash and cash equivalents                                     $  2,585,144       $  1,417,711
  Restricted cash                                                    210,350            209,306
  Accounts receivable                                             14,712,042         11,398,483
  Prepaid expenses and other current assets                        3,847,624            474,279
                                                                ------------       ------------
                                                                  21,355,160         13,499,779

Oil and gas properties, using the full cost method of
  accounting                                                     265,452,490        207,362,408
Capital assets                                                     1,175,565          1,011,699
                                                                ------------       ------------
Total assets                                                    $287,983,215       $221,873,886
                                                                ============       ============
Liabilities and shareholders' equity

Current liabilities
  Accounts payable and accrued liabilities                      $ 47,614,070       $ 17,914,860
  Long-term debt                                                  79,000,000         86,000,000
  Deferred income taxes                                           25,443,181         10,033,174
  Other long-term obligations                                      4,829,379          3,858,810

Shareholders' equity
  Share capital                                                   96,979,356         95,098,690
  Treasury stock                                                  (1,193,650)        (1,193,650)
  Other comprehensive loss - fair value of derivative
    instruments                                                   (1,674,531)          (653,875)
  Retained earnings                                               36,985,410         10,815,877
                                                                ------------       ------------
                                                                 131,096,585        104,067,042

Total liabilities and shareholders' equity                      $287,983,215       $221,873,886
                                                                ============       ============

ULTRA PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in this Quarterly Report on Form 10-Q are expressed in U.S. dollars unless otherwise noted)

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

(a) Basis of presentation and principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries UP Energy Corporation, Ultra Resources, Inc., and Sino-American Energy Corporation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States ("US GAAP").

All material inter-company transactions and balances have been eliminated upon consolidation.

(b) Accounting principles:

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

(c) Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

                                                            Three Months Ended                Nine Months Ended
                                                       ----------------------------     -----------------------------
                                                       September 30,   September 30,    September 30,    September 30,
                                                           2003            2002             2003            2002
                                                       ------------    ------------     ------------     -----------
    Net income                                         $ 10,327,987    $    961,286     $ 26,169,533     $ 3,979,590
                                                       ============    ============     ============     ===========
    Weighted average common shares
      outstanding during the period                      74,279,516      73,716,932       74,170,485      73,716,932

    Effect of dilutive instruments                        4,258,379       3,844,956        4,165,346       3,819,358
                                                       ------------    ------------     ------------     -----------
    Weighted average common shares outstanding
      during the period including the effects of
      dilutive instruments                               78,537,895      77,561,888       78,335,831      77,536,290
                                                       ============    ============     ============     ===========
    Basic earnings per share                           $       0.14    $       0.01     $       0.35     $      0.05
                                                       ============    ============     ============     ===========
    Diluted earnings per share                         $       0.13    $       0.01     $       0.33     $      0.05
                                                       ============    ============     ============     ===========

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

(l) Accounting for stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS No. 123 allows for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided that pro forma results of operations are disclosed for those options granted. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income (loss) and net income (loss) per common share would approximate the following pro forma amounts:

                                                     Three Months Ended                      Nine Months Ended
                                             ----------------------------------    -----------------------------------
                                              September 30,      September 30,      September 30,    September 30,
                                                  2003               2002              2003              2002
                                             -------------       -------------    --------------     -------------
Net income:
          As reported                        $  10,327,987       $    961,286      $  26,169,533     $   3,979,590
          Pro forma                          $   9,587,818       $    414,999      $  25,429,364     $   3,433,303

Basic earnings per share:
          As reported                        $        0.14       $       0.01      $        0.35     $        0.05
          Pro forma                          $        0.13       $       0.01      $        0.34     $        0.05

Diluted earnings per share:
          As reported                        $        0.13       $       0.01      $        0.33     $        0.05
          Pro forma                          $        0.12       $       0.01      $        0.32     $        0.04

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with an assumed expected volatility of 25% at September 30, 2003. All options have expected lives of ten years.

2. OIL AND GAS PROPERTIES:

                                                                 September 30,           December 31,
                                                                     2003                    2002
                                                                 ------------------------------------
Developed Properties:
Acquisition, equipment, exploration,  drilling and
  environmental costs                                           $ 208,504,374           $ 150,986,843
Less accumulated depletion, depreciation and amortization         (33,516,605)            (22,816,605)
                                                                -------------           -------------
                                                                  174,987,769             128,170,238
Unproven Properties:
China                                                              75,469,724              64,873,186
Acquisition and exploration costs                                  14,994,997              14,318,984
                                                                -------------           -------------
                                                                $ 265,452,490           $ 207,362,408
                                                                =============           =============

3. LONG-TERM DEBT:

                                                                 September 30,           December 31,
                                                                     2003                    2002
                                                                 ------------------------------------
Bank indebtedness                                               $  79,000,000           $  86,000,000
Short-term obligations to be refinanced                                     -               3,858,810
                                                                =============           =============
                                                                $  79,000,000           $  89,858,810
                                                                =============           =============

The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $250 million and an aggregate borrowing base of $155 million at May 14, 2003. At September 30, 2003, the Company had $79 million outstanding and $76 million unused and available on the credit facility.

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

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank and may be decreased or increased depending on a number of factors including the Company's proved reserves and the bank's forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from date of notice to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of September 30, 2003, the Company was in compliance with the covenants and required ratios of the bank facility.

The Company has secured this debt by a majority of it's proved domestic oil and gas properties.

4. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

Currently under Canadian generally accepted accounting principles ("Canadian GAAP"), there is not a provision in place to expense stock-based compensation as with FASB Statement No. 123, "Accounting for Stock-Based Compensation"; however, there was an exposure draft issued in December 2002 that would essentially harmonize Canadian accounting standards to US GAAP. The proposed effective date for implementing the harmonization of accounting for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, is January 1, 2004.

Recorded in other comprehensive income in the Equity section of the Company's balance sheet is an offset to a liability that measures a future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with FASB No. 133 which addresses accounting impacts of derivative instruments. Currently under Canadian GAAP the future effects of derivative instruments are recorded through revenue in the period in which the production is sold. The total future value of the swap is not captured as an asset or liability, and the term Other Comprehensive Income, is not recognized in Canada. In 2002, the Canadian Accounting Standards Board issued a draft proposal to put in place Canadian standards for the treatment of derivative instruments which would be in harmony with U.S. standards on financial instruments. Canadian enterprises could then choose to apply accounting policies and practices that are in accordance with both U.S. and Canadian GAAP.

5. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company adopted SFAS No. 143 on January 1, 2003. Based on current estimates, the Company would record asset retirement obligations (using a 10% discount rate) and a cumulative effect of change in accounting principle, related to the depreciation and accretion expense that would have been recorded had the fair value of the asset retirement obligation, and corresponding increase in the carrying amount of the related long-lived asset, been determined in prior years. The Company has determined that the impact of adopting SFAS No. 143 is not material to its financial position or results of operations.

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure", effective January 1, 2003. SFAS No. 148 amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provision of SFAS No. 148 has no material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time. For the period ended September 30, 2003, the pro-forma net income, had the Company adopted the provisions of SFAS No. 123, equals $9,587,818.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 VS. QUARTER ENDED SEPTEMBER 30, 2002

OPERATING REVENUES

Oil and gas revenues increased to $29,290,627 for the quarter ended September 30, 2003 from $8,671,032 for the same period in 2002. This increase was attributable to an increase in production and prices received for that production. During this quarter, the Company's gas production increased 67% to
6.6 Bcf, up from 4.0 Bcf, while condensate increased to 50 thousand barrels from 36 thousand barrels for the same period in 2002. During the quarter ended September 30, 2003 the average product prices for gas and condensate were $4.17 per Mcf and $31.37 per barrel, respectively, compared to $1.91 per Mcf and $30.21 per barrel for the same period in 2002.

PRODUCTION EXPENSES AND TAXES

During the quarter ended September 30, 2003 production expenses and taxes increased to $6,179,424 from $2,556,096 for the quarter ended September 30, 2002. Direct lease operating expenses increased to $872,364 for the quarter ended September 30, 2003 from $605,335 for the same period in 2002. On a per unit of production basis, these costs decreased to $.13 per Mcfe in September 2003, as compared to $.15 per Mcfe in September 2002. Production taxes for the third quarter 2003 were $3,407,541, compared to $744,429 in third quarter 2002 or $.49 per Mcfe in third quarter 2003, compared to $.18 per Mcfe in third quarter 2002. Production taxes are calculated based on a percentage of revenue from production, excluding the effects of hedging and imbalances, therefore higher realized prices and production contributed to the increase. Gathering fees for the quarter ended September 30, 2003 increased to $1,899,519 from $1,206,332 for the same period in 2002 based on higher production levels. On a per Mcfe basis the rate decreased to $.27 for the third quarter ended September 30, 2003 from $.29 for the same quarter in 2002.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses ("DD&A") were $4,033,606 during the quarter ended September 30, 2003 compared to $2,340,270 for the same period in 2002. On a per unit basis, DD&A increased to $.58 per Mcfe, from $.56 per Mcfe in 2002. This increase is primarily attributable to the timing differences in which costs for wells that were not classified as proved at year-end have been added to the cost pool while new reserves related to those wells have not been added to the reserve estimates used to calculate the units of production depletion rate.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $1,468,553 during the quarter ended September 30, 2003 from $1,095,113 for the same period in 2002. The increase was attributable to legal, professional and compensation expenses, including accrued incentive compensation, that coincide with the Company's increased activity in both Wyoming and China.

INTEREST

Interest expense for the period increased to $747,125 in third quarter 2003 from $706,705 in third quarter 2002. This increase in interest expense was attributable to the increase in borrowings under the senior credit facility, which are partially offset by lower overall interest rates.

INCOME TAXES

The Company recorded deferred income tax expense of $6,540,600 for the quarter ended September 30, 2003, compared to $601,783 for the quarter ended September 30, 2002. Although the Company is not expected to pay material cash taxes in 2003, in accordance with FAS No. 109 and specifically, the guidance concerning intraperiod tax allocations, the Company is required to recognize tax expense evenly throughout the year at a statutory rate of 38.5%.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING REVENUES

Oil and gas revenues increased to $77,427,376 for the nine months ended September 30, 2003 from $25,920,738 for the same period in 2002. This increase was attributable to an increase in both production and in prices received for that production. During the nine months ended September 30, 2003, the Company's production increased by 70% on an Mcf equivalent basis, to 18.3 Bcf of gas, and 148 thousand barrels of condensate, up from 10.7 Bcf of gas and 99 thousand barrels of condensate for the same nine months in 2002. During the nine months ended September 30, 2003 the average product prices for gas and condensate were $3.99 per Mcf and $31.04 per barrel, respectively, compared to $2.18 per Mcf and $24.93 per barrel for the same period in 2002.

PRODUCTION EXPENSES AND TAXES

During the nine months ended September 30, 2003 production expenses and taxes increased to $16,354,828 from $7,137,225 for the nine months ended September 30, 2002. Direct lease operating expenses increased to $2,484,784 for the nine months ended September 30, 2003 from $1,510,479 for the same period in 2002. On a per unit of production basis, these costs remained a constant $.13 per Mcfe in a nine-month to nine-month comparison. Production taxes for the nine months ended September 30, 2003 were $8,674,351, compared to $2,463,468 during the same period in 2002 or $.45 per Mcfe at September 2003, compared to $.22 per Mcfe at September 2002. Production taxes are calculated based on a percentage of revenue from production, excluding the effects of hedging and imbalances, therefore both increased production and realized prices contributed to the increase. Gathering fees for the nine months ended September 30, 2003 increased to $5,195,693 from $3,163,278 for the same period in 2002, the increase in gathering fees is primarily attributable to higher production volumes.

DEPLETION AND DEPRECIATION

Depletion, depreciation and amortization expenses (DD&A) increased to $11,091,346 during the nine months ended September 30, 2003 compared to $6,193,858 for the same period in 2002. On a per unit basis, DD&A increased to $.58 per Mcfe, from $.55 per Mcfe in 2002. This increase is primarily attributable to the timing differences in which costs for wells that were not classified as proved at year-end have been added to the cost pool while new reserves related to those wells have not been added to the reserve estimates used to calculate the units of production depletion rate.

GENERAL AND ADMINISTRATIVE

General and administrative expenses totaled $4,210,029 during the nine months ended September 30, 2003 as compared to $3,154,376 for the same period in 2002. The increase in general and administrative expenses was attributable to legal, professional and compensation expenses including accrued incentive compensation that coincide with the Company's increased activity in both Wyoming and China.

INTEREST

Interest expense for the period increased to $2,151,559 during the nine months ended September 30, 2003 compared to $1,912,922 for the same period in 2002. This increase in interest expense was attributable to the increase in borrowings under the senior credit facility.

INCOME TAXES

The Company recorded deferred income tax expense of $16,458,292 at an effective rate of 38.5% for the nine months ended September 30, 2003, compared to $2,349,157 at an effective rate of 37% for the nine months ended September 30, 2002. Although the Company is not expected to pay material cash taxes in 2003, in accordance with FASB No. 109 and specifically, the guidance concerning intraperiod tax allocations, the Company is required to recognize tax expense evenly throughout the year. In the prior year, income tax expense, as calculated at the statutory rate, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2003, the Company relied on cash provided by operations along with borrowings under it's credit facility to finance its capital expenditures. The Company participated in the drilling of 51 wells in Wyoming and 10 wells in China, and continued to participate in the development process in the China blocks. For the nine-month period ended September 30, 2003 net capital expenditures were $69 million. At September 30, 2003, the Company reported a cash position of $2.6 million compared to $766 thousand at September 30, 2002. Working capital deficit at September 30, 2003 was $(26.3) million as compared to $(4.4) million at December 31, 2002. As of September 30, 2003, the Company had incurred bank indebtedness of $79.0 million and other long-term obligations of $4.8 million comprised of items payable in more than one year.

The Company's positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company's budgeted capital expenditures for 2003, which are currently projected to be $130.0 million. Of the $130.0 million budget, the Company plans to spend approximately $110.0 million of its 2003 budget in Wyoming and approximately $20.0 million in China. Of the $110.0 million for Wyoming, the Company plans to drill or participate in an estimated 64-66 gross wells in 2003, of which approximately 40% will be for exploration wells and the remaining will be for development wells. Of the $20.0 million budgeted for China, approximately 50% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2003.

As of May 14, 2003, the revolving senior credit facility provides for a $250.0 million revolving credit line with a current borrowing base of $155.0 million. The credit facility matures on March 1, 2006. The notes bear interest at either Bank One's prime rate plus a margin of one-half of one percent (0.50%) to one and one-quarter percent (1.25%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-half percent (1.50%) to two and one-quarter percent (2.25%) based on the percentage of available credit drawn. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be increased or decreased depending on a number of factors including the Company's proved reserves and the bank's forecast of future oil and gas prices. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may, in certain circumstances including reduction in borrowing base, be required to repay the credit facilities. The notes are collateralized by a majority of the Company's proved domestic oil and gas properties. At September 30, 2003, the Company had $79.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3%. The Company was in compliance with all loan covenants at September 30, 2003.

During the nine-months ended September 30, 2003, net cash provided by operating activities was $52.4 million as compared to $9.2 million for the nine-months ended September 30, 2002. The increase in cash provided by operating activities was attributable to the increase in earnings and an increase in items not involving cash.

During the nine-months ended September 30, 2003, cash used in investing activities was $44.8 million as compared to $40.5 million for the nine-months ended September 30, 2002. The change is primarily attributable to increased activity for drilling and completion activity in Wyoming.

During the nine-months ended September 30, 2003, cash provided by (used in) financing activities was $(6.4) million as compared to $30.7 million for the nine-months ended September 30, 2002. The change is primarily attributable to paying down debt under the senior credit facility.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company's U.S. natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $3.99 per Mcf during the nine months ended September 30, 2003. This average wellhead price includes the effects of hedging and gas balancing between working interest owners.

The Company periodically enters into various hedging arrangements for its natural gas production. During the first nine months of 2003, the total impact of the Company's hedges was a reduction in gas revenues of $3,436,975. The Company does not currently hedge its oil production.

In the first nine months of 2003, the Company participated in swaps covering 10,000 MMBtu or approximately 9 MMcf of gas per day for the period from April 1, 2003 to October 31, 2003 at a price of $3.75 per MMBtu or approximately $3.95 per Mcf (pricing referenced to Opal, Wyoming), plus an additional 5,000 MMBtu or approximately 4 MMcf of gas per day for the same period at a price of $4.25 per MMBtu or approximately $4.48 per Mcf (pricing referenced to Opal, Wyoming).

During the third quarter of 2003, the Company entered into swaps covering 20,000 MMBtu, or approximately 18 MMcf of gas per day, for calendar year 2004 at a weighted average price of $4.088/MMBtu, or approximately $4.33 per Mcf. Additionally, the Company entered into forward fixed price physical sales covering approximately 30,000 MMBtu gross (24,000 MMBtu, or approximately 22.6 MMcf net) of gas per day for calendar year 2004 at a weighted average net price of $4.22 per MMBtu or $4.48 per Mcf. In aggregate these transactions have hedged 16,060,000 MMBtu of net gas for calendar year 2004 at a weighted average price of $4.16 per MMBtu, or approximately $4.41 per Mcf.

The tables below summarize the hedges in place at September 30, 2003:


Calendar Year - 2003

      Type                    Period           Daily Volume MMBTU    Price / MMBtu at OPAL WY
---------------------------------------------------------------------------------------------
Fixed Price Sale            Calendar 2003             5,000                   $ 3.06
Swap                        Calendar 2003             5,000                   $3.005
Swap                        Calendar 2003             5,000                   $ 3.27
Swap                       April-Oct 2003            10,000                   $ 3.75
Swap                       April-Oct 2003             5,000                   $ 4.25


Calendar Year - 2004

      Type                    Period           Daily Volume MMBTU    Price / MMBtu at OPAL WY
---------------------------------------------------------------------------------------------
Fixed Price Sale            Calendar 2004             5,000                   $ 4.27
Fixed Price Sale            1st-3rd Qtr 2004         10,000                   $4.315
Fixed Price Sale            4th Qtr 2004             10,000                   $4.285
Fixed Price Sale            Calendar 2004             5,000                   $ 4.02
Fixed Price Sale            Calendar 2004             5,000                   $ 4.29
Fixed Price Sale            Calendar 2004             5,000                   $ 4.15
Swap                        Calendar 2004            10,000                   $ 4.08
Swap                        Calendar 2004             5,000                   $ 4.17
Swap                        Calendar 2004             5,000                   $ 4.02

These hedges represent approximately 45% of the Company's forecasted production for the period from April 1, 2003 to October 31, 2003, approximately 30% of the Company's forecasted production for calendar year 2003 and approximately 42% of forecasted production for calendar year 2004.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



                                        ULTRA PETROLEUM CORP.



Date November 12, 2003                  By: /s/ MICHAEL D. WATFORD
                                            -----------------------------------
                                            Name:   Michael D. Watford
                                            Title:  Chief Executive Officer



                                        By: /s/ F. FOX BENTON III
                                            -----------------------------------
                                            Name:   F. Fox Benton III
                                            Title:  Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

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