Form 10-Q
period 2004-03-31
ULTRA PETROLEUM CORP
filed 2004-05-04
CIK 1022646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

YES [X] NO [ ]

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 28, 2004 was 74,953,768.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

                              ULTRA PETROLEUM CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                             2004              2003
                                                         ------------      ------------
Revenues:
     Natural gas sales                                   $ 46,077,223      $ 23,122,589
     Oil sales                                              2,541,550         1,548,506
                                                         ------------      ------------
                                                           48,618,773        24,671,095

Expenses:
     Production expenses and taxes                          9,724,897         5,201,744
     Depletion and depreciation                             5,480,720         3,605,846
     General and administrative                             1,554,039         1,237,703
     General and administrative - stock compensation          100,023           612,500
                                                         ------------      ------------
                                                           16,859,679        10,657,793

Operating income                                           31,759,094        14,013,302

Other income:
     Interest expense                                      (1,100,170)         (653,600)
     Interest income                                           12,734             8,578
                                                         ------------      ------------
                                                           (1,087,436)         (645,022)

Income for the period, before income tax provision         30,671,658        13,368,280

Income tax provision - deferred                            10,888,440         5,146,788
                                                         ------------      ------------

Net income for the period                                  19,783,218         8,221,492
Retained earnings, beginning of period                     56,138,516        10,815,877
                                                         ------------      ------------
Retained earnings, end of period                         $ 75,921,734      $ 19,037,369
                                                         ============      ============
Income per common share - basic                          $       0.26      $       0.11
                                                         ============      ============
Income per common share -  diluted                       $       0.25      $       0.11
                                                         ============      ============
Weighted average common shares outstanding - basic         74,757,345        74,056,840
                                                         ============      ============
Weighted average common shares outstanding - diluted       79,749,833        77,950,668
                                                         ============      ============

                              ULTRA PETROLEUM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Expressed in U.S. Dollars)

                                                        Three Months Ended
                                                             March 31,
                                                   ------------------------------
                                                      2004              2003
                                                   ------------      ------------
Cash provided by (used in):

Operating activities:
Net income for the period                          $ 19,783,218      $  8,221,492
Add (deduct)
   Items not involving cash:
     Depletion and depreciation                       5,480,720         3,605,846
     Deferred income taxes                           10,888,440         5,146,788
     Stock compensation                                 100,023           612,500
Net changes in non-cash working capital:
   Restricted cash                                         (314)             (362)
   Accounts receivable                                  618,011        (2,568,487)
   Inventory                                          1,127,989                --
   Prepaid expenses and other current assets          1,253,614          (344,307)
   Accounts payable and accrued liabilities         (16,106,026)         (727,500)
   Other long-term obligations                        3,716,429           132,122
                                                   ------------      ------------
                                                     26,862,104        14,078,092

 Investing activities:
   Oil and gas property expenditures                (34,988,848)       (9,115,658)
   Change in capital cost accrual                    (7,077,620)         (661,733)
   Purchase of capital assets                          (109,644)          (31,137)
                                                   ------------      ------------
                                                    (42,176,112)       (9,808,528)

Financing activities:
   Borrowings on long-term debt, gross               24,000,000         1,000,000
   Payments on long-term debt, gross                 (9,000,000)       (5,000,000)
   Proceeds from exercise of options                    403,406           146,140
                                                   ------------      ------------
                                                     15,403,406        (3,853,860)

Increase in cash during the period                       89,398           415,704
Cash and cash equivalents, beginning of period        1,834,112         1,417,711
                                                   ------------      ------------
Cash and cash equivalents, end of period           $  1,923,510      $  1,833,415
                                                   ============      ============

                              ULTRA PETROLEUM CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Expressed in U.S. Dollars)

                                                               March 31,         December 31,
                                                                 2004               2003
                                                             -------------      -------------
Assets

Current assets
     Cash and cash equivalents                               $   1,923,510      $   1,834,112
     Restricted cash                                               210,983            210,669
     Accounts receivable                                        18,730,850         19,348,861
     Inventory                                                  12,461,281         13,589,270
     Prepaid expenses and other current assets                     458,123          1,711,737
                                                             -------------      -------------
                                                                33,784,747         36,694,649

Oil and gas properties, using the full cost method of
  accounting                                                   337,577,845        307,863,722
Capital assets                                                   1,165,930          1,212,006
                                                             -------------      -------------

Total assets                                                 $ 372,528,522      $ 345,770,377
                                                             =============      =============

Liabilities and shareholders' equity

Current liabilities
   Accounts payable and accrued liabilities                  $  16,275,648      $  28,134,391
   Capital cost accrual                                         23,539,292         30,616,912
   Long-term debt                                              114,000,000         99,000,000
   Deferred income taxes                                        43,005,726         33,446,131
   Other long-term obligations                                   8,836,642          5,120,213

Shareholders' equity
     Share capital                                              97,901,902         97,448,221
     Treasury stock                                             (1,193,650)        (1,193,650)
     Other comprehensive loss - fair value of derivative
     instruments                                                (5,758,772)        (2,940,357)
     Retained earnings                                          75,921,734         56,138,516
                                                             -------------      -------------
                                                               166,871,214        149,452,730
                                                             -------------      -------------
Total liabilities and shareholders' equity                   $ 372,528,522      $ 345,770,377
                                                             =============      =============

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

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2003, are unaudited and were prepared from the Company's records. Balance sheet data as of December 31, 2003 was derived from the Company's audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. The Company's management believes that these financial statements include all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company's annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company's most recent annual report on Form 10-K.

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

                                                    Three Months Ended
                                             -------------------------------
                                             March 31, 2004   March 31, 2003
                                             --------------   --------------
Net income                                     $19,783,218     $ 8,221,492
                                               ===========     ===========

Weighted average common shares
 outstanding during the period                  74,757,345      74,056,840

Effect of dilutive instruments                   4,992,488       3,893,828
                                               -----------     -----------

Weighted average common shares outstanding
 during the period including the effects
 of dilutive instruments                        79,749,833      77,950,668
                                               ===========     ===========

Basic earnings per share                       $      0.26     $      0.11
                                               ===========     ===========

Diluted earnings per share                     $      0.25     $      0.11
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

(k) Reclassifications:

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current years' financial statement presentation.

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

                                      Three Months Ended
                                ---------------------------------
                                March 31, 2004     March 31, 2003
                                --------------     --------------
Net income:
          As reported           $   19,783,218     $    8,221,492
          Pro forma             $   18,918,447     $    8,221,492

Basic earnings per share:
          As reported           $         0.26     $         0.11
          Pro forma             $         0.25     $         0.11

Diluted earnings per share:
          As reported           $         0.25     $         0.11
          Pro forma             $         0.24     $         0.11

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with an assumed expected volatility of 25% at March 31, 2004 and 2003. All options have expected lives of ten years.

2. OIL AND GAS PROPERTIES:

                                                                 March 31,        December 31,
                                                                   2004              2003
                                                              -------------      -------------
Developed Properties:
Acquisition, equipment, exploration, drilling and
   environmental costs                                        $ 278,980,848      $ 249,784,562
Less accumulated depletion, depreciation and amortization       (43,820,605)       (38,495,605)
                                                              -------------      -------------
                                                                235,160,243        211,288,957

Unproven Properties:
China                                                            86,167,073         80,970,244
Acquisition and exploration costs US                             16,250,529         15,604,521
                                                              -------------      -------------
                                                              $ 337,577,845      $ 307,863,722
                                                              =============      =============

3. LONG-TERM DEBT:

                                                                March 31,         December 31,
                                                                 2004                 2003
                                                              ------------        ------------
Bank indebtedness                                             $114,000,000        $ 99,000,000
Other long-term obligations                                      8,836,642           5,120,213
                                                              ------------        ------------
                                                              $122,836,642        $104,120,213
                                                              ============        ============

The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies an aggregate borrowing base of $200 million which was determined at December 12, 2003. At March 31, 2004, the Company had $114 million outstanding and $86 million unused and available on the credit facility.

The credit facility matures on March 1, 2006 and bears interest at either the bank's prime rate plus a margin of one-half of one percent (0.50%) to one and one-quarter percent (1.25%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-half percent (1.5%) to two and one-quarter percent (2.25%) based on the percentage of available credit drawn. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank and may be decreased or increased depending on a number of factors including the Company's proved reserves and the bank's forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from date of notice to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of March 31, 2004, the Company was in compliance with the covenants and required ratios of the bank facility.

The Company has secured this debt by a majority of its proved domestic oil and gas properties.

4. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

In September 2003, the AcSB released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the US for voluntary adoption of the fair value based method of accounting. These provisions permit either retroactive (with or without restatement) or prospective application of the recognition provisions to awards not previously accounted for at fair value. Prospective application is only available to enterprises that elect to apply the fair value based method of accounting to that type of award for fiscal years beginning before January 1, 2004.

The AcSB has also amended Section 3870 to require that all transactions whereby goods and services are received in exchange for stock-based compensation and other payments result in expenses that should be recognized in financial statements, and that this requirement would be applicable for financial periods beginning on or after January 1, 2004. Section 3870 requires that share-based transactions should be measured on a fair value basis.

As described in Note 1, had the Company expensed the fair value of options vested during the period, net income would have been reported as $18,918,447.

Recorded in other comprehensive income in the equity section of the Company's balance sheet is an offset of $5,758,772 to a liability that measures a future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with FASB No. 133 which addresses accounting impacts of derivative instruments.

The AcSB issued a new Accounting Guideline ("Guideline"), AcG-13, Hedging Relationships, in December 2001 in connection with amendments to CICA Handbook
Section 1650, Foreign Currency Translation. The Guideline is applicable to hedging relationships in effect in fiscal years beginning on or after July 1, 2003 (the AcSB changed the original effective date of January 1, 2002 in its December 2001 meeting, and further deferred the effective date in its September 2002 meeting). The Guideline is not applicable to prior periods, but requires the discontinuance of hedge accounting for hedging relationships established in prior periods that do not meet the conditions for hedge accounting at the date it is first applied.

The Guideline supplements some of the requirements on accounting for hedges of foreign currency items in Section 1650, but is equally applicable to accounting for hedges of other types of risk exposure. The Guideline deals with the identification, documentation, designation and effectiveness of hedges and also the discontinuance of hedge accounting, but does not specify hedge accounting methods.

The Guideline is intended to improve the quality and consistency of hedge accounting under Canadian GAAP. The Guideline incorporates certain features of the U.S. hedge accounting standards as requirements. The AcSB has attempted to avoid creating any additional GAAP differences, i.e., requirements that prevent an entity from adopting a U.S. requirement. However, Canadian hedge accounting remains inconsistent with U.S. GAAP in some fundamental ways.

5. RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company adopted SFAS No. 143 on January 1, 2003. Currently, the Company has deemed the impact of SFAS No. 143 to not be material.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated all amounts are expressed in U.S. dollars. We operate in one segment, natural gas and oil exploration and development with two geographical segments; the United States and China.

The Company currently generates its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwestern Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company's business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2001-2003 have ranged from $2.33 to $4.16 per Mcf. This volatility could be very detrimental to the Company's financial performance. The Company seeks to limit the impact of this volatility on its results by entering into derivative and forward sales contracts for gas in southwest Wyoming. The average realization for the Company's gas during the first quarter of 2004 was $4.95 per Mcf, basis Opal, Wyoming, including the effect of hedges. The Company continued participating in the development of the first two fields of the nine fields discovered on its oil properties offshore Bohai Bay, China which are expected to begin production in late 2004. At that time, the price of oil in east Asia would become critical to the Company.

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 54% production growth on an Mcfe basis during the quarter ended March 31, 2004 as compared to the same quarter in 2003. Management expects to deliver additional production growth during the balance of 2004 to reach the anticipated 45% growth in annual production to 42 Bcfe, which is expected to be achieved by drilling and bringing into production additional wells in Wyoming.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 VS. QUARTER ENDED MARCH 31, 2003

During the quarter, production increased 54% on an equivalent basis to 9.7 Bcfe from 6.3 Bcfe for the same quarter in 2003 primarily because of the additional wells drilled and completed during 2003 and to a lesser extent the wells drilled and completed during the quarter. Average realized price for natural gas increased 29% to $4.95 per Mcf resulting in a 97% increase in revenues to $48.6 million.

Production costs increased 87% to $9.7 million primarily due to the increase in production taxes which accounted for 66% of the increase. Production taxes are calculated as a percentage of revenue, which percentage increased slightly to 11.7% from 10.8% in the same quarter last year, due primarily to the phasing out of certain tax benefits. On a unit of production basis, production costs increased 21% to $1.00 per Mcfe again attributable almost wholly to the increase in production taxes arising from higher revenues.

DD&A increased in line with the increase in production while general and administrative and stock compensation costs decreased 11% on lower stock compensation costs associated with contractual payouts decreasing as compared to the same quarter in 2003.

Net income before income taxes increased 129% to $30.7 million and income tax provision-deferred increased by 112% to $10.9 million at a rate of 35.5%. Net income increased 141% to $19.8 million or $0.25 per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2004, the Company relied on cash provided by operations along with borrowings under it's credit facility to finance its capital expenditures. The Company participated in the drilling of 9 wells in Wyoming and continued to participate in the development process in the China blocks including the ongoing batch drilling program for the development wells. For the three-month period ended March 31, 2004 net capital expenditures were $35 million. At March 31, 2004, the Company reported a cash position of $1.9 million compared to $1.8 million at March 31, 2003. Working capital deficit at March 31, 2004 was $(6.0) million as compared to $(2.4) million at March 31, 2003. As of March 31, 2004, the Company had incurred bank indebtedness of $114.0 million and other long-term obligations of $8.8 million comprised of items payable in more than one year, primarily related to production taxes.

The Company's positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company's budgeted capital expenditures for 2004, which are currently projected to be $190.0 million. Of the $190.0 million budget, the Company plans to spend approximately $162.0 million of its 2004 budget in Wyoming and approximately $25.0 million in China with the balance allocated to evaluating other areas. Of the $162.0 million for Wyoming, the Company plans to drill or participate in an estimated 80 gross wells in 2004, of which approximately 40% will be for exploration wells and the remaining will be for development wells. Of the $25.0 million budgeted for China, approximately 12% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2004.

As of December 12, 2003, the revolving senior credit facility provides for a $250.0 million revolving credit line with a current borrowing base of $200.0 million. The credit facility matures on March 1, 2006, and bears interest at either Bank One's prime rate plus a margin of one-half of one percent (0.50%) to one and one-quarter percent (1.25%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-half percent (1.50%) to two and one-quarter percent (2.25%) based on the percentage of available credit drawn. An average annual commitment fee of 0.375% is charged quarterly for any unused portion of the credit line. The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be increased or decreased depending on a number of factors including the Company's proved reserves and the bank's forecast of future oil and gas prices. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may, in certain circumstances including reduction in borrowing base, be required to repay the credit facilities. The notes are collateralized by a majority of the Company's proved domestic oil and gas properties. At March 31, 2004, the Company had $114.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 3%. The Company was in compliance with all loan covenants at March 31, 2004. The Company is currently finalizing amendments to the Credit Facility in association with the banks' review of the Borrowing Base. The Company believes that the amendments will provide for a two-year extension of the credit and in improved terms and costs of borrowing as well as an increased borrowing base of $315 million.

During the three-months ended March 31, 2004, net cash provided by operating activities was $26.9 million as compared to $14.0 million for the three-months ended March 31, 2003. The increase in cash provided by operating activities was attributable to the increase in earnings.

During the three-months ended March 31, 2004, cash used in investing activities was $42.2 million as compared to $9.8 million for the three-months ended March 31, 2003. The change is primarily attributable to increased activity for drilling and completion activity in Wyoming and China.

During the three-months ended March 31, 2004, cash provided by (used in) financing activities was $15.4 million as compared to $(3.9) million for the three-months ended March 31, 2003. The change is primarily attributable to increased borrowings under the senior credit facility.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company's annual report on Form 10-K for the year ended December 31, 2003 for additional risks related to the Company's business.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company's U.S. natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $4.95 per Mcf during the three months ended March 31, 2004. This average price includes the effects of hedging and gas balancing between working interest owners.

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

During the first three months of 2004, the total impact of the Company's hedges was a reduction in gas revenues of $1,383,300. The Company does not currently hedge its oil production.

At March 31, 2004, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices southwest Wyoming basis). (The Company's gas contains approximately 1.06 MMBtu per Mcf upon delivery at the sales point.)

                                                        Average
               Contract               Volume-           Price /
Type            Period              MMBTU / day          MMbtu
----            ------              -----------          -----
Swap        Calendar  2004            20,000             $ 4.09
Swap        April-Oct 2004             5,000             $ 4.76
Swap        Calendar  2005             5,000             $ 4.50
Swap        Calendar  2006             5,000             $ 4.20

The Company also utilizes fixed price forward gas sales at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following physical delivery contracts in place on behalf of its interest and those of other parties at March 31, 2004. (The Company's approximate average net interest in physical gas sales is 80%.)

                          Volume -                  Average
Contract Period         MMBTU / day              Price / MMbtu
---------------         -----------              -------------
April-Oct 2004             20,000                   $ 4.68
Calendar  2004             30,000                   $ 4.22
Calendar  2005             35,000                   $ 4.17
Calendar  2006             10,000                   $ 4.00

The above contracts represent approximately 50% of the Company's currently forecasted gas production for calendar 2004, 24% for calendar 2005 and 7% for calendar 2006.

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

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

     32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K dated March 25, 2004 disclosing the voluntary delisting from the Toronto Stock Exchange ("TSX") effective March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ULTRA PETROLEUM CORP.

Date April 30, 2004

                                             By: /s/ Michael D. Watford
                                                 Name:  Michael D. Watford
                                                 Title: Chief Executive Officer

                                             By: /s/ F. Fox Benton III
                                                 Name:  F. Fox Benton III
                                                 Title: Chief Executive Officer

                               INDEX TO EXHIBITS

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act