Form 10-Q
period 2004-06-30
ULTRA PETROLEUM CORP
filed 2004-07-30
CIK 1022646

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

  363 North Sam Houston Parkway East,
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

YES   [X]             NO   [ ]

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 27, 2004 was 75,020,368.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

                              ULTRA PETROLEUM CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the Three Months Ended     For the Six Months Ended
                                                                       June 30,                     June 30,
                                                             ---------------------------   ---------------------------
                                                                  2004           2003          2004           2003
                                                             ------------   ------------   ------------   ------------
Revenues:
     Natural gas sales                                       $ 43,174,208   $ 22,001,224   $ 89,251,431   $ 45,123,812
     Oil sales                                                  2,936,082      1,464,430      5,477,632      3,012,936
                                                             ------------   ------------   ------------   ------------
Total operating revenues                                       46,110,290     23,465,654     94,729,063     48,136,748

Expenses:
     Production expenses and taxes                              9,424,401      4,973,661     19,149,299     10,175,404
     Depletion and depreciation                                 5,415,985      3,451,894     10,896,704      7,057,740
     General and administrative                                 1,190,350      1,503,772      2,744,388      2,741,475
     General and administrative - stock compensation              523,500        405,720        623,523      1,018,220
                                                             ------------   ------------   ------------   ------------
 Total operating expenses                                      16,554,236     10,335,047     33,413,914     20,992,839

Operating income                                               29,556,054     13,130,607     61,315,149     27,143,909

Other income (expense):
     Interest expense                                            (848,742)      (750,834)    (1,948,912)    (1,404,434)
     Interest income                                                9,910         11,191         22,644         19,768
                                                             ------------   ------------   ------------   ------------
 Total operating income (expense)                                (838,832)      (739,643)    (1,926,268)    (1,384,666)

Income for the period, before income tax provision             28,717,222     12,390,964     59,388,881     25,759,243

Income tax provision - deferred                                10,194,718      4,770,909     21,083,159      9,917,697

Net income for the period                                      18,522,504      7,620,055     38,305,722     15,841,546
Retained earnings, beginning of period                         75,921,734     19,037,368     56,138,516     10,815,877
                                                             ------------   ------------   ------------   ------------
Retained earnings, end of period                             $ 94,444,238   $ 26,657,423   $ 94,444,238   $ 26,657,423
                                                             ============   ============   ============   ============

Income per common share - basic                              $       0.25   $      0.10    $       0.51   $       0.21
                                                             ============   ============   ============   ============
Income per common share - fully diluted                      $       0.23   $      0.10    $       0.48   $       0.20
                                                             ============   ============   ============   ============
Weighted average common shares outstanding - basic             74,964,830     74,172,652     74,861,087     74,115,066
                                                             ============   ============   ============   ============
Weighted average common shares outstanding - fully diluted     79,945,429     78,303,218     79,857,697     78,121,136
                                                             ============   ============   ============   ============

                              ULTRA PETROLEUM CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(Expressed in U.S. Dollars)

                                                                     Six Months Ended
                                                                          June 30,
                                                              -------------------------------
                                                                   2004             2003
                                                              ------------       ------------
Cash provided by (used in):

Operating activities:
     Net income for the period                                $ 38,305,722       $ 15,841,546
     Add (deduct)
     Items not involving cash:
     Depletion and depreciation                                 10,896,704          7,057,740
     Deferred income taxes                                      21,083,159          9,917,697
     Stock compensation                                            623,523          1,018,220

Net changes in non-cash working capital:
    Restricted cash                                                   (629)              (726)
    Accounts receivable                                          1,588,509           (564,995)
    Inventory                                                    4,073,175                 --
    Prepaid expenses and other current assets                   (3,641,480)        (2,233,743)
    Accounts payable and accrued liabilities                    (9,279,205)          (524,177)
    Other long-term obligations                                  2,699,709          2,242,178
                                                              ------------       ------------
Cash provided by operating activities                           66,349,187         32,753,740

 Investing activities:
   Oil and gas property expenditures                           (63,673,697)       (29,596,381)
   Oil and gas property expenditures in accounts payable       (10,458,509)        10,139,414
   Purchase of capital assets                                     (634,196)          (533,884)
                                                              ------------       ------------
Cash provided (used) by investing activities                   (74,766,402)       (19,990,851)

Financing activities:
   Borrowings on long-term debt, gross                          24,000,000          3,000,000
   Payments on long-term debt, gross                            (9,000,000)       (17,000,000)
   Proceeds from exercise of options                               744,413            474,947
                                                              ------------       ------------
Cash provided (used) by financing activities                    15,744,413        (13,525,053)

Increase in cash during the period                               7,327,198           (762,164)
Cash and cash equivalents, beginning of period                   1,834,112          1,417,711
                                                              ------------       ------------
Cash and cash equivalents, end of period                      $  9,161,310       $    655,547
                                                              ============       ============

                              ULTRA PETROLEUM CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Expressed in U.S. Dollars)


                                                                June 30,         December 31,
                                                                  2004               2003
                                                             -------------       -------------
Assets

Current assets
     Cash and cash equivalents                               $   9,161,310       $   1,834,112
     Restricted cash                                               211,298             210,669
     Accounts receivable                                        17,760,352          19,348,861
     Current deferred tax asset                                  2,999,077                  --
     Inventory                                                   9,516,095          13,589,270
     Prepaid expenses and other current assets                   5,353,217           1,711,737
                                                             -------------       -------------
Total current assets                                            45,001,349          36,694,649

Oil and gas properties, using the full cost method of
     accounting                                                361,250,693         307,863,722
Capital assets                                                   1,523,498           1,212,006
                                                             -------------       -------------
Total assets                                                 $ 407,775,540       $ 345,770,377
                                                             =============       =============
Liabilities and shareholders' equity

Current liabilities
     Accounts payable and accrued liabilities                $  14,324,191       $  23,353,323
     Fair value of derivative instrument liability               8,448,102           4,781,068
     Capital costs accrual                                      20,158,403          30,616,912
                                                             -------------       -------------
Total current liabilities                                       42,930,696          58,751,303

 Bank indebtness                                               114,000,000          99,000,000
 Deferred income taxes                                          52,402,606          33,446,131
 Other long-term obligations                                     9,915,533           5,120,213

Shareholders' equity

     Share capital                                             102,076,812          97,448,221
     Treasury stock                                             (1,193,650)         (1,193,650)
     Other comprehensive loss - fair value of derivative
       instruments                                              (6,800,695)         (2,940,357)
     Retained earnings                                          94,444,238          56,138,516
                                                             -------------       -------------
Total shareholders' equity                                     188,526,705         149,452,730
                                                             -------------       -------------
Total liabilities and shareholders' equity                   $ 407,775,540       $ 345,770,377
                                                             =============       =============

ULTRA PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in this Quarterly Report on Form 10-Q are expressed in U.S. dollars unless otherwise noted)

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the "Company") is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties. The Company was originally incorporated under the laws of British Columbia, Canada. On March 1, 2000, the Company was continued under the laws of the Yukon Territory, Canada. The Company's principal business activities are in the Green River Basin of southwest Wyoming and Bohai Bay, China.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2003, are unaudited and were prepared from the Company's records. Balance sheet data as of December 31, 2003 was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company's management believes that these financial statements include all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these financial statements on a basis consistent with the Company's annual audited financial statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and related notes included in the Company's most recent annual report on Form 10-K.

(a) Basis of presentation and principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, UP Energy Corporation, Ultra Resources, Inc., and Sino-American Energy Corporation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States ("US GAAP"). All material inter-company transactions and balances have been eliminated upon consolidation.

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

(g) Derivative transactions:

The Company has entered into commodity price risk management transactions to manage its exposure to gas price volatility. These transactions are in the form of price swaps with financial institutions or other credit worthy counter parties. These transactions have been designated by the Company as cash flow hedges. As such, unrealized gains and losses related to the change in fair market value of the derivative contracts are recorded in other comprehensive income in the balance sheet. The Company also enters into forward sales of physical gas volumes to credit worthy purchasers which are not reflected on the balance sheet.

(h) Income taxes:

The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse.

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:


                                                      Three Months Ended               Six Months Ended
                                               ------------------------------    ------------------------------
                                               June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                               -------------    -------------    -------------    -------------
Net income                                      $18,522,504      $ 7,620,055      $38,305,722      $15,841,546
                                                ===========      ===========      ===========      ===========
Weighted average common shares
  outstanding during the period                  74,964,830       74,172,652       74,861,087       74,115,066

Effect of dilutive instruments                    4,980,599        4,130,566        4,996,610        4,006,070
                                                -----------      -----------      -----------      -----------
Weighted average common shares outstanding
  during the period including the effects
  of dilutive instruments                        79,945,429       78,303,218       79,857,697       78,121,136
                                                ===========      ===========      ===========      ===========
Basic earnings per share                        $      0.25      $      0.10      $      0.51      $      0.21
                                                ===========      ===========      ===========      ===========
Diluted earnings per share                      $      0.23      $      0.10      $      0.48      $      0.20
                                                ===========      ===========      ===========      ===========


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

                                                     Three Months Ended                       Six Months Ended
                                              ---------------------------------      ---------------------------------
                                              June 30, 2004       June 30, 2003      June 30, 2004       June 30, 2003
                                              -------------       -------------      -------------       -------------
Net income:
          As reported                         $ 18,522,504         $ 7,620,055        $ 38,305,722        $ 15,841,546
          Pro forma                           $ 17,630,719         $ 7,620,055        $ 36,549,167        $ 15,841,546

Basic earnings per share:
          As reported                            $ 0.25              $ 0.10              $ 0.51              $ 0.21
          Pro forma                              $ 0.24              $ 0.10              $ 0.49              $ 0.21

Diluted earnings per share:
          As reported                            $ 0.23              $ 0.10              $ 0.48              $ 0.20
          Pro forma                              $ 0.22              $ 0.10              $ 0.46              $ 0.20


For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with an assumed expected volatility of 25%. All options have expected lives of 10 years.

2. OIL AND GAS PROPERTIES:

                                                           June 30,          December 31,
                                                            2004                 2003
                                                        -------------       -------------
Developed Properties:
     Acquisition, equipment, exploration,
     drilling and environmental costs                   $ 306,386,349       $ 249,784,562
     Less accumulated depletion, depreciation
     and amortization                                     (49,069,605)        (38,495,605)
                                                        -------------       -------------
                                                          257,316,744         211,288,957
Unproven Properties:
     China                                                 87,493,334          80,970,244
     Acquisition and exploration costs                     16,440,615          15,604,521
                                                        -------------       -------------
                                                        $ 361,250,693       $ 307,863,722
                                                        =============       =============

3. LONG-TERM DEBT:

                                                             June 30,        December 31,
                                                               2004             2003
                                                           ------------      ------------
Bank indebtedness                                          $114,000,000      $ 99,000,000
Other long term obligations                                   7,819,922         5,120,213
                                                           ------------      ------------
                                                           $121,819,922      $104,120,213
                                                           ============      ============

The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $500 million and an aggregate borrowing base of $315 million and a commitment amount of $200 million at June 9, 2004. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At June 30, 2004, the Company had $114 million outstanding and $86 million unused and available on the credit facility.

The credit facility matures on May 1, 2008. The note bears interest at either the bank's prime rate plus a margin of one-quarter of one percent (0.25%) to seven-eighths of one percent (0.875%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-quarter percent (1.25%) to one and seven-eighths of one percent (1.875%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.30% to 0.50%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company's proved reserves and the bank's forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of June 30, 2004, the Company was in compliance with required ratios of the bank facility.

The debt outstanding under the credit facility is secured by a majority of the Company's proved domestic oil and gas properties.

4. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

In September 2003, the AcSB (Accounting Standards Board) released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the US for voluntary adoption of the fair value based method of accounting. These provisions permit either retroactive (with or without restatement) or prospective application of the recognition provisions to awards not previously accounted for at fair value. Prospective application is only available to enterprises that elect to apply the fair value based method of accounting to that type of award for fiscal years beginning before January 1, 2004.

The AcSB has also amended Section 3870 to require that all transactions whereby goods and services are received in exchange for stock-based compensation and other payments result in expenses that should be recognized in financial statements, and that this requirement would be applicable for financial periods beginning on or after January 1, 2004. Section 3870 requires that share-based transactions be measured on a fair value basis.

As described in Note 1, had the Company expensed the fair value of options vested during the period, net income would have been reported as $17,630,719 for the quarter ended June 30, 2004 and $36,549,167 for the six months ended June 30, 2004.

Recorded in other comprehensive loss in the equity section of the Company's balance sheet is an offset of $6,800,695 to a liability that measures a future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with FASB No. 133 which addresses accounting impacts of derivative instruments.

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

The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwestern Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company's business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2001-2003 have ranged from $2.33 to $4.16 per Mcf. This volatility could be very detrimental to the Company's financial performance. The Company seeks to limit the impact of this volatility on its results by entering into derivative and forward sales contracts for gas in southwest Wyoming. The average realization for the Company's gas during the second quarter of 2004 was $4.73 per Mcf, basis Opal, Wyoming, including the effect of hedges. For the six-month period ended June 30, 2004, the average realization for the Company's gas was $4.84 per Mcf, basis Opal, Wyoming, including the effect of hedges. On July 18, 2004 the Company initiated production at the first two fields of the nine fields discovered on its oil properties offshore Bohai Bay, China. The Company expects to sell its first cargo of oil in late September, 2004. At that time, the price of oil in east Asia will become critical to the Company. The Company expects that its Chinese oil production will be priced based on the Duri Indonesian crude oil price posting, the regional heavy oil marker price which, as of July 27, 2004, was approximately $33.21 per barrel. The Company has the right to export and sell the crude at market prices.

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 63% production growth on an Mcfe basis during the quarter ended June 30, 2004 as compared to the same quarter in 2003 and 57% for the six-month period ended June 30, 2004 compared to the same period in 2003. Management expects to deliver additional production growth during the balance of 2004 to reach an anticipated annual production of 44 Bcfe in 2004, a 52% growth in annual production over 2003 levels. This increase in production is expected to be achieved by drilling and bringing into production additional wells in Wyoming.

The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized to the Company's cost centers. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. The Company conducts operations in both the United States and China. Separate cost centers are maintained for each country in which the Company has operations. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts in these financial statements reflect only the Company's proportionate interest in such activities. Inflation has not had a material impact on the Company's results of operations and is not expected to have a material impact on the Company's results of operations in the future.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 VS. QUARTER ENDED JUNE 30, 2003

During the quarter ended June 30, 2004, production increased 63% on an equivalent basis to 9.6 Bcfe from 5.9 Bcfe for the same quarter in 2003 primarily because of the additional wells drilled and completed during 2003 and the first half of 2004. Average realized price for natural gas and condensate increased 20% on an equivalent basis to $4.80 per Mcfe during the quarter ended June 30, 2004 from $3.99 per Mcfe for the same quarter in 2003 resulting in a 97% increase in revenues to $46.1 million.

Production costs increased 89% to $9.4 million primarily due to the 63% increase in production and higher production taxes driven by the 97% increase in revenues. Production taxes are calculated as a percentage of revenue, which percentage increased slightly to 12% from 11% in the same quarter last year, due primarily to the phasing out of certain tax benefits. On a unit of production basis, production costs increased 16% to $0.98 per Mcfe. The increase in production costs was attributable almost wholly to the increase in production taxes arising from higher revenues.

Net income before income taxes increased 132% to $28.7 million and income tax provision-deferred increased by 114% to $10.2 million at a rate of 35.5%. Net income increased 143% to $18.5 million or $0.23 per diluted share.

SIX-MONTHS ENDED JUNE 30, 2004 VS. SIX-MONTHS ENDED JUNE 30, 2003

During the six-months ended June 30, 2004, production increased 57% on an equivalent basis to 19.3 Bcfe from 12.3 Bcfe for the same six-months in 2003 primarily because of the additional wells drilled and completed during 2003 and the increased drilling and completion during the first six-months of the year. Average realized price for natural gas and condensate increased 25% on an equivalent basis to $4.90 per Mcfe during the six-month period ended June 30, 2004 from $3.91 per Mcfe for the same period in 2003 resulting in a 97% increase in revenues to $94.7 million.

Production costs increased 88% to $19.1 million primarily due to the 57% increase in production and higher production taxes driven by the 97% increase in revenues. Production taxes are calculated as a percentage of revenue, which percentage increased slightly to 12% during the six-month period ended June 30, 2004 from 11% in the same six-months last year, due primarily to the phasing out of certain tax benefits. On a unit of production basis, production costs increased 20% to $0.99 per Mcfe . The increase in production costs was attributable almost wholly to the increase in production taxes arising from higher revenues.

Net income before income taxes increased 131% to $59.4 million and income tax provision-deferred increased by 113% to $21.1 million at a rate of 35.5%. Net income increased 142% to $38.3 million, or $0.48 per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2004, the Company relied on cash provided by operations and borrowings under its senior credit facility to finance its capital expenditures. The Company participated in the drilling of 35 wells in Wyoming and continued to participate in the development process in the China blocks including the ongoing drilling of development wells. For the six-month period ended June 30, 2004 net capital expenditures were $63.7 million. At June 30, 2004, the Company reported a cash position of $9.2 million compared to $0.7 million at June 30, 2003. Working capital surplus at June 30, 2004 was $2.1 million as compared to $(15.3) million at June 30, 2003. As of June 30, 2004, the Company had incurred bank indebtedness of $114.0 million and other long-term obligations of $7.8 million comprised of items payable in more than one year, primarily related to production taxes.

The Company's positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company's budgeted capital expenditures for 2004, which are currently projected to be $190.0 million. Of the $190.0 million budget, the Company plans to spend approximately $162.0 million of its 2004 budget in Wyoming and approximately $25.0 million in China with the balance allocated to evaluating other areas. To date the Company has spent $63.7 million of the $190.0 million capital budget. Of the $162.0 million for Wyoming, the Company plans to drill or participate in an estimated 80 gross wells in 2004, of which approximately 40% will be for exploration wells and the remaining will be for development wells. Of the $25.0 million budgeted for China, approximately 12% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2004.

The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $500 million and an aggregate borrowing base of $315 million and a commitment amount of $200 million at June 9, 2004. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At June 30, 2004, the Company had $114 million outstanding and $86 million unused and available on the credit facility.

The credit facility matures on May 1, 2008. The note bears interest at either the bank's prime rate plus a margin of one-quarter of one percent (0.25%) to seven-eighths of one percent (0.875%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-quarter percent (1.25%) to one and seven-eighths of one percent (1.875%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.30% to 0.50%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company's proved reserves and the banks forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of June 30, 2004, the Company was in compliance with required ratios of the bank facility.

The debt outstanding under the credit facility is secured by a majority of the Company's proved domestic oil and gas properties.

During the six-months ended June 30, 2004, net cash provided by operating activities was $66.3 million as compared to $32.8 million for the six-months ended June 30, 2003. The increase in cash provided by operating activities was primarily attributable to the increase in earnings and deferred income taxes.

During the six-months ended June 30, 2004, cash used in investing activities was $74.8 million as compared to $20 million for the six-months ended June 30, 2003. The change is primarily attributable to increased activity for drilling and completion activity in Wyoming and China. Of the $74.8 million used in investing activities, $63.7 million has been used for drilling and completion activities in 2004, while $10.5 million accounts for expenditures for the prior year's activity.

During the six-months ended June 30, 2004, cash provided by (used in) financing activities was $15.7 million as compared to $(13.5) million for the six-months ended June 30, 2003. The change is primarily attributable to increased borrowings under the senior credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2004.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company's U.S. natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $4.84 per Mcf during the six months ended June 30, 2004. This average price includes the effects of hedging and gas balancing between working interest owners.

The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes fixed price physical contracts as well as price swaps, which are placed with major financial institutions or with counter-parties of high credit quality that it believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices the Company receives. Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as a cash flow hedge.

During the first six months of 2004, the total impact of the Company's price swaps was a reduction in gas revenues of $3.3 million. The effect of fixed price physical contracts is not included in this amount. The Company does not currently hedge its oil production.

At June 30, 2004, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices southwest Wyoming basis). (The Company's gas contains approximately 1.06 MMBtu per Mcf upon delivery at the sales point.)

DERIVATIVE CONTRACTS

                    Contract               Volume -              Average
Type                 Period               MBTU / day          Price / MMbtu
-----            --------------           ----------          -------------
Swap             Calendar 2004              20,000               $ 4.09
Swap             April-Oct 2004              5,000               $ 4.76
Swap             Calendar 2005              10,000               $ 4.42

The Company also utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2004. (The Company's approximate average net interest in physical gas sales is 80%.)

FIXED PRICE FORWARD SALES CONTRACTS


                   Contract               Volume -              Average
                    Period               MMBTU / day          Price / MMbtu
                 --------------          -----------          --------------
                 July-Oct 2004             25,000                $ 4.72
                 July-Dec 2004             30,000                $ 4.10
                 Calendar 2005             45,000                $ 4.51
                 Calendar 2006             15,000                $ 4.07



The above derivative and forward gas sales contracts represent approximately 41% of the Company's currently forecasted gas production for the balance of 2004, 28% for calendar year 2005 and 5% for calendar year 2006.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting on May 20, 2004. At the annual meeting the entire board of directors of the Company was elected. The votes cast for each of the directors proposed by the Company's definitive proxy statement on Schedule 14A was as follows:

Michael D. Watford - 60,294,505 voted in favor, 244,172 voted against and 1500 votes withheld.

W. Charles Helton - 60,326,323 voted in favor, 212,354 voted against and 1500 votes withheld.

James E. Nielson - 60,329,338 voted in favor, 209,339 voted against and 1500 votes withheld.

James C. Roe - 60,276,031 voted in favor, 262,646 voted against and 1500 votes withheld.

Robert E. Rigney - 60,219,456 voted in favor, 319,221 voted against and 1500 votes withheld.

The shareholders of the Company also approved the re-appointment of KPMG, LLP as the Company's independent auditors for 2003. There were 60,417,975 votes in favor of approval of the re-appointment of KPMG, LLP as the Company's auditors, 0 votes against and 122,202 votes withheld.

A total of 60,657,257 shares were voted by 426 shareholders, representing 81% of the Company's outstanding shares.

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

      10.1 Second Amended and Restated Credit Agreement dated June 9, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Guaranty Bank, FSB, Hibernia National Bank, Compass Bank, Bank of Scotland and Fleet National Bank.

      31.1  Certification Pursuant to Rule 13a-14(a)

      31.2  Certification Pursuant to Rule 13a-14(a)

      32.1  Certification Pursuant to Rule 13a-14(b)

      32.2  Certification Pursuant to Rule 13a-14(b)

(b)   Reports on Form 8-K

      Current Report on Form 8-K filed on April 29, 2004 reporting earnings and other information for the period ended March 31, 2004 under Item 12, Results of Operations and Financial Condition.

      Current Report on Form 8-K filed on April 28, 2004 announcing an earnings conference call for the period ended March 31, 2004 under Item 12 Results of Operations and Financial Condition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ULTRA PETROLEUM CORP.


Date July 30, 2004                        By:     /s/ Michael D. Watford
                                             -----------------------------------
                                          Name:   Michael D. Watford
                                          Title:  Chief Executive Officer



                                          By:     /s/ F. Fox Benton III
                                             -----------------------------------
                                          Name:   F. Fox Benton III
                                          Title:  Chief Financial Officer