Form 10-Q
period 2004-09-30
ULTRA PETROLEUM CORP
filed 2004-10-29
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________

Commission file number 0-29370

ULTRA PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

363 North Sam Houston Parkway, Suite 1200, Houston, Texas (Address of principal executive offices)	77060 (Zip code)

(281) 876-0120
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 25, 2004 was 75,137,968.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Natural gas sales	$54,786,316	$27,711,651	$144,037,747	$72,835,464
Oil sales	11,655,129	1,578,976	17,132,761	4,591,912

Total operating revenues	66,441,445	29,290,627	161,170,508	77,427,376
Expenses:
Production expenses and taxes	12,598,587	6,179,424	31,747,884	16,354,828
Depletion and depreciation	7,708,282	4,033,606	18,604,987	11,091,346
General and administrative	1,562,379	1,468,553	4,306,767	4,210,029
General and administrative — stock compensation	150,050	—	773,573	1,018,220

Total operating expenses	22,019,298	11,681,583	55,433,211	32,674,423
Operating income	44,422,147	17,609,044	105,737,297	44,752,953

Other income:
Interest expense	(853,469)	(747,125)	(2,802,381)	(2,151,559)
Interest income	20,054	6,668	42,698	26,431

Total other income (expense)	(833,415)	(740,457)	(2,759,683)	(2,125,128)
Income for the period, before income tax provision	43,588,732	16,868,587	102,977,614	42,627,825

Income tax provision – deferred	15,713,358	6,540,600	36,796,518	16,458,292

Net income for the period	27,875,374	10,327,987	66,181,096	26,169,533
Retained earnings, beginning of period	94,444,238	26,657,423	56,138,516	10,815,877

Retained earnings, end of period	$122,319,612	$36,985,410	$122,319,612	$36,985,410

Income per common share – basic	$0.37	$0.14	$0.88	$0.35

Income per common share – fully diluted	$0.35	$0.13	$0.83	$0.33

Weighted average common shares outstanding — basic	75,063,934	74,279,516	74,929,196	74,170,485

Weighted average common shares outstanding – fully diluted	80,090,907	78,537,895	79,957,440	78,335,831

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Expressed in U.S. Dollars)

	Nine Months Ended
	September 30,
	2004	2003
Cash provided by (used in):

Operating activities:
Net income for the period	$66,181,096	$26,169,533
Add (deduct)
Items not involving cash:
Depletion and depreciation	18,604,987	11,091,346
Deferred income taxes	36,796,518	16,458,291
Stock compensation	773,573	1,018,220
Net changes in non-cash working capital:
Restricted cash	(948)	(1,044)
Accounts receivable	(11,882,168)	(3,313,559)
Inventory	5,823,273
Prepaid expenses and other current assets	(2,795,440)	(3,373,345)
Accounts payable and accrued liabilities	1,783,174	3,341,399
Deferred revenue	3,436,624	—
Other long-term obligations	7,318,786	970,569

Cash provided by operating activities	126,039,475	52,361,410
Investing activities:
Oil and gas property expenditures	(130,371,223)	(68,499,293)
Oil and gas property expenditures in accounts payable	11,331,477	24,288,871
Purchase of capital assets	(672,524)	(553,212)

Cash provided by (used in) investing activities	(119,712,270)	(44,763,634)
Financing activities:
Borrowings on long-term debt, gross	32,000,000	19,000,000
Payments on long-term debt, gross	(29,000,000)	(26,000,000)
Proceeds from exercise of options	1,333,683	569,657

Cash provided by (used in) financing activities	4,333,683	(6,430,343)
Increase in cash during the period	10,660,888	1,167,433
Cash and cash equivalents, beginning of period	1,834,112	1,417,711

Cash and cash equivalents, end of period	$12,495,000	$2,585,144

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$12,495,000	$1,834,112
Restricted cash	211,617	210,669
Accounts receivable	31,231,029	19,348,861
Current deferred tax asset	2,871,048	—
Inventory	7,765,997	13,589,270
Prepaid expenses and other current assets	4,507,177	1,711,737

Total current assets	59,081,868	36,694,649
Oil and gas properties, using the full cost method of accounting	420,434,807	307,863,722
Capital assets	1,366,956	1,212,006

Total assets	$480,883,631	$345,770,377

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$31,783,034	$23,353,323
Deferred revenue	3,436,624	—
Fair value of derivative instrument liability	3,306,387	4,781,068
Capital costs accrual	42,135,577	30,616,912

Total current liabilities	80,661,622	58,751,303
Long-term debt	102,000,000	99,000,000
Deferred income taxes	66,490,392	33,446,131
Other long-term obligations	12,438,999	5,120,213

Shareholders’ equity
Share capital	104,448,948	97,448,221
Treasury stock	(1,193,650)	(1,193,650)
Other comprehensive loss – fair value of derivative instruments	(6,282,292)	(2,940,357)
Retained earnings	122,319,612	56,138,516

Total shareholders’ equity	219,292,618	149,452,730

Total liabilities and shareholders’ equity	$480,883,631	$345,770,377

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

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2003, are unaudited and were prepared from the Company’s records. Balance sheet data as of December 31, 2003 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these financial statements on a basis consistent with the Company’s annual audited financial statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and related notes included in the Company’s most recent annual report on Form 10-K.

(a) Basis of presentation and principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, UP Energy Corporation, Ultra Resources, Inc., and Sino-American Energy Corporation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”). All material inter-company transactions and balances have been eliminated upon consolidation.

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$27,875,374	$10,327,987	$66,181,096	$26,169,533

Weighted average common shares outstanding during the period	75,063,934	74,279,516	74,929,196	74,170,485
Effect of dilutive instruments	5,026,973	4,258,319	5,028,244	4,165,346

Weighted average common shares outstanding during the period including the effects of dilutive instruments	80,090,907	78,537,895	79,957,440	78,335,831

Basic earnings per share	$0.37	$0.14	$0.88	$0.35

Diluted earnings per share	$0.35	$0.13	$0.83	$0.33

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

(l) Accounting for stock-based compensation:

Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation” (SFAS No. 123), defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS No. 123 allows for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), provided that pro forma results of operations are disclosed for those options granted. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income:
As reported	$27,875,374	$10,327,987	$66,181,096	$26,169,533
Pro forma	$25,213,922	$9,587,818	$61,763,087	$25,429,364
Basic earnings per share:
As reported	$0.37	$0.14	$0.88	$0.35
Pro forma	$0.34	$0.13	$0.82	$0.34
Diluted earnings per share:
As reported	$0.35	$0.13	$0.83	$0.33
Pro forma	$0.32	$0.12	$0.77	$0.32

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with an assumed expected volatility of 38.35%. All options have expected lives of 6.5 years.

2. OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2004	2003
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs – Domestic	$368,422,964	$249,784,562
Acquisition, equipment, exploration, drilling and environmental costs – China	31,638,079	—
Less accumulated depletion, depreciation and amortization – Domestic	(55,551,605)	(38,495,605)
Less accumulated depletion, depreciation and amortization – China	(1,489,069)	—

	343,020,369	211,288,957
Unproven Properties:
Acquisition and exploration costs – Domestic	16,728,367	15,604,521
Acquisition and exploration costs – China	60,686,071	80,970,244

	$420,434,807	$307,863,722

3. LONG-TERM DEBT:

	September 30,	December 31,
	2004	2003
Bank indebtedness	$102,000,000	$99,000,000
Other long term obligations	12,438,999	5,120,213

	$114,438,999	$104,120,213

The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $500 million and an aggregate borrowing base of $315 million and a commitment amount of $200 million at June 9, 2004. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At September 30, 2004, the Company had $102 million outstanding and $98 million unused and available under the current committed amount.

The credit facility matures on May 1, 2008. The note bears interest at either the bank’s prime rate plus a margin of one-quarter of one percent (0.25%) to seven-eighths of one percent (0.875%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-quarter percent (1.25%) to one and seven-eighths of one percent (1.875%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.30% to 0.50%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of September 30, 2004, the Company was in compliance with required ratios of the bank facility.

The debt outstanding under the credit facility is secured by a majority of the Company’s proved domestic oil and gas properties.

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

As described in Note 1, had the Company expensed the fair value of options vested during the period, net income would have been reported as $25,213,922 for the quarter ended September 30, 2004 and $61,763,087 for the nine months ended September 30, 2004.

Recorded in other comprehensive loss in the equity section of the Company’s balance sheet is an offset of $6,282,292 to a liability that measures a future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with FASB No. 133 which addresses accounting impacts of derivative instruments.

The AcSB issued a new Accounting Guideline (“Guideline”), AcG-13, Hedging Relationships, in December 2001 in connection with amendments to CICA Handbook Section 1650, Foreign Currency Translation. The Guideline is applicable to hedging relationships in effect in fiscal years beginning on or after July 1, 2003 (the AcSB changed the original effective date of January 1, 2002 in its December 2001 meeting, and further deferred the effective date in its September 2002 meeting). The Guideline is not applicable to prior periods, but requires the discontinuance of hedge accounting for hedging relationships established in prior periods that do not meet the conditions for hedge accounting at the date it is first applied.

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

5. SEGMENT INFORMATION

The Company has two reportable operating segments, one domestic and one foreign, which are in the business of natural gas and crude oil exploration and production. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and gas operations before price-risk management and other, general and administrative expenses and interest expense. The Company’s reportable operating segments are managed separately based on their geographic locations. Financial information by operating segment is presented below:

	Three Months Ended September 30,
	2004			2003
	Domestic	China	Total	Domestic	China	Total
Production:
Crude oil (Bbl)	—	210,923	210,923	—	—	—
Liquids (Bbl)	92,820	—	92,820	50,327	—	50,327
Natural gas (Mcf)	11,160,300	—	11,160,300	6,642,972	—	6,642,972

Oil and gas sales	$58,696,352	$7,745,093	$66,441,445	$29,290,627	—	$29,290,627

Costs and Expenses:
Depletion and depreciation	6,676,869	1,031,413	7,708,282	4,033,606	—	4,033,606
Lease operating expenses	1,574,589	889,000	2,463,589	872,364	—	872,364
Production taxes	6,875,586	—	6,875,586	3,407,541	—	3,407,541
Gathering	3,259,412	—	3,259,412	1,899,519	—	1,899,519

Operating margin	40,309,896	5,824,680	46,134,576	19,077,597	—	19,077,597
General and administrative			1,712,429			1,468,553
Other expense			833,415			740,457

Income before income taxes			$43,588,732			$16,868,587

	Nine Months Ended September 30,
	2004			2003
	Domestic	China	Total	Domestic	China	Total
Production:
Crude oil (Bbl)	—	210,923	210,923	—	—	—
Liquids (Bbl)	241,787	—	241,787	147,919	—	147,919
Natural gas (Mcf)	29,596,982	—	29,596,982	18,255,839	—	18,255,839

Oil and gas sales	$153,425,415	$7,745,093	$161,170,508	$77,427,376	—	$77,427,376

Costs and Expenses:
Depletion and depreciation	17,573,574	1,031,413	18,604,987	11,091,346	—	11,091,346
Lease operating expenses	4,104,257	889,000	4,993,257	2,484,784	—	2,484,784
Production taxes	17,976,082	—	17,976,082	8,674,351	—	8,674,351
Gathering	8,778,545	—	8,778,545	5,195,693	—	5,195,693

Operating margin	104,992,957	5,824,680	110,817,637	49,981,202	—	49,981,202
General and administrative			5,080,340			5,228,249
Other expense			2,759,683			2,125,128

Income before income taxes			$102,977,614			$42,627,825

6. ASSET RETIREMENT OBLIGATIONS:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has recorded a liability of $692,387 to account for future obligations associated with its assets both domestic and in China.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwestern Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2001-2003 have ranged from $2.33 to $4.16 per Mcf. This volatility could be very detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into derivative and forward sales contracts for gas in southwest Wyoming. The average realization for the Company’s gas during the third quarter of 2004 was $4.91 per Mcf, basis Opal, Wyoming, including the effect of hedges. For the nine-month period ended September 30, 2004, the average realization for the Company’s gas was $4.87 per Mcf, basis Opal, Wyoming, including the effect of hedges.

On July 18, 2004 the Company initiated production at the first two fields of the nine fields discovered on its oil properties offshore Bohai Bay, China. Production from these fields is characterized as a Heavy, Sweet Crude. The Company sold its first cargos of oil in September, 2004. At that time, the price of oil in east Asia became much more relevant to the Company. The Company sold approximately 300,000 barrels of its Chinese oil production at a price based on the Official ICP (Indonesian Crude oil Price) posting for Duri field crude, less a discount for location and quality differences. These cargos were sold to CNOOC, Ltd., the Company’s Chinese partner, at a price of $36.72 USD per barrel. There can and will be differences in timing between the sale of the Company’s crude oil cargos and the Company’s pro-rata share of production. As of October 15, 2004, the Duri price was approximately $40.65 USD per barrel.

The Company expects to sell at least one additional cargo of its Chinese crude oil production prior to the end of 2004. The Company has the right to export and sell its crude at market prices into the international markets, and is evaluating options to do so in the future. Other markets for the Company’s Chinese oil may be potentially developed in South Korea, Japan, Singapore or other countries.

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 87% production growth on an Mcfe basis during the quarter ended September 30, 2004 as compared to the same quarter in 2003 and 69% for the nine-month period ended September 30, 2004 compared to the same period in 2003. Management expects to deliver additional production growth during the balance of 2004 to reach an anticipated annual production of 47 Bcfe in 2004, a 63% growth in annual production over 2003 levels. This increase in production is expected to be achieved by drilling and bringing into production additional wells in Wyoming.

The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized to the Company’s cost centers. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. The Company conducts operations in both the United States and China. Separate cost centers are maintained for each country in which the Company has operations. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts in these financial statements reflect only the Company’s proportionate interest in such activities. Inflation has not had a material impact on the Company’s results of operations and is not expected to have a material impact on the Company’s results of operations in the future.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004 VS. QUARTER ENDED SEPTEMBER 30, 2003

During the quarter ended September 30, 2004, production increased 87% on an equivalent basis to 13 Bcfe from 6.9 Bcfe for the same quarter in 2003 primarily because of the additional wells drilled and completed in Wyoming during 2003 and the first half of 2004 coupled with initial crude oil production beginning this quarter in China. Average realized price for natural gas and condensate increased 21% on an equivalent basis to $5.12 per Mcfe during the quarter ended September 30, 2004 from $4.22 per Mcfe for the same quarter in 2003 resulting in a 127% increase in revenues to $66.4 million.

Production costs increased 104% to $12.6 million primarily due to the 87% increase in production and higher production taxes driven by the 127% increase in revenues. Production taxes are calculated as a percentage of revenue, which percentage increased slightly to 12% from 11% in the same quarter last year, due primarily to the phasing out of certain tax benefits. On a unit of production basis, production costs increased 9% to $0.97 per Mcfe. The increase in production costs was attributable almost wholly to the increase in production taxes arising from higher revenues which were $0.53 per Mcfe.

Net income before income taxes increased 158% to $43.6 million and income tax provision-deferred increased by 140% to $15.7 million at a rate of 35.5%. Net income increased 170% to $27.9 million or $0.35 per diluted share.

NINE-MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE-MONTHS ENDED SEPTEMBER 30, 2003

During the nine-months ended September 30, 2004, production increased 69% on an equivalent basis to 32.3 Bcfe from 19.1 Bcfe for the same nine-months in 2003 primarily because of the additional wells drilled and completed during 2003, the increased drilling and completion during the first nine-months of the year along with initial production in China beginning in July of 2004. Average realized price for natural gas and condensate increased 23% on an equivalent basis to $4.99 per Mcfe during the nine-month period ended September 30, 2004 from $4.04 per Mcfe for the same period in 2003 resulting in a 108% increase in revenues to $161.2 million.

Production costs increased 94% to $31.7 million primarily due to the 69% increase in production and higher production taxes driven by the 108% increase in revenues. The production taxes which are paid on the Company’s Wyoming properties, are calculated as a percentage of revenue, which percentage increased slightly to 12% during the nine-month period ended September 30, 2004 from 11% in the same nine-months last year, due primarily to the phasing out of certain tax benefits. On a unit of production basis, production costs increased 15% to $0.98 per Mcfe. The increase in production costs was attributable almost wholly to the increase in production taxes arising from higher revenues. Production taxes were $0.56 per Mcfe for the nine-month period.

Net income before income taxes increased 142% to $103.0 million and income tax provision-deferred increased by 124% to $36.8 million at a rate of 35.5%. Net income increased 153% to $66.2 million, or $0.83 per diluted share.

The discussion and analysis of the Company’s financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with US GAAP. In addition, application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the revenues and expenses reported during the period. Changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2004, the Company relied on cash provided by operations and borrowings under its senior credit facility to finance its capital expenditures. The Company participated in the drilling of 66 wells in Wyoming and continued to participate in the development process in the China blocks, including the ongoing drilling of development wells. Due to this continued development in China, the Company saw first production from these properties in July of 2004. For the nine-month period ended September 30, 2004 net capital expenditures were $130.4 million. At September 30, 2004, the Company reported a cash position of $12.5 million compared to $2.6 million at September 30, 2003. Working capital deficit at September 30, 2004 was $(21.6) million as compared to $(26.3) million at September 30, 2003. As of September 30, 2004, the Company had incurred bank indebtedness of $102.0 million and other long-term obligations of $12.4 million comprised of items payable in more than one year, primarily related to production taxes.

The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2004, which are currently projected to be $190.0 million. Of the $190.0 million budget, the Company plans to spend approximately $162.0 million of its 2004 budget in Wyoming and approximately $25.0 million in China with the balance allocated to evaluating other areas. To date the Company has spent $130 million of the $190.0 million capital budget, $119.2 million in Wyoming and $10.8 million in China. Of the $162.0 million for Wyoming, the Company plans to drill or participate in an estimated 80 gross wells in 2004, of which approximately 40% will be for exploration wells and the remaining will be for development wells. Of the $25.0 million budgeted for China, approximately 12% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2004.

The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $500 million and an aggregate borrowing base of $315 million and a commitment amount of $200 million at June 9, 2004. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At September 30, 2004, the Company had $102 million outstanding and $98 million unused and available under the current committed amount.

The credit facility matures on May 1, 2008. The note bears interest at either the bank’s prime rate plus a margin of one-quarter of one percent (0.25%) to seven-eighths of one percent (0.875%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-quarter percent (1.25%) to one and seven-eighths of one percent (1.875%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.30% to 0.50%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount.

The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the bank’s and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of September 30, 2004, the Company was in compliance with required ratios of the bank facility.

The debt outstanding under the credit facility is secured by a majority of the Company’s proved domestic oil and gas properties.

During the nine-months ended September 30, 2004, net cash provided by operating activities was $126.0 million as compared to $52.4 million for the nine-months ended September 30, 2003. The increase in cash provided by operating activities was primarily attributable to the increase in earnings.

During the nine-months ended September 30, 2004, cash used in investing activities was $119.7 million as compared to $44.8 million for the nine-months ended September 30, 2003. The change is primarily attributable to increased activity for drilling and completion activity in Wyoming and China. The $119.7 million used in investing activities consists of $130.4 million incurred for drilling and completion activities in 2004, offset by $(11.3) million attributable to capital expenditures incurred but not yet paid.

During the nine-months ended September 30, 2004, cash provided by (used in) financing activities was $4.3 million as compared to $(6.4) million for the nine-months ended September 30, 2003. The change is primarily attributable to drawing down additional debt under the senior credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2004.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of the Company’s management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to be correct nor can the Company assure adequate funding will be available to execute the Company’s planned future capital program.

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2003 for additional risks related to the Company’s business.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company’s U.S. natural gas production, which contributed 89% of the Company’s oil and gas revenue for the nine months ended September 30, 2004. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $4.87 per Mcf during the nine months ended September 30, 2004. This average price includes the effects of hedging and gas balancing between working interest owners.

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

During the first nine months of 2004, the total impact of the Company’s price swaps was a reduction in gas revenues of $5.2 million. The effect of fixed price physical contracts is not included in this amount. The Company does not currently hedge its oil production.

At September 30, 2004, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices southwest Wyoming basis). (The Company’s gas contains approximately 1.06 MMBtu per Mcf upon delivery at the sales point.)

DERIVATIVE CONTRACTS

	Remaining
	Contract	Volume-	Average
Type	Period	MMBTU / day	Price / MMBTU
Swap	Oct-Dec 2004	20,000	$4.09
Swap	Oct 2004	5,000	$4.76
Swap	Calendar 2005	10,000	$4.42

The Company also utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2004. (The Company’s approximate average net interest in physical gas sales is 80%.)

FIXED PRICE FORWARD SALES CONTRACTS

Remaining	Gross Volume	Approximate Net Volume	Average
Contract Period	MMBTU / day	MMBTU / day	Price / MMBTU
Oct 2004	25,000	20,000	$4.72
Oct-Dec 2004	30,000	24,000	$4.21
Calendar 2005	55,000	44,000	$4.73
Calendar 2006	25,000	20,000	$4.58

The above derivative and forward gas sales contracts represent approximately 34% of the Company’s currently forecasted gas production for the balance of 2004, 34% for calendar year 2005 and 9% for calendar year 2006.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of Ultra Petroleum Corp. – (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

3.2	By-Laws of Ultra Petroleum Corp. – (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

4.1	Specimen Common Share Certificate – (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

31.1	Certification Pursuant to Rule 13a-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to Rule 13a-14(b)

32.2	Certification Pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

Date October 26, 2004	By:
	Name:	Michael D. Watford
	Title:	Chief Executive Officer

By:
	Name:	F. Fox Benton III
	Title:	Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Ultra Petroleum Corp. – (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

3.2	By-Laws of Ultra Petroleum Corp. – (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

4.1	Specimen Common Share Certificate – (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

31.1	Certification Pursuant to Rule 13a-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to Rule 13a-14(b)

32.2	Certification Pursuant to Rule 13a-14(b)