Form 10-K
period 2004-12-31
ULTRA PETROLEUM CORP
filed 2005-03-16
CIK 1022646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission File Number: 0-29370

ULTRA PETROLEUM CORP.

(Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada (Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

363 North Sam Houston Parkway East, Suite 1200
Houston, Texas 77060
(Address of Principal Executive Offices) (Zip Code)
281-876-0120
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☑ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,800,510,337 as of June 30, 2004 (based on the last reported sales price of $37.33 of such stock on the American Stock Exchange on such date).

As of February 28, 2005, there were 75,527,468 common shares of the registrant outstanding.

Documents incorporated by reference: The definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, is incorporated by reference in Part III of this Form 10-K.

Certain Definitions

     Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf — One billion cubic feet of natural gas.

•	Bcfe — One billion cubic feet of natural gas equivalent.

•	BOE — One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

•	BTU — British Thermal Unit.

•	CFD – Caofaedian – the Chinese designation for the area in Bohai Bay area in the vicinity of the 04/36 and 05/36 Blocks, offshore China.

•	Condensate – An oil-like liquid produced in association with natural gas production that condenses from natural gas as it is produced and delivered into a separator or similar equipment and collected in tanks at each well prior to the delivery of such gas to the gas gathering pipeline system.

•	ICP – Indonesian Crude Price.

•	MBbl — One thousand barrels.

•	Mcf — One thousand cubic feet of natural gas.

•	Mcfe — One thousand cubic feet of natural gas equivalent.

•	MMBbl — One million barrels of oil or other liquid hydrocarbons.

•	MMcf — One million cubic feet of natural gas.

•	MBOE — One thousand BOE.

•	MMBOE — One million BOE.

•	MMBTU — One million British Thermal Unit.

     Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and gas wells or acres — The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

•	Net oil and gas wells or acres — Determined by multiplying “gross” oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

     Terms used to assign a present value to the Company’s reserves

•	Standardized measure of discounted future net cash flows, after income taxes — The present value, discounted at 10%, of the pre-tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the prices it received for the production on the date of the report, unless it had a contract to sell the production for a different price. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes using rates in effect on the date of the report are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

•	Standardized measure of discounted future net cash flows — The discounted present value of proved reserves is identical to the standardized measure, except that estimated future income taxes are not deducted in calculating future net cash flows. The Company discloses the discounted present value without deducting estimated income taxes to provide what it believes is a better basis for comparison of its reserves to the producers who may have different tax rates.

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

PART I

     Item 1. Business.

          Ultra Petroleum Corp. (“Ultra” or the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and gas properties. The Company was incorporated on November 14, 1979, under the laws of the Province of British Columbia, Canada. The Company continued into the Yukon Territory, Canada under Section 190 of the Business Corporations Act (Yukon Territory) on March 1, 2000. The Company’s operations are focused primarily in the Green River Basin of southwest Wyoming and Bohai Bay, offshore China. From time to time, the Company evaluates other opportunities for the acquisition, exploration and development of oil and gas properties.

          As of December 31, 2004 Ultra owns interests in approximately 166,974 gross (92,997 net) acres in Wyoming covering approximately 260 square miles. The Company owns working interests in approximately 241 gross productive wells in this area and is operator of 41.5% of the 241 gross wells. The Company’s current domestic operations are focused on developing and expanding a tight gas sand project located in the Green River Basin in Southwest Wyoming. In 2004, the Company’s Wyoming production was approximately 92.8% of the Company’s total oil and natural gas production on a BOE basis and 97% of the Company’s estimated net proved reserves were in Wyoming. In 2004, capital expenditures in Wyoming comprised approximately 92% of the Company’s total capital expenditures.

          Following the acquisition of Pendaries Petroleum Ltd. on January 16, 2001, the Company became active in oil and gas exploration and development in Bohai Bay, China. The Company holds an 18.182% exploration interest in the 04/36 Block and a 15.00% exploration interest in the 05/36 Block (jointly the “Blocks”) which interests are reduced upon initiation of development to an 8.91% working interest and a 7.35% working interest, respectively, for the development areas. On July 19, 2004 oil production began from the CFD 11-1 & 11-2 fields on Block 04/36. In 2004, the Company spent approximately 8% of its total 2004 capital budget on developing these China fields, as well as on engineering work focused on development of additional fields and continuing exploration. A wholly owned subsidiary of Kerr-McGee Corporation is the operator of the Blocks. At the time of the Pendaries acquisition, there were three oil discoveries on the Blocks. Since then, six new discoveries have been made on the Blocks.

          The Company also owns interests in 15,518 gross (14,652 net) acres in Pennsylvania. A test well is planned to be drilled on this acreage in 2005. The Company owns interest in approximately 720 gross (320 net) acres and interests in three productive wells in Texas.

          The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings we make pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.ultrapetroleum.com. To access the Company’s SEC filings, select “Financials” under the Investor Relations tab on the Company’s website. The Company’s SEC filings are available on its website as soon as they are posted to the EDGAR database on the SEC’s website.

Business Strategy

Green River Basin, Wyoming

          The Company will continue the ongoing program to identify, develop and explore the acreage position now held in the tight gas sand trend in the Green River Basin. The majority of the wells in the 2005 drilling program will be targeting the sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (WOGCC), includes sands of both the Lance at a range of approximately 8,000 to 12,000 feet and Mesaverde at a range of approximately 12,000 to 14,000 feet as found in the Pinedale and Jonah fields area. The Company will continue to drill step-out and exploration wells on its Green River Basin acreage position in an ongoing attempt to further define and expand the current known producing area. In addition to the ongoing efforts in the Lance Pool section, the Company is continuing to evaluate the deeper potentially productive zones found on its acreage block below the Lance Pool. All of the Company’s drilling activity is conducted utilizing its extensive integrated geological and geophysical data set which includes what the Company believes is the most comprehensive 3D seismic data coverage on the Pinedale Field. This data set is being utilized to map the potentially productive intervals, to identify areas for future extension of the Lance fairway and to identify deeper objectives which may warrant drilling.

Bohai Bay, China

          In 2005, the Company plans to continue producing oil at the CFD 11-1 & 11-2 fields, begin development and appraisal work on existing discoveries and drill additional exploration wells. The Company has nine discovered oil fields in the Bohai Blocks. The first two oil fields, CFD 11-1 & 11-2, began producing in July 2004. Two additional fields are currently scheduled to go on production in late 2005 and engineering plans are being completed to bring three more fields into production in 2006 bringing the total to seven producing fields by year-end 2006. The two remaining fields are still in the appraisal stage.

Marketing and Pricing

          The Company derives its revenues principally from the sale of its natural gas production, and associated condensate, from wells operated by the Company and others in the Green River Basin in Southwest Wyoming. To a lesser extent, the Company derives its revenues from the sale of its share of oil production from its producing fields in the Bohai Bay area, offshore China. The Company’s revenues are determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain Region of the United States; specifically, Southwest Wyoming, as well as prevailing prices for crude oil produced in the Bohai Bay region of China of comparable quality. Energy commodity prices in general, and the Company’s regional prices in particular, have experienced a high degree of volatility in the past, and such high levels of volatility are expected to continue in the future. The Company cannot accurately predict or control the market prices that it receives for the sale of its natural gas, condensate, or oil production. However, the Company does, in the regular course of its business, from time to time, hedge a portion of its natural gas production through the use of fixed price, forward sales of physical gas, or through the limited use of financial swaps with creditworthy financial counterparties. The Company has not, to date, hedged any of its Chinese oil production; although it may do so in the future. For a more detailed description of the Company’s hedging activities, see Item 7A Quantitative and Qualitative Discussion about Market Risk. The Company’s hedging policy limits amounts hedged to not more than 50% of its forecast production without board approval. As a result of its hedging activities, the Company may realize prices that are less than the spot prices that it would have received. However, the Company has determined that the certainty and predictability of a portion of its revenues that result from its hedging activities are both desirable and prudent.

Natural Gas Marketing

          During 2004, the Company realized natural gas prices that were higher than those historically seen in the Southwest Wyoming region. The market price for natural gas in the Rockies generally, and in Southwest Wyoming specifically, is influenced by a number of regional and national factors; all of which are beyond the ability of the Company to control or to predict. These factors include weather, gas supplies, gas demand, and pipeline export capacity. The Rocky Mountain Region is a net-exporter of natural gas, since production there exceeds local demand for gas. Historically, natural gas production in Southwest Wyoming has sold at a discount relative to other U. S. natural gas production sources or market areas. These regional pricing differentials or discounts are typically referred to as “basis” or “basis differentials”. As recently as the first quarter of 2003, the Company saw significant basis differentials for its Wyoming production, versus the “Henry Hub” pricing reference point in south Louisiana. As a result, during that time period, the Company realized prices that were significantly lower than those received by companies with production in other regions of the U.S. Since the second quarter of 2003, generally speaking, the Company has enjoyed, and expects to enjoy, improved basis differentials for its Wyoming natural gas production, due to significant increases in pipeline capacity to transport production from the Rockies production areas to markets in the West (Kern River Pipeline – in service May 2003) and the Midwestern U.S. (Cheyenne Plains Pipeline — in service February 2005). These expansions of pipeline export capacity have reduced but not eliminated the basis differential for gas prices in Southwest Wyoming gas production when compared to prices at the Henry Hub pricing reference point.

          The Kern River Pipeline system was expanded by over 900 MMcfd, in May 2003, bringing its capacity to deliver natural gas produced in Southwest Wyoming to markets in Utah, Nevada and California to over 1.7 Bcf/d. Since that time, Colorado Interstate Gas Pipeline (a subsidiary of El Paso Corporation) has completed Phase I of the Cheyenne Plains Pipeline, which moves gas from Wyoming to Greensburg, Kansas, where it is interconnected with several large, interstate gas pipelines that supply gas to markets in the Midwestern U.S. The completion of Phase I of the Cheyenne Plains Pipeline adds 560 MMcfd of export capacity for Rocky Mountain gas to markets in the Midwest. There are numerous other proposed pipeline projects in various stages of planning or development that have been announced to transport Rockies and Wyoming gas production to markets. While the Company is optimistic that the pipeline infrastructure will continue to be expanded to provide sufficient capacity to transport its gas production and to provide for reasonable basis differentials for its gas in the future, there can be no assurance that any such expansions, if built, will prevent large basis differentials from occurring in the future.

          The Company currently sells all of its natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations (daily, monthly and longer term). The sale of the Company’s natural gas is “as produced”, and the Company does not maintain any significant inventories or imbalances of natural gas. The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable.

Oil Marketing

          With the commencement of production from the first two of its fields in Block 04/36 Bohai Bay offshore China in July 2004, the Company, through its wholly owned Sino-American Energy Corporation subsidiary, has begun marketing its share of oil production from the CFD 11-1/11-2 fields.

          The sale of the Company’s Chinese oil production (CFD crude) is done on a tanker/cargo lifting basis. As the Company’s share of inventories on the CFD 11-1/11-2 field’s Floating Production Storage and Offloading Vessel (“FPSO”) become sufficient to schedule a lifting (typically 200,000 – 300,000 barrels per cargo), the Company coordinates with the operator and its markets to lift a cargo. By necessity, the Company will, from time to time, carry inventories of crude oil to accommodate the lifting schedules for its share of oil from the FPSO. Each of the partners in the CFD 11-1/11-2 fields are responsible for the disposition of their respective share of the CFD crude production. Kerr-McGee, as operator of these fields, manages the lifting schedule for production from these fields. During 2004, the Company lifted and sold 3 cargos of CFD crude for its account.

          Currently, the CFD crude is a heavy, sweet crude oil, with an API gravity of approximately 19 degrees. The production from these fields is from multiple productive reservoirs, which have variability in the quality of oil. The Company believes that the quality of the oil produced from these fields will tend to improve as additional wells and reservoirs are completed and placed into production. Due to its quality, refiners and other markets for the CFD crude oil typically expect to be able to purchase CFD crude at prices that are lower than light sweet crude oils like West Texas Intermediate or Brent. Oil produced and sold from these fields is typically priced based upon the monthly official Indonesian Crude Price (ICP) for Duri field crude. The Duri crude, produced in Indonesia, is of similar quality to the CFD crude produced in the Bohai Bay area. The official ICP Duri price is a monthly weighted average of three (3) independent daily assessments of the price of Duri crude, reported by Platt’s, APPI (Asian Petroleum Price Index published by Seapac Services Limited), and RIM Intelligence Co. To the monthly official ICP Duri marker price, a premium or discount is added to reflect transportation and quality differentials for the CFD crude relative to the Duri marker crude. The premium or discount for the CFD crude (relative to the Duri price) is negotiated monthly between buyers and sellers.

          To date, the Company has sold its share of the CFD production to an affiliate of its Chinese partner, Chinese National Offshore Oil Corporation (“CNOOC”) China, Ltd., at prices that reflect a slight discount to the ICP Duri monthly average price. The Company continues to assess its opportunities to market its share of the CFD oil production to other markets such as Korea, Japan and Singapore.

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

          As of year end, the Company had approximately 55 approved permits to drill wells on Company operated federal leases in the Pinedale Anticline area.

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

          In August 1999, the BLM required an Environmental Assessment (“EA”) for the potential increased density drilling in the Jonah Field area. An EA is a more limited environmental study than is conducted under an EIS. The EA was required to address the potential environmental impacts of developing the field on a well density of two (2) wells per 80 acre drilling and spacing unit as opposed to the one (1) well per 80 acre drilling and spacing unit as was approved in the initial Jonah Field EIS approved in 1998. The new EA was completed in June 2000. With the approval of this EA and the earlier approval by the Wyoming Oil and Gas Conservation Commission (WOGCC) for drilling of two (2) wells per 80 acre drilling and spacing unit, the Company was permitted to drill infill wells at this well density on the 2,160 gross (1,322 net) acres then owned by the Company in the Jonah Field. Prior to these approvals, the Company had drilled 21 gross (7.7 net) wells in the field. Since the increased density approvals, the Company has drilled an additional 22 gross (14.0 net) wells in the field. All 43 wells drilled by the Company in the Jonah Field have been productive. Since this time various other operators have received approval for the drilling of increased density wells in pilot areas at well densities ranging from four (4) wells per 80 acre drilling and spacing unit to sixteen (16) wells per drilling and spacing unit. Results of all of these pilot projects were utilized in acquiring approval from the WOGCC in November 2004 to increase the overall density of development for the Jonah Field to eight (8) wells per 80 acre drilling and spacing unit. The BLM is currently conducting a new EIS covering the Jonah Field to assess the impacts of this increased density development and define the parameters under which this increased density development will be allowed to proceed. The draft EIS was made available mid-February 2005. The Company is currently reviewing the document.

          During 2003 and 2004 Ultra and other operators in the Pinedale Field received approval from the WOGCC to drill increased density pilot project wells in several areas of the Pinedale Field. These pilot projects are designed to test the feasibility of developing this field in well densities greater than the currently approved one well per 40 acres. The results of some of this work led to the WOGCC in July 2004 approving the development of the northern portion of the anticline on a two (2) wells per 40 acre density. The acreage is operated by Questar Exploration and Production Company (“Questar”), a working interest partner of the Company, and the Company owns a working interest in the majority of this acreage. This approval covers approximately 14,432 gross acres. Drilling of additional increased density pilot wells continues and the results of these are being evaluated to determine the appropriate course of action as to the overall development strategy for the Pinedale Field.

          In April 2004 Questar asked the BLM to modify winter-access restrictions to specifically allow them to operate on three active pads with two drilling rigs per pad. This request required an EA to weigh the negative impacts of winter activity relative to the extensive mitigation measures proposed by Questar. On November 9, 2004 they received approval in the form of a “Finding of No Significant Impact” from the BLM to phase in over the next year their proposed year-round drilling program which allows two drilling rigs on one pad during the winter of 2004/2005. After Questar completes the proposed mitigation measures including construction of a water and condensate gathering system during the summer of 2005, they will be allowed to operate six rigs from three active pads beginning in the winter of 2005/2006 through the winter of 2013/2014.

          The BLM approved the Questar proposal after considering extensive input from the participating agencies received during the public comment process. Key components of the approval are: 1) One pad with two drilling rigs during the winter of 2004/2005; 2) three pads with two drilling rigs per pad in the winter of 2005/2006 and thereafter through the winter of 2013/2014; 3) activities during the May-November period will continue to be governed by the original Pinedale Anticline EIS; 4) directional drilling with up to 16 wells per pad resulting in only one-third of the drilling phase surface disturbance contemplated under the original EIS; 5) construction of a produced water and condensate gathering system in 2005; 6) funding for continued monitoring of mule deer and other critical wildlife for the duration of development activity; 7) use of flareless-completion technology to reduce noise, air and visual pollution during well-completion operations; 8) funding for air-quality monitoring; and 9) wildlife habitat enhancement as well as other monitoring and mitigation measures described in the BLM decision record.

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

          The Company’s sales of natural gas are affected by the availability, terms and costs of transportation both in the gathering systems that transport from the wellhead to the interstate pipelines and in the interstate pipelines themselves. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. On February 25, 2000, FERC issued a statement of policy and final rule concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises the FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets. FERC is also considering a number of regulatory initiatives that could affect the terms and costs of interstate transportation of gas by interstate pipelines on behalf of natural gas shippers, including policy inquiries about gas quality and interchangeability, selective discounting of transportation services by pipelines to shippers, and proposed rules governing pipeline creditworthiness and collateral standards. Because these regulatory initiatives have not been made final, the approach the FERC will take and the potential impact on gas suppliers are not clear.

          The Company’s sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates.

          In the event the Company conducts operations on federal, tribal or state lands, such operations must comply with numerous regulatory restrictions, including various operational requirements and restrictions, nondiscrimination statutes and royalty and related valuation requirements. In addition, certain of such operations must be conducted pursuant to certain on-site security regulations, bonding requirements and applicable permits issued by the BLM or Minerals Management Service (“MMS”), Bureau of Indian Affairs (“BIA”), tribal or other applicable federal, state and/or Indian Tribal agencies.

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

Environmental Regulations

          General. The Company’s activities in the United States are subject to existing federal, state and local laws and regulations governing environmental quality, oil spills and pollution control and its activities in China are subject to the laws and regulations of China. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company’s operations, capital expenditures, earnings or competitive position.

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

          Superfund. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRPs”), include current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRP the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate wastes that fall within CERCLA’s definition of Hazardous Substances. The Company may also be an owner or operator of facilities on which Hazardous Substances have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages. To its knowledge, the Company has not been named a PRP under CERCLA nor have any prior owners or operators of its properties been named as PRP’s related to their ownership or operation of such property.

          National Environmental Policy Act The federal National Environmental Policy Act provides that, for those federal actions that are major federal actions significantly affecting the quality of the human environment, the federal agency taking such action must follow certain steps in evaluating the environmental impacts of the federal action. This evaluation generally takes the form of an Environmental Impact Statement (EIS). In the EIS, the agency is required to evaluate alternatives to the proposed action and the environmental impacts of the alternatives. Actions such as drilling on federal lands, to the extent the drilling requires federal approval, likely trigger the requirements of the National Environmental Policy Act, with few exceptions. Certain of the Company’s activities may trigger these requirements. The requirements of the National Environmental Policy Act may result in increased costs, significant delays and the imposition of restrictions or obligations, including the restriction or prohibition of drilling, upon the Company’s activities.

          Oil Pollution Act The Oil Pollution Act of 1990 (“OPA”), which amends and augments oil spill provisions of the CWA, imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. The OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses and limitations exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, we may be liable for costs and damages.

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

          Endangered Species Act. The Endangered Species Act (“ESA”) was established to provide a means to conserve the ecosystems upon which endangered and threatened species depend, to provide a program for conservation of these endangered and threatened species, and to take the appropriate steps that are necessary to bring any endangered or threatened species to the point where measures provided for in the ESA are no longer necessary. The Company conducts operations on federal oil and gas leases that have species, such as sage grouse or other sensitive species, that potentially could be listed as threatened or endangered under the ESA. If a species is listed as threatened or endangered, the U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and gas development. If the Company were to have a portion of its leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

          OSHA and other Regulations The Company is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in its operations.

          The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Employees

          As of February 28, 2005, the Company had 41 full time employees, including officers.

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

          Internal Control Systems. There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

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

          Historically, the Company’s projects have been financed through debt and internally generated cash flow. There is competition for capital to finance oil and gas drilling. The ability of the Company to obtain such financing is uncertain and can be affected by numerous factors beyond its control. The inability of the Company to raise capital in the future could have an adverse effect its financial condition and results of operations.

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

          Limited Financial Resources. The Company’s ability to continue exploration and development of its properties and to replace reserves may be dependent upon its ability to continue to raise significant additional financing, including debt financing that may be significant, or obtain some other arrangements with industry partners in lieu of raising financing. Any arrangements that may be entered into could be expensive to the Company. There can be no assurance that the Company will be able to raise additional capital in light of factors such as the market demand for its securities, the state of financial markets for independent oil companies (including the markets for debt), oil and gas prices and general market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the Company’s capital budget.

          The Company expects to continue using its bank credit facility to borrow funds to supplement its available cash flow. The amount the Company may borrow under the credit facility may not exceed a borrowing base determined by the lenders based on their projections of the Company’s future production, future production costs and taxes, commodity prices and other factors. The Company cannot control the assumptions the lenders use to calculate the borrowing base. The lenders may, without the Company’s consent, adjust the borrowing base at any time. If the Company’s borrowings under the credit facility exceed the borrowing base, the lenders may require that the Company repay the excess. If this were to occur, the Company may have to sell assets or seek financing from other sources. The Company can make no assurances that it would be successful in selling assets or arranging substitute financing. For a description of the bank credit facility and its principal terms and conditions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

          The Company Invests Heavily in Exploration. The Company has historically invested a significant portion of its capital budget in drilling exploratory wells in search of unproved oil and gas reserves. The Company cannot be certain that the exploratory wells it drills will be productive or that it will recover all or any portion of its investments. In order to increase the chances for exploratory success, the Company often invests in seismic or other geoscience data to assist it in identifying potential drilling objectives. Additionally, the cost of drilling, completing and testing exploratory wells is often uncertain at the time of the Company’s initial investment. Depending on complications encountered while drilling, the final cost of the well may significantly exceed that which the Company originally estimated. The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (SEC). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment and are then depleted using the unit of production method based on the Company’s proved reserves.

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

Item 2. Properties.

Location and Characteristics

          The Company is dependent on oil and gas leases in Wyoming and two petroleum contracts in China in order to explore for and produce oil and gas. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production on the lease extends the lease terms until cessation of that production. There are approximately 93,865 gross (42,298 net) acres currently held by production. The China petroleum contracts are for a maximum of 30 years and are divided into 3 periods; exploration, development and production. The exploration period is for approximately 7 years and work is to be performed and expenditures are to be incurred to delineate the extent and amount of hydrocarbons, if any, for each block.

The development period occurs when a field is discovered and commences on the date of approval of the Ministry of Energy. There is no limit on the time allowed to develop a field. The production period of any oil and gas field in a block is a period of 15 consecutive years commencing on the date of commencement of commercial production from the field, unless extended.

Green River Basin, Wyoming

          As of December 31, 2004, the Company owned developed oil and gas leases totaling 9,686 gross (4,022 net) acres in the Green River Basin of Sublette County, Wyoming which represents 93% of the Company’s total domestic developed gross acreage. The Company owned undeveloped oil and gas leases totaling 157,288 gross (88,975 net) acres in the Green River Basin of Sublette County, Wyoming which represents 91% of the Company’s total domestic undeveloped gross acreage. The Company’s acreage in the Green River Basin is primarily covering the Pinedale Anticline with several other undeveloped acreage blocks north and west of the Pinedale Anticline as well as acreage in the Jonah Field. Holding costs of leases in Wyoming not held by production were approximately $109,250 for the fiscal year ended December 31, 2004. The primary target on the Company’s Wyoming acreage is the tight gas sands of the upper Cretaceous Lance formation.

          Exploratory Wells. During the year-ended December 31, 2004, the Company participated in the drilling and completion of a total of 32 gross (14.00 net) successful exploratory wells on the Green River Basin properties. At year end there were 14 gross (7.43 net) additional exploratory wells that commenced during the year that were either still drilling or had drilling operations suspended for winter.

          Development Wells. During the year-ended December 31, 2004, the Company participated in the drilling and completion of 34 gross (14.48 net) successful development wells in the Pinedale Field area. At year end there were 4 gross (1.08 net) additional development wells that commenced during 2004 that were either still drilling or had drilling operations suspended for winter. For purposes of this report, development wells are wells identified as proven undeveloped locations by the Company’s independent petroleum engineering firm Netherland, Sewell & Associates, Inc. at the previous year-end reserve evaluation. When drilled, these locations will be counted as development wells.

Bohai Bay, China

          Block 04/36: The Petroleum Sharing Contract (“PSC”) covering this block became effective October 1, 1994. Negotiations with the Chinese government in 2004 resulted in an extension of the third exploration term to September 2005. As the contract now stands, the exploration period will end at the end of September 2005. Barring an extension, at that time all acreage not under appraisal, development or production must be relinquished. The Company holds an 18.182% exploration interest in the exploration portion of the block and an 8.92% development interest in the CFD 11-1 & 11-2 field development portion. The Company holds 431,513 gross (78,536 net) acres under the exploration phase and 22,486 gross (2,006 net) acres under development, or 66% of the Company’s total gross international acreage.

          Block 05/36: The PSC covering this block became effective March 1, 1996. Negotiations with the CNOOC at the end of 2004 resulted in an extension of the third exploration term to February 28, 2006 when, barring an extension, all acreage not under appraisal, development or production must be relinquished. The extension granted by CNOOC must be ratified by the Chinese Government which the foreign parties anticipate will happen. The Company holds a 15.00% exploration interest in this block which is 233,300 gross (34,995 net) acres, or 34% of the Company’s total gross international acreage.

          Exploration/Appraisal Activity: In 2004 the Company participated in drilling one exploration well (0.182 net) which failed to find commercial quantities of oil. The primary target formations on the blocks are the Upper and Lower Minghuazhen, Guantao and Dongying formations.

          Development Activity: In July of 2004, the Company started production at the CFD 11-1 & 11-2 fields on the 04/36 Block. The field currently consists of two production platforms and an anchored FPSO vessel. During start up of the initial (Phase 1) development in 2004, the Company participated in drilling 33 gross (2.94 net) oil producers and 3 gross (0. 27 net) water injection wells into the primary producing horizons of the Upper and Lower Minghuazhen, Guantao and Dongying formations. At completion of Phase 2 of the development in early 2006, as many as 65 wells may have been drilled in the two fields.

          Under the PSC, the Company is responsible for 18.182% of all expenses incurred on any portion of the blocks not declared as development areas (“Exploration Interest”). Upon declaration of commerciality of a field or area by CNOOC, the Company’s share of all expenses within that area is decreased by 51%, with the participation by CNOOC, to 8.92% (“Development Interest”). Upon initiation of production, the sharing of production is determined by the language of the PSC which (in general terms) states that for each individual field: 1) a Chinese National Industrial Tax (VAT) and Royalty are applied to 100% of the gross volumes of oil, 2) Lease Operating Expenses (LOE) are then taken out of the remainder oil and 3) after these deductions, 62.5% of the remaining production stream is dedicated to Exploration and Development Cost Recovery for the participants. The Exploration Cost Recovery shall be recovered without interest, while the Development Cost Recovery shall be calculated with a fixed annual interest rate of nine (9%) percent uplift, and 4) the remaining 37.5% of production goes to the “remainder oil” category which is divided into a “share oil” for CNOOC and an “allocable remainder oil” for the contractors determined by a sliding scale (determined by yearly production) “X” factor. Project profit is subject to Chinese Corporate tax.

          On October 16, 2003, a 15 year contract which provides for extensions for up to an additional 10 years was signed by the operator to lease the FPSO. The Company ratified the contract for its net share which is 8.92%. The FPSO is a 110,000-150,000 dead weight tons (“DWT”), double-hull FPSO with a 900,000-1,100,000 barrels storage capacity, with Single Point Mooring (“SPM”) and a processing plant capable of processing 60,000 barrels oil/day (expandable to 80,000 barrels oil/day). The FPSO service agreement calls for a day rate lease payment and a sliding scale per barrel payment that decreases based on cumulative barrels processed.

Pennsylvania

          The Company owns 15,518 gross (14,652 net) acres in Pennsylvania, which represents 9% of the Company’s total domestic undeveloped gross acreage. A location has been selected and permitted for the drilling of an initial test well on this acreage in 2005. The drilling objectives in this area are the carbonates of the Ordovician age Trenton and Black River formations. These objectives have been the target of ongoing successful exploration efforts by other operators in portions of New York state, just north of the Company’s prospect area in Pennsylvania.

Texas

          The Company operates one gross (0.66 net) well and owns working interests in an additional two gross (0.22 net) wells in Texas and owns 720 gross (382 net) developed acres which represents 7% of the Company’s total developed gross acreage. In 2003 the Company leased 15,121 gross (11,002 net) acres in Edwards County, Texas. The Company drilled one gross (0.73 net) well on this Edwards County acreage in 2004 that was unsuccessful and the Company subsequently dropped the acreage.

Oil and Gas Reserves

          The following table sets forth the Company’s quantities of domestic proved reserves, for the years-ended December 31, 2004, 2003 and 2002 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. The table summarizes the Company’s domestic proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2004, 2003 and 2002. In accordance with Ultra’s three-year planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be on production before January 1, 2008. Proved undeveloped reserves represent 63.6% of total proved reserves.

	December 31,
	(in thousands)
	2004	2003	2002

Proved Undeveloped Reserves
Natural gas (MMcf)	899,315	664,295	444,513
Oil (MBbl)	7,195	5,314	3,556
Proved Developed Reserves
Natural gas (MMcf)	514,686	359,072	222,608
Oil (MBbl)	4,195	3,028	2,003
Total Proved Reserves (MMcfe)	1,482,341	1,073,419	700,474
Estimated future net cash flows, before income tax	$5,889,630	$4,456,478	$1,308,595
Standardized measure of discounted future net cash flows	$2,438,837	$1,784,314	$473,528
Standardized measure of discounted future net cash flows, after income tax	$1,615,465	$1,135,513	$316,965

          The following table sets forth the Company’s quantities of proved reserves in China, for the year-ending December 31, 2004, as estimated by independent petroleum engineers Ryder Scott Company. In accordance with the Company’s new field reserve booking policy, proved reserves were booked after production commenced. The table summarizes the Company’s proved reserves in China, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2004. In accordance with Ultra’s three-year planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be on production before January 1, 2008. Proved undeveloped reserves represent 42.6% of total proved reserves.

	December 31,
	(in thousands)
	2004	2003	2002
Proved Undeveloped Reserves
Natural gas (MMcf)	—	—	—
Oil (MBbl)	3,231	—	—
Proved Developed Reserves
Natural gas (MMcf)	—	—	—
Oil (MBbl)	4,356	—	—
Total Proved Reserves (MMcfe)	45,526	—	—
Estimated future net cash flows, before income tax	$137,762	$—	$—

Standardized measure of discounted future net cash flows	$103,518	$—	$—
Standardized measure of discounted future net cash flows, after income tax	$53,871	$—	$—

     The following table sets forth the Company’s quantities of total proved reserves both domestically and in China, for the years-ended December 31, 2004, 2003 and 2002 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. and Ryder Scott Company. The table summarizes the Company’s total proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2004, 2003 and 2002. In accordance with Ultra’s three-year planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be on production before January 1, 2008. Proved undeveloped reserves represent 63.0% of total proved reserves.

	December 31,
	(in thousands)
	2004	2003	2002
Proved Undeveloped Reserves
Natural gas (MMcf)	899,315	664,295	444,513
Oil (MBbl)	10,426	5,314	3,556
Proved Developed Reserves
Natural gas (MMcf)	514,686	359,072	222,608
Oil (MBbl)	8,551	3,028	2,003
Total Proved Reserves (MMcfe)	1,527,867	1,073,419	700,474
Estimated future net cash flows, before income tax	$6,027,392	$4,456,478	$1,308,595

Standardized measure of discounted future net cash flows	$2,542,355	$1,784,314	$473,528
Standardized measure of discounted future net cash flows, after income tax	$1,669,336	$1,135,513	$316,965

Production Volumes, Average Sales Prices and Average Production Costs

          The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with Ultra’s sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Production
Natural gas (Mcf)	43,667,384	27,621,759	16,495,751
Oil (Bbl) – US	349,673	211,591	151,215
Oil (Bbl) — China	593,332	—	—

Total (Mcfe)	49,325,414	28,891,305	17,403,041

Revenues
Gas sales	$224,207,694	$114,840,558	$38,502,971
Oil sales – US	14,659,219	6,740,539	3,839,421
Oil sales — China	19,170,436	—	—

Total Revenues	258,037,349	121,581,097	42,342,392

Lease Operating Expenses
Production costs – US*	6,286,715	3,627,639	2,356,986
Production costs – China*	2,286,000	—	—
Severance/production taxes	28,151,661	13,767,668	4,116,012
Gathering	13,135,809	7,828,372	4,937,870

Total Lease Operating Expenses	$49,860,185	$25,223,679	$11,410,868

Realized Prices
Natural gas (Mcf)	$5.13	$4.16	$2.33
Oil (Bbl) – US	$41.92	$31.86	$25.39
Oil (Bbl) — China	$32.31	$—	$—

Operating Costs per Mcfe
Production costs – Total	$0.17	$0.13	$0.14
Severance/production taxes	$0.57	$0.48	$0.24
Gathering	$0.27	$0.27	$0.28
DD&A	$0.61	$0.56	$0.56
Interest	$0.08	$0.10	$0.10

Total Operating Costs per Mcfe	$1.70	$1.54	$1.32

*	Average production costs include lifting costs and remedial workover expenses.

Productive Wells

     As of December 31, 2004, the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells

Domestic
Natural Gas and Condensate	244.00	103.89

China
China Oil	36.00	3,21

TOTAL	280.00	107.10

*	Productive wells are producing wells plus shut-in wells the Company deems capable of production. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the Company owns in gross wells.

Oil and Gas Acreage

          As of December 31, 2004, the Company had total gross and net developed and undeveloped oil and gas leasehold acres in the United States as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities. The acreage and other additional information concerning the Company’s oil and gas operations are presented in the following tables.

United States Acreage:

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	9,686	4,022	157,288	88,975
Pennsylvania	—	—	15,518	14,652
Texas	720	382	—	—

All States	10,406	4,404	172,806	103,627

          As of December 31, 2004, the Company had total gross and net developed and undeveloped oil and gas leasehold acres in the Bohai Bay, China as set forth below.

Bohai Bay Acreage:

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Block 04/36	22,486	2,006	431,514	78,536
Block 05/36	—	—	233,300	34,995

Total Bohai Acreage	22,486	2,006	664,814	113,531

Drilling Activities

          For each of the three fiscal years ended December 31, 2004, 2003 and 2002, the number of gross and net wells drilled by the Company was as follows:

Wyoming – Green River Basin

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	34.00	14.48	24.00	6.88	16.00	5.50
Dry	0.00	0.00	0.00	0.00	0.00	0.00

Total	34.00	14.48	24.00	6.88	16.00	5.50

     At year end there were 4 gross (1.08 net) additional development wells that were either drilling or had drilling operations suspended over winter.

Exploratory Wells
Productive	32.00	14.00	24.00	9.86	10.00	5.22
Dry	0.00	0.00	1.00	0.32	0.00	0.00

Total	32.00	14.00	25.00	10.18	10.00	5.22

          At year end there were 14 gross (7.43 net) additional exploratory wells that were either drilling or had drilling operations suspended over winter.

Texas

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	0.00	0.00	0.00	0.00	0.00	0.00
Dry	1.00	0.73	0.00	0.00	1.00	0.15

Total	1.00	0.73	0.00	0.00	1.00	0.15

China – Bohai Bay

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	36.0	3.21	0.00	0.00	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00

Total	36.0	3.21	0.00	0.00	0.00	0.00

Exploratory Wells
Productive and Successful Appraisal*	0.00	0.00	6.00	1.03	4.00	0.70
Dry	1.00	0.18	4.00	0.66	1.00	0.18

Total	1.00	0.18	10.00	1.69	5.00	0.88

*	A successful appraisal well is a well that is drilled into a formation shown to be productive of oil or gas by an earlier well for the purpose of obtaining more information about the reservoir.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The common shares of the Company have been listed and posted for trading on the American Stock Exchange (“AMEX”) since January 17, 2001 under the symbol “UPL” and were traded on the Toronto Stock Exchange (“TSE”) from September 30, 1998 to March 31, 2004 under the symbol “UP”. The following table sets forth the high and low closing sales prices on the AMEX and TSE for 2004 and 2003 as reported by each exchange, respectively.

AMERICAN STOCK EXCHANGE (US$)

2004	High	Low
First Quarter	$30.08	$22.20
Second Quarter	$37.77	$29.46
Third Quarter	$50.09	$36.95
Fourth Quarter	$54.86	$46.51

TORONTO STOCK EXCHANGE (CDN$)

2004	High	Low
First Quarter	$40.25	$29.66
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

AMERICAN STOCK EXCHANGE (US$)

2003	High	Low
First Quarter	$10.24	$8.60
Second Quarter	$12.91	$8.45
Third Quarter	$14.80	$11.50
Fourth Quarter	$25.45	$14.05

TORONTO STOCK EXCHANGE (CDN$)

2003	High	Low
First Quarter	$15.66	$12.61
Second Quarter	$17.41	$12.42
Third Quarter	$20.18	$15.90
Fourth Quarter	$33.36	$18.94

     On February 28, 2005, the last reported sale price of the common stock on the AMEX was $56.35 per share. As of February 28, 2005 there were approximately 415 holders of record of the common stock.

     The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common stock in the near future. The Company intends to retain its cash flow from operations for the future operation and development of its business. In addition, the Company’s current credit facility prohibits payment of dividends on its common stock.

Item 6. Selected Financial Data
.

     The selected consolidated financial information presented below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(in thousands, except per share data)
Statement of Operations Data
Revenues:
Natural gas sales	$224,208	$114,841	$38,503	$38,204	$19,399
Oil sales	33,829	6,740	3,839	2,997	1,604
Interest and other	91	37	23	393	171

Total revenues	258,128	121,618	42,365	41,594	21,174

Expenses:
Production expenses and taxes	49,860	25,224	11,411	9,023	4,241
Depreciation, depletion and amortization	30,249	16,216	9,712	6,687	3,163
General and administrative	6,152	5,733	4,199	3,894	2,828
Stock compensation	924	1,018	1,211	337	250
Interest	3,783	2,851	2,691	1,687	802

Total expenses	90,968	51,042	29,224	21,628	11,284

Income from continuing operations before income taxes	167,160	70,576	13,141	19,966	9,890
Income tax provision – deferred	58,010	25,254	5,059	2,087	—

Net income	$109,150	$45,323	$8,082	$17,879	$9,890

Basic income per common share	$1.46	$0.61	$0.11	$0.25	$0.17
Diluted income per common share	$1.35	$0.58	$0.10	$0.24	$0.17

Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$175,343	$90,051	$21,490	$34,136	$9,046
Investing activities	(165,014)	(103,622)	(64,360)	(59,862)	(24,541)
Financing activities	4,770	13,988	42,908	25,961	16,236

Balance Sheet Data
Cash and cash equivalents	$16,933	$1,834	$1,418	$1,379	$1,144
Working capital (deficit)	(9,969)	(22,057)	(4,415)	(6,635)	241
Oil and gas properties	474,634	307,864	207,362	155,221	59,729
Total assets	537,186	345,770	221,874	167,583	73,177
Total long-term debt	198,098	104,120	89,859	48,885	24,731
Deferred income taxes	85,035	33,446	10,033	4,974	—
Total shareholders’ equity	267,992	149,453	104,067	95,320	35,694

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

     The Company currently generates the majority of its revenue, earnings and cash flow from the production and sales of natural gas and oil from its property in southwestern Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2001-2004 have ranged from $2.33 to $5.13 per Mcf. This volatility could be very detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into forward sales and derivative contracts for gas in southwest Wyoming. The average realization for the Company’s gas during calendar 2004 was $5.13 per Mcf, basis Opal, Wyoming, including the effect of hedges. For the quarter ended December 31, 2004, the average realization for the Company’s gas was $5.70 per Mcf, basis Opal, Wyoming, including the effect of hedges.

     On July 18, 2004 the Company initiated production at the first two fields of the nine fields discovered on its oil properties offshore Bohai Bay, China. Production from these fields is characterized as a Heavy, Sweet Crude. The Company sold its first cargos of oil in September 2004. At that time, the price of oil in east Asia became much more relevant to the Company. During the twelve-month period ended December 31, 2004, the Company sold 593,332 barrels of its Chinese oil production at a price based on the official ICP posting for Duri field crude, less a discount for location and quality differences. These sales were made to an affiliate of CNOOC, Ltd., the Company’s Chinese partner, at an average price of $32.31 USD per barrel. For the quarter ended December 31, 2004, the Company sold 288,818 barrels of its Chinese crude for an average price of $27.66. There can and will be differences in timing between the sale of the Company’s crude oil cargos and the Company’s pro-rata share of production. As of February 28, 2005, the Duri price was approximately $39.04 USD (before discount) per barrel.

     The Company expects to sell at least one cargo of its Chinese crude oil production approximately every two months during 2005. The Company has the right to export and sell its crude at market prices into the international markets, and is evaluating options to do so in the future. Other markets for the Company’s Chinese oil may be potentially developed in South Korea, Japan, Singapore or other countries.

     The Company has grown its natural gas and oil production significantly over the past four years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oil fields in China. The Company delivered 74.5% production growth on an Mcfe basis during the quarter ended December 31, 2004 as compared to the same quarter in 2003 and 70.7% for the year-ended December 31, 2004 compared to the same period in 2003. Management expects to deliver additional production growth during 2005 by drilling and bringing into production additional wells in Wyoming and bringing into production the next two fields in China.

	2001	2002	2003	2004
Production — Bcfe	12.2	17.4	28.9	49.3

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

     Oil and Gas Reserves. The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are currently made annually by independent petroleum engineers and reviewed by the Company’s engineers. The reserves are periodically reviewed and revised, either upward or downward, if warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Estimates of proved crude oil and natural gas reserves significantly affect the Company’s depreciation, depletion and amortization (“DD&A”) expense. For example, if estimates of proved reserves decline, the Company’s DD&A rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also result in a full cost ceiling writedown (see discussion below).

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

     Full Cost Method of Accounting. The Company uses the “full cost method” of accounting for its oil and gas operations. Separate cost centers are maintained for each country in which the Company incurs costs. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. Effective with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” the carrying amount of oil and gas properties includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. The sum of net capitalized costs and estimated future development costs of oil and gas properties for each full cost center are depleted using the units-of-production method. Changes in estimates of reserves, future development costs or asset retirement obligations are accounted for prospectively in our depletion calculation.

     Investments in unproved properties are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized in the appropriate full cost pool.

     Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. For purposes of the full cost ceiling calculation, future cash outflows associated with settling asset retirement obligations that have been accrued on the Company’s balance sheet are excluded from the computation of the present value of estimated future net revenues. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash writedown is required. A ceiling test impairment can give the Company a significant loss for a particular period; however, future depletion, depreciation and amoritization expense would be reduced.

     The Company did not have any writedowns related to the full cost ceiling limitation in 2004, 2003 or 2002. As of December 31, 2004, the ceiling limitation exceeded the carrying value of the Company’s oil and gas properties by approximately $1.3 billion in the U.S. and $110 million in China. Estimates of discounted future net cash flows at December 31, 2004 were based on average natural gas prices of approximately $5.54 per MCF in the U.S. and on average liquids prices of approximately $42.80 per barrel in the U.S. In China, estimates of discounted future net cash flows on crude oil were based on a net realized price of $29.46 per barrel. A reduction in oil and gas prices and/or estimated quantities of oil and gas reserves would reduce the ceiling limitation in the U.S. and could result in a ceiling test writedown.

     Asset Retirement Obligation. The Company’s asset retirement obligations (“ARO”) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and gas properties. SFAS No. 143 requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates, and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A.

     Entitlements Method of Accounting for Oil and Gas Sales. The Company generally sells natural gas, condensate and crude oil under both long-term and short-term agreements at prevailing market prices. The Company recognizes revenues when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured. The Company accounts for oil and gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. The Company records a receivable or a liability to the extent it receives less or more than its share of the volumes and related revenue. Under the alternative “sales method” of accounting for oil and gas sales, revenue would be recorded based on volumes taken by the Company or allocated to it by third parties, regardless of whether such volumes are more or less than its ownership share of volumes produced. Reserve estimates would be adjusted to reflect any over-produced or under-produced positions. Receivables or payables would be recognized on a company’s balance sheet only to the extent that remaining reserves are not sufficient to satisfy volumes over- or under-produced.

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

     To assess the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize its U.S. net deferred tax asset at December 31, 2004, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforwards in 2005 to 2024. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     Commodity Derivative Instruments and Hedging Activities. The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, which are generally placed with major financial institutions or with counter-parties of high credit quality that it believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices the Company receives. Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as cash flow hedges.

     Legal, Environmental and Other Contingencies. A provision for legal, environmental and other contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes the subjective judgment of management. In many cases, management’s judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. The Company’s management closely monitors known and potential legal, environmental and other contingencies and periodically determines when the Company should record losses for these items based on information available to the Company.

Results of Operations – Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Oil and gas revenues increased to $258.0 million for the year ended December 31, 2004 from $121.6 million for the same period in 2003. This increase was attributable to an increase in both the Company’s production and prices received for that production. During this period the Company’s production increased to 43.7 Bcf of gas and 349.7 thousand barrels of condensate in Wyoming and 593.3 thousand barrels of crude oil in China, up from 27.6 Bcf of gas and 211.6 thousand barrels of condensate in Wyoming. This 71% increase on a Mcfe basis was attributable to the Company’s successful drilling activities during 2004 and 2003 in Wyoming and initiation of production in China. During the year ended December 31, 2004 the average product prices were $5.13 per Mcf and $41.92 per barrel of condensate in Wyoming and $32.31 per barrel for crude oil in China, compared to $4.16 per Mcf and $31.86 per barrel in Wyoming for the same period in 2003.

     In Wyoming, direct lease operating (LOE) costs increased to $6.3 million in 2004 from $3.6 million in 2003 due to sharply higher production. On a unit of production basis, LOE costs were $0.14 per Mcfe in 2004, as compared to $0.13 per Mcfe in 2003. Production taxes in 2004 were $28.2 million, compared to $13.8 million in 2003, or $0.57 per Mcfe in 2004, compared to $0.48 per Mcfe in 2003. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased the cost on a per unit basis. Gathering fees for the period increased to $13.1 million in 2004 from $7.8 million in 2003, attributable to higher production volumes.

     In Wyoming, depletion, depreciation and amortization (“DD&A”) expenses increased to $27.4 million during the year ended December 31, 2004 from $16.2 million for the same period in 2003, attributable to increased production volumes and higher depletion rate, attributable to forecasted increased future development costs. On a unit basis, DD&A increased to $0.60 per Mcfe in 2004 from $0.56 per Mcfe in 2003.

     In China, production costs were $2.3 million in 2004, or $0.64 per Mcfe or $3.85 per BOE. DD&A was $2.9 million or $0.82 per Mcfe or $4.89 per BOE in 2004. Production in China started during July 2004.

     Interest expense for the period increased to $3.8 million in 2004 from $2.8 million in 2003. This increase was attributable to the increase in borrowings under the senior credit facility combined with increasing interest rates.

     Deferred income tax expense for the period increased to $58.0 million in 2004 from $25.3 million in 2003. This increase was attributable to an increase in net income from continuing operations. Deferred income taxes were booked at the rate of 34.7% as compared to a rate of 35.8% in 2003. The Company was not liable for current payment of any material amount of income taxes for the period ending December 31, 2004.

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

     Production costs increased to $3.6 million in 2003 from $2.4 million in 2002 primarily due to increased production. On a unit of production basis, costs were $0.13 per Mcfe in 2003, as compared to $0.14 per Mcfe in 2002. Production taxes in 2003 were $13.8 million, compared to $4.1 million in 2002, or $0.48 per Mcfe in 2003, compared to $0.24 per Mcfe in 2002. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased the cost on a per unit basis. Gathering fees for the period increased to $7.8 million in 2003 from $4.9 million in 2002, attributable to higher production volumes.

     Depletion, depreciation and amortization (“DD&A”) expenses increased to $16.2 million during the year ended December 31, 2003 from $9.7 million for the same period in 2002, also attributable to increased production volumes. On a unit basis, DD&A remained flat at $0.56 per Mcfe in 2003.

     Interest expense for the period increased to $2.8 million in 2003 from $2.7 million in 2002. This increase was attributable to the increase in borrowings under the senior credit facility which was partially offset by lower interest rates.

     Deferred income tax expense for the period increased to $25.3 million in 2003 from $5.1 million in 2002. This increase was attributable to an increase in net income from continuing operations. Deferred income taxes were booked at the rate of 35.8% as compared to a rate of 38.5% in 2002. The Company was not liable for current payment of any material amount of income taxes for the period ending December 31, 2003.

     At year-end 2003, the Company had an inventory account of $13.6 million as compared to $0.0 at year-end 2002. This inventory is tubular materials related to the purchase of pipe for the Company’s operated drilling program in Wyoming. In previous years the Company did not purchase tubular materials prior to when they would be used.

Liquidity and Capital Resources

     In the year-ended December 31, 2004, the Company relied on cash provided by operations and borrowings under its senior credit facility to finance its capital expenditures. The Company participated in the drilling of 84 wells in Wyoming and continued to participate in the development process in the China blocks, including the ongoing drilling of development wells. Due to this continued development in China, the Company saw first production from these properties in July 2004. For the year-ended December 31, 2004 net capital expenditures were $174.1 million. At December 31, 2004, the Company reported a cash position of $16.9 million compared to $1.8 million at December 31, 2003. Working capital deficit at December 31, 2004 was $(10.0) million as compared to $(22.1) million at December 31, 2003. As of December 31, 2004, the Company had incurred bank indebtedness of $102.0 million and other long-term obligations of $9.3 million comprised of items payable in more than one year, primarily related to production taxes.

     The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2005, which are currently projected to be $290.0 million. Of the $290.0 million budget, the Company plans to spend approximately $263.0 million of its 2005 budget in Wyoming and approximately $20.0 million in China with the balance allocated to evaluating other areas. With the $263.0 million for Wyoming, the Company plans to drill or participate in an estimated 100 gross wells in 2005, of which approximately 30% will be for exploration wells and the remaining will be for development wells. Of the $20.0 million budgeted for China, approximately 14% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2005.

     The Company (through its subsidiary) participates in a long-term credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $500 million and an aggregate borrowing base of $400 million and a commitment amount of $200 million at November 1, 2004. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At December 31, 2004, the Company had $102 million outstanding and $98 million unused and available under the current committed amount.

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

     The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of December 31, 2004, the Company was in compliance with required ratios of the bank facility.

     The debt outstanding under the credit facility is secured by a majority of the Company’s proved domestic oil and gas properties.

     During the year ended December 31, 2004, net cash provided by operating activities was $175.3 million as compared to $90.1 million for the year ended December 31, 2003. The increase in cash provided by operating activities was primarily attributable to the increase in earnings, DD&A and deferred taxes, all attributable to higher production levels.

     During the year ended December 31, 2004, cash used in investing activities was $165.0 million as compared to $103.6 million for the year ended December 31, 2003. The change is primarily attributable to increased activity for drilling and completion operations in Wyoming. The $173.1 million used in oil and gas property expenditures consists of $195.6 million incurred for drilling and completion activities in 2004, offset by $(22.5) million attributable to capital expenditures incurred but not yet paid.

     During the year ended December 31, 2004, cash provided by financing activities was $4.8 million as compared to $14.0 million for the year ended December 31, 2003. The change is primarily attributable to drawing down additional debt under the senior credit facility and proceeds of employee stock option exercises.

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2004:

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$102,000,000	$—	$—	$102,000,000	$—
Operating leases	330,040	198,020	132,020	—	—
Office space lease	824,083	245,493	578,590	—	—

Total contractual obligations	$103,154,123	$443,513	$710,610	$102,000,000	$—

     As of December 31, 2004 the Company had committed to drilling obligations in progress that will continue into 2005.

     The Company’s senior credit facility with its group of banks matures on May 1, 2008. Unless the facility is extended or a new facility put into place, the full amount drawn under the facility would become due and payable at that time. The Company believes that it will be able to extend or renew the facility or one substantially similar to the existing facility prior to May 1, 2008.

     On October 16, 2003 the operator of the Company’s properties in China, Kerr-McGee (“Operator”), signed a 15 year contract, which provides for up to an additional 10 years, to lease the FPSO. The Company ratified the contract for its net share which is 8.92%. The FPSO service agreement calls for a day rate lease payment and a sliding scale per barrel processing fee that decreases based on cumulative barrels processed. The lease contains a cancellation fee for the Company based on a sliding time-scale (cancellation fee decreases with time) which as of December 31, 2004 was $3.87 million net to the Company’s 8.92% interest. The Company considers it very unlikely that a lease cancellation situation will occur. Due to the terms of the lease, the Company cannot estimate with any degree of accuracy the costs it may incur during the life of the lease. The Company’s net share for the costs of the FPSO in 2004 was approximately $1.3 million.

     In May 2003 the Company amended its prior office lease in Englewood, Colorado, which it has committed to through June 2008. The Company’s total remaining commitment of this lease is $702,441. In December 2003, the Company signed a lease for office space in Houston, Texas, which it has committed to through April 2007 for a total remaining commitment of $121,643. The total remaining commitment for both offices is $824,083.

     Additionally, in maintaining its acreage base that is not held by production, the Company incurs certain expenses including delay rental costs. From year to year, the Company’s acreage base varies, sometimes dramatically, rendering it impossible to forecast with any accuracy what the amount of these holding expenses will be. In 2004, total holding costs for all of the Company’s leases not held by production were $109,250.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $4.64 per Mcf to a monthly high of $6.15 per Mcf during 2004. Realized natural gas prices are derived from the financial statements which include the effects of hedging and gas balancing.

     The Company uses derivative instruments as one way to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its production. The purpose of the swaps is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. The derivatives reduce the Company’s exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes. The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of the changes in fair value as specified in SFAS No. 133 is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For all other derivatives, changes in fair value are recognized in earnings as income or expense. At December 31, 2004 the Company had a current derivative liability of $3,739,406, which is included in current liabilities in our balance sheet. The Company designates these derivatives as cash flow hedges.

     During 2004, the Company made payments on financially settled swaps to counterparties totaling $8,493,300 as its net cost from hedging activities. This total includes $1,383,300 for the first quarter of 2004, $1,870,725 for the second quarter of 2004, $1,988,700 for the third quarter of 2004, and $3,250,575 for the fourth quarter of 2004.

     At December 31, 2004, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production (all prices southwest Wyoming basis). (The Company’s gas contains approximately 1.06 MMBtu per Mcf upon delivery at the sales point.)

	Contract	Volume-	Average	Unrealized gain
Type	Period	MMBTU / day	Price / MMbtu	(loss) at 12/31/04*
Swap	Jan 2005-Jan 2006	10,000	$4.42	$4,057,004

*	Unrealized losses are not adjusted for income tax effect.

     The Company also utilizes fixed price forward gas sales at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following physical delivery contracts in place at December 31, 2004. (The Company’s average net interest in physical gas sales is approximately 80%.)

Contract	Volume -	Average
Period	MMBTU / day	Price / MMbtu
Calendar 2005	70,000	$5.03
Apr-Oct 2005	10,000	$6.03
Calendar 2006	25,000	$4.58

     Subsequent to December 31, 2004 and through March 2, 2005, the Company has entered into additional contracts for fixed price physical delivery of gas during Calendar 2006 for an additional 25,000 MMBTU/day at an average price of $6.015 per MMBTU.

     As of March 2, 2005, the Company’s fixed price forward gas sales contracts represented net volumes equal to approximately 45% of the Company’s currently forecasted production for Calendar 2005 and 19% for Calendar 2006.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for the preparation and integrity of all information contained in this Annual Report. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements include amounts that are management’s best estimates and judgments.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework (in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Michael D. Watford
Chief Executive Officer

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ultra Petroleum Corp.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Ultra Petroleum Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ultra Petroleum Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ultra Petroleum Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and retained earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Ultra Petroleum Corp.

We have audited the consolidated balance sheets of Ultra Petroleum Corp. and subsidiaries as of December 31, 2004 and 2003, and the consolidated statements of operations and retained earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultra Petroleum Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in accordance with U.S. generally accepted accounting principles.

As explained in Note 1 to the Financial Statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ultra Petroleum Corp. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG, LLP
Denver, Colorado
March 15, 2005

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)
	December 31,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$16,932,661	$1,834,112
Restricted cash	211,961	210,669
Accounts receivable	35,749,287	19,348,861
Deferred tax asset	1,327,489	—
Inventory	5,180,024	13,589,270
Prepaid drilling costs and other current assets	1,725,843	1,711,737

Total current assets	61,127,265	36,694,649

Oil and gas properties, using the full cost method of accounting
Proved	385,794,926	211,288,957
Unproved	88,839,460	96,574,765

Capital assets	1,424,367	1,212,006

TOTAL ASSETS	$537,186,018	$345,770,377

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$14,238,836	$23,353,323
Fair value of derivative instruments	3,739,406	4,781,068
Capital cost accrual	53,118,385	30,616,912

Total current liabilities	71,096,627	58,751,303

Long-term debt	102,000,000	99,000,000

Deferred income tax liability	86,362,741	33,446,131

Other long-term obligations	9,734,904	5,120,213

Shareholders’ equity:
Common stock — no par value: authorized — unlimited; issued and outstanding — 75,527,468	106,513,852	97,448,221
Treasury stock	(1,193,650)	(1,193,650)
Other comprehensive loss	(2,616,767)	(2,940,357)
Retained earnings	165,288,311	56,138,516

Total shareholders’ equity	267,991,746	149,452,730

Commitments and contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,186,018	$345,770,377

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

, Director	, Director

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Expressed in U.S. Dollars)	Year Ended December 31,
	2004	2003	2002
REVENUES:
Natural gas sales	$224,207,694	$114,840,558	$38,502,971
Oil sales	33,829,655	6,740,539	3,839,421

	258,037,349	121,581,097	42,342,392

EXPENSES:
Production expenses and taxes	49,860,185	25,223,679	11,410,868
Depletion and depreciation	30,249,061	16,215,714	9,712,111
General and administrative	6,152,097	5,733,147	4,199,104
General and administrative, stock compensation	923,623	1,018,220	1,211,165

	87,184,966	48,190,760	26,533,248

OPERATING INCOME	170,852,383	73,390,337	15,809,144

OTHER INCOME (EXPENSE):
Interest income	90,760	36,889	23,151
Interest expense	(3,783,070)	(2,850,916)	(2,691,608)

	(3,692,310)	(2,814,027)	(2,668,457)

INCOME BEFORE INCOME TAXES	167,160,073	70,576,310	13,140,687

Income tax provision	58,010,278	25,253,671	5,059,166

NET INCOME	109,149,795	45,322,639	8,081,521

RETAINED EARNINGS, beginning of year	56,138,516	10,815,877	2,734,356

RETAINED EARNINGS, end of year	$165,288,311	$56,138,516	$10,815,877

NET INCOME PER COMMON SHARE – BASIC	$1.46	$0.61	$0.11

NET INCOME PER COMMON SHARE – DILUTED	$1.35	$0.58	$0.10

Weighted average common shares
outstanding – basic	75,000,333	74,231,553	73,770,841

Weighted average common shares
outstanding — diluted	80,735,267	78,651,439	77,605,018

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other		Total
	Shares	Common	Retained	Comprehensive	Treasury	Shareholders'
	Issued	Stock	Earnings	Income (Loss)	Stock	Equity
Balances at December 31, 2001	73,318,418	$92,585,148	$2,734,356	$—	$—	$95,319,504
Stock options exercised	617,750	1,101,674	—	—	—	1,101,674
Employee stock plan grants	183,000	1,299,765	—	—	—	1,299,765
Fair value of non-employee stock option grants	—	112,103	—	—	—	112,103
Purchase of 132,500 shares of treasury stock	(132,500)	—	—	—	(1,193,650)	(1,193,650)
Comprehensive earnings:
Net earnings	—	—	8,081,521	—	—	8,081,521
Change in derivative instrument fair value	—	—	—	(653,875)	—	(653,875)
Total comprehensive earnings						7,427,646

Balances at December 31, 2002	73,986,668	95,098,690	10,815,877	(653,875)	(1,193,650)	104,067,042
Stock options exercised	443,000	988,247	—	—	—	988,247
Employee stock plan grants	118,000	1,148,630	—	—	—	1,148,630
Fair value of non-employee stock option grants	—	212,654	—	—	—	212,654
Comprehensive earnings:
Net earnings	—	—	45,322,639	—	—	45,322,639
Change in derivative instrument fair value	—	—	—	(2,286,482)	—	(2,286,482)
Total comprehensive earnings						43,036,157

Balances at December 31, 2003	74,547,668	97,448,221	56,138,516	(2,940,357)	(1,193,650)	149,452,730
Stock options exercised	553,300	1,770,099	—	—	—	1,770,099
Employee stock plan grants	16,500	560,175	—	—	—	560,175
Fair value of non-employee stock option grants	—	100,550	—	—	—	100,550
Tax benefit of stock options exercised	—	6,634,807	—	—	—	6,634,807
Comprehensive earnings:
Net earnings	—	—	109,149,795	—	—	109,149,795
Change in derivative instrument fair value	—	—	—	323,590	—	323,590
Total comprehensive earnings						109,473,385

Balances at December 31, 2004	75,117,468	$106,513,852	$165,288,311	$(2,616,767)	$(1,193,650)	$267,991,746

     See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income for the year	$109,149,795	$45,322,639	$8,081,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	30,249,061	16,215,714	9,712,111
Deferred income taxes	57,748,452	25,253,671	5,059,166
Stock compensation	923,623	1,018,220	1,211,165
Net changes in working capital:
Restricted cash	(1,292)	(1,363)	(2,127)
Accounts receivable	(16,400,426)	(7,950,378)	(4,039,741)
Inventory	(275,424)	—	—
Prepaid expenses and other current assets	(14,106)	(1,237,458)	1,695,459
Accounts payable and accrued liabilities	(10,169,082)	10,168,164	1,799,538
Other long-term obligations	3,870,179	1,261,403	(2,026,604)
Taxation payable	261,826	—	—

Net cash provided by operating activities	175,342,606	90,050,612	21,490,488

Cash flows from investing activities:
Oil and gas property expenditures	(195,598,484)	(115,837,250)	(61,257,518)
Change in capital costs accrual	22,501,473	26,541,083	(2,288,540)
Inventory	9,037,557	(13,589,270)	—
Purchase of capital assets	(954,702)	(737,021)	(814,205)

Net cash used in investing activities	(165,014,156)	(103,622,458)	(64,360,263)

Cash flows from financing activities:
Borrowings of long-term debt, gross	44,000,000	43,000,000	43,000,000
Payments on long-term debt, gross	(41,000,000)	(30,000,000)	—
Proceeds from issuance of common stock	1,770,099	988,247	1,101,674
Repurchase of common stock	—	—	(1,193,650)

Net cash provided by financing activities	4,770,099	13,988,247	42,908,024

Net increase in cash and cash equivalents	15,098,549	416,401	38,249

Cash and cash equivalents, beginning of year	1,834,112	1,417,711	1,379,462

Cash and cash equivalents, end of year	$16,932,661	$1,834,112	$1,417,711

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest	$3,783,070	$2,850,916	$2,691,608
Income taxes	$153,905	$—	$—

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars unless otherwise noted)
Years ended December 31, 2004, 2003 and 2002

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

(f) Oil and gas properties: The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (SEC). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

     The sum of net capitalized costs and estimated future development costs of oil and gas properties are amortized using the unit-of-production method based on the proven reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units based on relative energy content. Operating fees received related to the properties in which the Company owns an interest are netted against expenses. Fees received in excess of costs incurred are recorded as a reduction to the full cost pool. Effective with the adoption of SFAS 143 asset retirement obligations are included in the base costs for calculating depletion.

     Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (DD&A) pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, generally using prices in effect at the end of the period held flat for the life of production excluding the estimated abandonment cost for properties with asset retirement obligations recorded on the balance sheet and including the effect of derivative contracts that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development. The effect of implementing SFAS 143 has no effect on the ceiling test calculation as the future cash outflows associated with settling asset retirement obligations are excluded from this calculation.

(g) Inventories: Crude oil products and merchandise inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Inventory at December 31, 2004 includes depletion and lease operating expenses of $628,311, associated with the Company’s crude oil production in China.

(h) Derivative transactions: The Company has entered into commodity price risk management transactions to manage its exposure to gas price volatility. These transactions are in the form of price swaps with financial institutions and other credit worthy counterparties. These transactions have been designated by the Company as cash flow hedges. As such, unrealized gains and losses related to the change in fair market value of the derivative contracts are recorded in other comprehensive income in the balance sheet to the extent the hedges are effective.

(i) Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Earnings per share: Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

     The following table provides a reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Net income	$109,149,795	$45,322,639	$8,081,521

Weighted average common shares outstanding during the period	74,867,833	74,231,553	73,770,841
Effect of dilutive instruments	5,734,934	4,419,886	3,834,177

Weighted average common shares outstanding during the period including the effects of dilutive instruments	80,602,767	78,651,439	77,605,018
Basic earnings per share	$1.46	$0.61	$0.11

Diluted earnings per share	$1.35	$0.58	$0.10

Number of shares not included in dilutive earnings per share that would have been antidilutive because the exercise price was greater than the average market price of the common shares	—	13,630	130,570

(k) Use of estimates: Preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) Reclassifications: Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year financial statement presentation.

(m) Accounting for stock-based compensation: SFAS No. 123 defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS No. 123 allows for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), provided that pro forma results of operations are disclosed for those options granted. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts:

	For the Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$109,149,795	$45,322,639	$8,081,521
Employee stock grants	923,623	1,018,220	1,211,165
Deduct stock-based compensation under SFAS 123	(17,714,486)	(1,522,968)	(2,913,531)

Pro forma	$92,358,932	$44,817,891	$6,379,155

Net income per common share:
Basic:
As reported	$1.46	$0.61	$0.11
Pro forma	$1.23	$0.59	$0.07

Diluted:
As reported	$1.35	$0.58	$0.10
Pro forma	$1.15	$0.56	$0.07

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: at December 31, 2004, expected volatility of 38.4% and a risk free rate of 3.713% at December 31, 2003, expected volatility of 25.0% and a risk free rate of 4.35% and at December 31, 2002, expected volatility of 30.0% and a risk free rate of 4.85%. At December 31, 2004 options have expected lives of 6.5 years, and at December 31, 2003 and 2002 options had expected lives of ten years.

(n) Revenue Recognition. Natural gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products soon after production at various locations at which time title and risk of loss pass to the buyer. Gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2004 and 2003, the Company had net gas imbalance receivables of $2 million in both years.

     Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title is transferred.

(o) Impact of recently issued accounting pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective as of July 1, 2005, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. Beginning after July 1, 2005 the Company will begin expensing share based compensation. All outstanding awards issued prior to this date will have fully vested.

2. ASSET RETIREMENT OBLIGATIONS:

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has recorded a liability of $744,512 ($321,506 U.S and $423,006 China) to account for future obligations associated with its assets in both the United States and China.

3. OIL AND GAS PROPERTIES:

	December 31,	December 31,
	2004	2003

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs – Domestic	$429,597,822	$249,784,562
Acquisition, equipment, exploration, drilling and environmental costs – China	24,552,316	—
Less accumulated depletion, depreciation and amortization – Domestic	(65,099,325)	(38,495,605)
Less accumulated depletion, depreciation and amortization – China	(3,255,887)	—

	385,794,926	211,288,957

Unproven Properties:
Acquisition and exploration costs – Domestic	16,910,010	15,604,521
Acquisition and exploration costs – China	71,929,450	80,970,244

	$474,634,386	$307,863,722

	Domestic	China
Expenditure on Unproven Properties for years ended December 31:
2004	$1,305,489	$7,719,299
2003	1,285,537	8,862,000
2002	2,066,842	8,920,000
Prior	12,252,142	46,428,151

Total	$16,910,010	$71,929,450

4. CAPITAL ASSETS:

		December 31, 2004
	December 31, 2004	Accumulated	December 31, 2004	December 31, 2003
	Cost	Depreciation	Net Book Value	Net Book Value

Computer equipment	$808,812	$587,551	$221,261	$188,376
Office equipment	261,832	173,493	88,339	78,227
Field equipment	608,103	278,839	329,264	115,641
Other	2,032,917	1,247,415	785,502	829,762

	$3,711,664	$2,287,298	$1,424,367	$1,212,006

5. LONG-TERM LIABILITIES:

	December 31, 2004	December 31, 2003

Bank indebtedness	$102,000,000	$99,000,000
Other long-term obligations	9,734,904	5,120,213

	$111,734,904	$104,120,213

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by Bank One N.A. The agreement specifies a maximum loan amount of $500 million and an aggregate borrowing base of $400 million and a commitment amount of $200 million at November 1, 2004. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At December 31, 2004, the Company had $102 million outstanding and $98 million unused and available under the current committed amount.

     The credit facility matures on May 1, 2008. The note bears interest at either the bank’s prime rate plus a margin of one-quarter of one percent (0.25%) to seven-eighths of one percent (0.875%) based on the percentage of available credit drawn or at LIBOR plus a margin of one and one-quarter percent (1.25%) to one and seven-eighths of one percent (1.875%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.30% to 0.50%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount. In 2004 the Company’s total commitment fee was $374,096, $249,788 in 2003 and $13,791 in 2002.

     The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of December 31, 2004, the Company was in compliance with required ratios of the bank facility.

     The debt outstanding under the credit facility is secured by a majority of the Company’s proved domestic oil and gas properties.

Other long-term obligations: These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of the fair value estimate of our hedging liability and our asset retirement obligations mentioned in Note 2.

6. STOCK BASED COMPENSATION:

     The Company’s Stock Incentive Plans are administered by the board of directors (the “Plan Administrator”). The Plan Administrator may make awards of stock options to employees, directors, officers and consultants of the Company as long as the aggregate number of common shares issuable to any one person pursuant to incentives does not exceed 5% of the number of common shares outstanding at the time of the award. In addition, no participant may receive during any fiscal year of the Company’s awards of incentives covering an aggregate of more than 500,000 common shares. The Plan Administrator determines the vesting requirements and any vesting restrictions or forfeitures in certain circumstances. Incentives may not have an exercise period longer than 10 years. The exercise price of the stock may not be less than the fair market value of the common shares at the time of award, where “fair market value” means the weighted average trading price of the common shares for the five trading days preceding the date of the award. The following table summarizes the changes in stock options for the three-year period ended December 31, 2004:

	Number of	Weighted Average
	Options	Exercise Price (US$)
Balance, December 31, 2001	5,431,000	$0.51 to $ 5.23

Granted	748,500	$7.82 to $ 8.86
Exercised	(617,750)	$0.64 to $ 5.23

Balance, December 31, 2002	5,561,750	$0.51 to $ 8.86

Granted	797,500	$9.66 to 14.21
Exercised	(443,000)	$0.64 to $ 8.86
Cancelled	(13,750)	$8.86 to $ 9.66

Balance, December 31, 2003	5,902,500	$0.51 to $14.21

Granted	1,002,500	$23.37 to $48.62
Exercised	(553,300)	$0.76 to $14.21

Balance, December 31, 2004	6,351,700	$0.51 to $48.62

     No compensation resulted from the granting of these options as all were granted at or above the market value of the common shares at the date of grant. Stock options granted to consultants have been assessed at fair value and capitalized to the full cost pool based on the nature of the services provided by the consultants. The Company’s stock options vest each quarter over a one-year period. At December 31, 2004, all stock options granted to date were fully vested.

     The following table summarizes information about the stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
Range of Exercise		Remaining	Exercise		Remaining	Exercise Price
Price ($US)	Number Outstanding	Contractual Life	Price ($US)	Number Exercisable	Contractual Life	($US)
$0.64-0.93	1,952,000	4.31	$0.86	1,952,000	4.31	$0.86
$0.51-2.65	716,400	5.35	$0.90	716,400	5.35	$0.90
$2.99-5.23	1,240,000	6.24	$3.95	1,240,000	6.24	$3.95
$7.82-8.86	678,500	7.36	$8.82	678,500	7.36	$8.82
$9.66-14.21	762,300	8.34	$9.96	762,300	8.34	$9.96
$23.37-48.62	1,002,500	9.33	$33.13	1,002,500	9.33	$33.13

7. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company uses derivative instruments as one way to manage its exposure to commodity prices. The Company has periodically entered into fixed-price to index-price swap agreements in order to hedge a portion of its production. The purpose of the swaps is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. The derivatives reduce the Company’s exposure on the hedged volumes to decreases in commodity prices and limit the benefit the Company might otherwise have received from any increases in commodity prices on the hedged volumes. The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of the changes in fair value as specified in SFAS No. 133 is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings as oil and gas revenue. For all other derivatives, changes in fair value are recognized in earnings as income or expense. At December 31, 2004 the Company had a current derivative liability of $3,739,406, which is included in current liabilities in its balance sheet. The Company designates these derivatives as cash flow hedges.

     During 2004, the Company made payments on financially settled swaps to counter-parties totaling $8,493,300 as its net cost from hedging activities. This total includes $1,383,300 for the first quarter of 2004, $1,870,725 for the second quarter of 2004, $1,988,700 for the third quarter of 2004, and $3,250,575 for the fourth quarter of 2004.

     At December 31, 2004, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production (all prices southwest Wyoming basis).

			Average	Unrealized loss at
Type	Contract Period	Volume-MMBTU / day	Price / MMbtu	12/31/04*
Swap	Jan 2005-Jan 2006	10,000	$4.42	$4,057,004

* Unrealized losses are not adjusted for income tax effect.

     The Company also utilizes fixed price forward gas sales at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following physical delivery contracts in place at December 31, 2004.

	Volume –	Average
Contract Period	MMBTU / day	Price / MMbtu
Calendar 2005	70,000	$5.03
Apr-Oct 2005	10,000	$6.03
Calendar 2006	25,000	$4.58

     Subsequent to December 31, 2004 and through March 2, 2005, the Company entered into additional contracts for fixed price physical delivery of gas during Calendar 2006 for an additional 25,000 MMBTU/day at an average price of $6.015 per MMBTU.

8. INCOME TAXES:

     Income (loss) before income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
United States	$153,553,816	$70,970,170	$13,846,884
Foreign	13,606,257	(393,860)	(706,197)

Total	$167,160,073	$70,576,310	$13,140,687

The consolidated income tax provision (benefit) is comprised of the following:
	Year Ended December 31,
	2004	2003	2002
Current:
U.S. federal & state	$261,826	—	—
Foreign	—	—	—
Deferred:
U.S. federal & state	53,144,257	25,253,671	5,059,166
Foreign	4,604,195	—	—

Total income tax provision (benefit)	$58,010,278	$25,253,671	$5,059,166

The income tax provision (benefit) differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2004	2003	2002
Income tax provision (benefit) computed at the U.S. statutory rate	$58,506,026	$24,701,708	$4,599,240
State income tax provision (benefit), net of federal benefit	159,628	455,557	456,497
Other, net	(655,376)	96,406	3,429

	$58,010,278	$25,253,671	$5,059,166

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

		Year Ended December 31,
		2004	2003
Deferred tax assets:
Current:
Unrecognized loss on derivative instruments		$1,327,489	—

Noncurrent deferred tax assets:
U.S. federal net operating loss carryforwards		5,845,351	9,090,091
Foreign net operating loss carryforwards		2,554,106	2,624,677
Unrecognized loss on derivative instruments		112,747	1,840,713
Other, net		1,009,305	843,929

		9,521,509	14,399,410
Valuation allowance		(2,554,106)	(2,624,677)

Net noncurrent deferred tax assets		6,967,403	11,774,733

Deferred tax liabilities:
Noncurrent :
Property and equipment		(93,330,144)	(45,220,864)

Net noncurrent deferred tax asset (liability)		($86,362,741)	($33,446,131)

     In assessing the realizability of the deferred tax assets, Management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the recognition of future taxable income during the periods in which the temporary differences are available. Among other items, management considers the reversal of deferred tax liabilities, projections of future taxable income and available tax planning strategies.

     As of December 31, 2004, the Company has U.S. federal regular tax net operating loss carryforwards (“NOL’s”) of approximately $16.7 million which are available to offset future U.S. taxable income. If not used, these carryforwards will expire between 2019 and 2021. The Company has not recorded any valuation allowance attributable to it’s U.S. NOL’s as management estimates that it is more likely than not that these assets will be fully utilized before they expire.

     The Company has Canadian non-capital tax loss carryforwards of approximately $7.3 million and $7.5 million as of December 31, 2004 and December 31, 2003 respectively. The benefit of the Canadian loss carryforwards can only be utilized to the extent the Company generates future taxable income in Canada. If not utilized, the $7.3 million Canadian loss carryforward will expire between 2005 and 2011.

     Since the Company currently has no income producing operations in Canada, management estimates that it is more likely than not that the Canadian loss carryforwards will not be utilized. A valuation allowance has been recorded at December 31, 2004 and December 31, 2003 attributable to this deferred tax asset.

     The Company uses derivative instruments designated as cash flow hedges as a method of managing its exposure to commodity price fluctuations. To the extent these hedges are effective, changes in the fair value of these derivative instruments are recorded in Other Comprehensive Income, net of income tax. A tax benefit attributable to unrecognized loss on derivative instruments of $1,440,236 and $1,840,713 has been allocated directly to Other Comprehensive Income as of December 31, 2004 and December 31, 2003 respectively.

9. EMPLOYEE BENEFITS:

     The Company sponsors a qualified tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its U.S. employees. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches the employee contributions up to 5% of employee compensation along with a profit sharing contribution of 8%. The plan operates on a calendar year basis and began in February 1998. The expense associated with the Company’s contribution was $396,684, $299,832 and $236,765 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. SEGMENT INFORMATION

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

	United States	China	Total
Year-ended December 31, 2004
Oil and gas sales	$238,866,913	$19,170,436	$258,037,349
Costs and Expenses:
Depletion and depreciation	27,346,061	2,903,000	30,249,061
Lease operating expenses	6,286,715	2,286,000	8,572,715
Production taxes	28,151,661	—	28,151,661
Gathering	13,135,809	—	13,135,809

Operating income	$163,946,667	$13,981,436	$177,928,103

General and administrative			7,075,720
Other expense			3,692,310

Income before income taxes and cumulative effect of change in accounting principle			$167,160,073

	United States	China	Total
Year-ended December 31, 2003
Oil and gas sales	$121,581,097	—	$121,581,097
Costs and Expenses:
Depletion and depreciation	16,215,714	—	16,215,714
Lease operating expenses	3,627,639	—	3,627,639
Production taxes	13,767,668	—	13,767,668
Gathering	7,828,372	—	7,828,372

Operating income	$80,141,704	$—	$80,141,704

General and administrative			6,751,367
Other expense			2,814,028

Income before income taxes and cumulative effect of change in accounting principle			$70,576,310

	United States	China	Total
Year-ended December 31, 2002
Oil and gas sales	$42,342,392	$—	$42,342,392

Costs and Expenses:
Depletion and depreciation	9,712,111	—	9,712,111
Lease operating expenses	2,356,986	—	2,356,986
Production taxes	4,116,012	—	4,116,012
Gathering	4,937,870	—	4,937,870

Operating income	$21,219,413	$—	21,219,413

General and administrative			5,410,269
Other expense			2,668,457

Income before income taxes and cumulative effect of change in accounting principle			$13,140,687

11.	DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

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

     As described in Note 1, had the Company expensed the fair value of options vested during the period, net income would have been reported as $92,358,232 for the year ended December 31, 2004, $43,799,671 for the year ended December 31, 2003 and $5,167,990 for the year ended December 31,2002.

     Recorded in other comprehensive loss in the equity section of the Company’s balance sheet is an offset of $2,616,767 to a liability that measures a future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with FASB No. 133 which addresses accounting impacts of derivative instruments.

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

12.	COMMITMENTS AND CONTINGENCIES:

     In May 2003 the Company amended its prior office lease in Englewood, Colorado, which it has committed to through June 2008. The Company’s total remaining commitment at December 31, 2004 on this lease is $702,441. In December 2003, the Company signed a lease for office space in Houston, Texas, which it has committed to through April 2007 for a total remaining commitment at December 31, 2004 of $121,643.

     On October 16, 2003 the operator of the Company’s properties in China, Kerr-McGee (“Operator”), signed a 15 year contract, which provides for up to an additional 10 years, to lease a floating production storage offloading unit (“FPSO”). The Company ratified the contract for its net share which is 8.92%. The FPSO service agreement calls for a day rate lease payment and a sliding scale per barrel processing fee that decreases based on cumulative barrels processed. The lease contains a cancellation fee based on a sliding time-scale (cancellation fee decreases with time), which as of December 31, 2004 was $3.87 million net to the Company’s 8.92% interest. The Company considers it very unlikely that a lease cancellation situation will occur. Due to the terms of the lease, the Company cannot estimate with any degree of accuracy the costs it may incur during the life of the lease. The Company’s net share for the costs of the FPSO in 2004 was approximately $1.3 million.

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

     The Company’s revenues are derived principally from uncollateralized sales to customers in the gas and oil industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company had two significant customers, BP Energy Company and Sempra Energy Trading, that accounted for 10% or more of the Company’s total gas and oil sales during 2004.

14.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

			Income
			Before
			Income	Income		Basic	Diluted
			Tax	Tax	Net	Earnings	Earnings
	Revenues	Expenses	Provision	Provision	Income	Per Share	Per Share

	(in thousands, except for per share data)
2004
First Quarter	$48,619	$17,947	$30,672	$10,888	$19,784	$0.26	$0.25
Second Quarter	$46,110	$17,393	$28,717	$10,195	$18,522	$0.25	$0.23
Third Quarter	$66,441	$22,853	$43,588	$15,713	$27,875	$0.37	$0.35
Fourth Quarter	$96,867	$32,684	$64,183	$21,214	$42,969	$0.57	$0.53

	$258,037	$90,877	$167,160	$58,010	$109,150

2003
First Quarter	$24,671	$11,303	$13,368	$5,147	$8,221	$0.11	$0.11
Second Quarter	$23,466	$11,075	$12,391	$4,771	$7,620	$0.10	$0.10
Third Quarter	$29,291	$12,422	$16,869	$6,541	$10,328	$0.14	$0.13
Fourth Quarter	$44,153	$16,205	$27,948	$8,795	$17,188	$0.26	$0.24

	$121,581	$51,005	$70,576	$25,254	$43,357

15.	DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

     The following information about the Company’s oil and gas producing activities is presented in accordance with Financial Accounting Standards Board Statement No. 69, Disclosure About Oil and Gas Producing Activities:

A. OIL AND GAS RESERVES:

     The determination of oil and gas reserves is complex and highly interpretive. Assumptions used to estimate reserve information may significantly increase or decrease such reserves in future periods. The estimates of reserves are subject to continuing changes and, therefore, an accurate determination of reserves may not be possible for many years because of the time needed for development, drilling, testing, and studies of reservoirs. The following unaudited tables as of December 31, 2004, 2003 and 2002 are based upon estimates prepared by Netherland, Sewell & Associates, Inc. dated January 24, 2005, January 23, 2004 and January 21, 2003, respectively. The estimates for properties in China were prepared by Ryder Scott Company in a report dated February 11, 2005. These are estimated quantities of proved oil and gas reserves for the Company and the changes in total proved reserves as of December 31, 2004, 2003 and 2002. All such reserves are located in the Green River Basin, Wyoming and Bohai Bay, China.

B. ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States				China		Total

	Oil (Bbls)		Gas (Mcf)		Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Reserves, December 31, 2001	3,482,800		423,829,600		—	—	3,482,800	423,829,600

Extensions, discoveries and additions	1,101,500		139,044,000		—	—	1,101,500	139,044,000
Production	(151,200)		(16,496,000)		—	—	(151,200)	(16,496,000)
Revisions	1,125,900		120,743,400		—	—	1,125,900	120,743,400

Reserves, December 31, 2002	5,559,000		667,121,000		—	—	5,559,000	667,121,000

Extensions, discoveries and additions	2,894,700		361,298,700		—	—	2,894,700	361,298,700
Production	(211,600)		(27,621,800)		—	—	(211,600)	(27,621,800)
Revisions	100,400		22,569,400		—	—	100,400	22,569,400

Reserves, December 31, 2003	8,342,500		1,023,367,300		—	—	8,342,500	1,023,367,300

Extensions, discoveries and additions	4,520,000		562,548,000		8,180,900	—	12,700,900	562,548,000
Production	(349,700)		(43,667,400)		(593,300)	—	(943,000)	(43,667,400)
Revisions	(1,123,700	) (1)	(128,247,300	) (2)	—	—	(1,123,700)	(128,247,300)

Reserves, December 31, 2004	11,389,100		1,414,000,600		7,587,600	—	18,976,700	1,414,000,600

Proved developed reserves:
December 31, 2001	1,295,000		150,397,000		—	—	—	150,397,000

December 31, 2002	2,003,000		222,608,000		—	—	—	222,608,000

December 31, 2003	3,028,000		359,072,000		—	—	—	359,072,000

December 31, 2004	4,195,000		514,686,000		4,356,000	—	8,551,000	514,686,000

(1)	Revision amount of 936,500 attributable to 40 wells dropped from PUD category replaced by more attractive wells.

(2)	Revision amount of 117,064,000 associated with above 40 mentioned wells.

C. STANDARDIZED MEASURE:

     The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved gas reserves. Gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues were $5.46, $5.59, and $2.94 per Mcf of gas at December 31, 2004, 2003 and 2002, respectively. The calculated weighted average crude oil price at December 31, 2004 for China was a Duri price of $29.46. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties and available operating loss carryovers (US $000).

	United States	China	Total
As of December 31, 2002

Future cash inflows	$2,132,521	—	$2,132,521
Future production costs	(569,034)	—	(569,034)
Future development costs	(254,892)	—	(254,892)
Future income taxes	(432,663)	—	(432,663)

Future net cash flows	875,932	—	875,932
Discounted at 10%	(558,967)	—	(558,967)

Standardized measure of discounted future net cash flows	$316,965	—	$316,965

Pre-tax standardized measure SEC PV-10	$473,528	—	$473,528

As of December 31, 2003

Future cash inflows	$5,986,603	—	$5,986,603
Future production costs	(1,171,314)	—	(1,171,314)
Future development costs	(358,811)	—	(358,811)
Future income taxes	(1,620,437)	—	(1,620,437)

Future net cash flows	2,836,041	—	2,836,041
Discounted at 10%	(1,700,528)	—	(1,700,528)

Standardized measure of discounted future net cash flows	$1,135,513	—	$1,135,513

Pre-tax standardized measure SEC PV-10	$1,784,314	—	$1,784,314

As of December 31, 2004

Future cash inflows	$8,213,061	$223,531	$8,436,592
Future production costs	(1,699,891)	(67,387)	(1,767,278)
Future development costs	(623,539)	(18,382)	(641,921)
Future income taxes	(1,988,387)	(21,436)	(2,009,823)

Future net cash flows	3,901,244	116,326	4,017,570
Discounted at 10%	(2,285,779)	(62,455)	(2,348,234)

Standardized measure of discounted future net cash flows	$1,615,465	$53,871	$1,669,336

Pre-tax standardized measure SEC PV-10	$2,438,837	$103,518	$2,542,355

     The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.	SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (US$000)

	December 31,	December 31,	December 31,
	2004	2003	2002

Standardized measure, beginning	$1,135,513	$316,965	$119,259
Net revisions	(245,950)	41,715	119,995
Extensions, discoveries and other changes	1,062,236	680,136	136,194
Changes in future development costs	(123,051)	(10,603)	(40,825)
Sales of oil and gas, net of production costs	(216,670)	(96,357)	(39,985)
Net change in prices and production costs	2,645	605,892	91,501
Development costs incurred during the period that reduce future development costs	96,220	8,886	1,573
Accretion of discount	178,431	47,353	18,246
Net change in income taxes	(220,038)	(458,474)	(88,993)

Standardized measure, ending	$1,669,336	$1,135,513	$316,965

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

E.	COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES (US$000):

UNITED STATES

Years ended	December 31,	December 31,	December 31,
	2004	2003	2002

Acquisition costs – unproved properties	$1,268	$1,603	$937
Exploration	97,068	55,095	22,722
Development	82,324	43,111	28,620
Asset retirement obligations	322	—	—

Total	$180,982	$99,809	$52,279

CHINA

Years ended	December 31,	December 31,	December 31,
	2004	2003	2002

Acquisition costs – unproved properties	$2,351	$16,027	$8,979
Exploration	—	—	—
Development	12,234	—	—
Asset retirement obligations	423	—	—

Total	$15,008	$16,027	$8,979

F.	RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (US$000):

UNITED STATES

Years ended	December 31,	December 31,	December 31,
	2004	2003	2002

Oil and gas revenue	$238,867	$121,581	$43,342
Production expenses and taxes	(47,574)	(25,224)	(11,411)
Depletion and depreciation	(27,346)	(16,216)	(9,712)
Deferred income taxes	(58,010)	(25,254)	(5,059)

Total	$105,937	$54,887	$17,160

CHINA

Years ended	December 31,	December 31,	December 31,
	2004	2003	2002

Oil and gas revenue	$19,170	$—	$—
Production expenses and taxes	(2,286)	—	—
Depletion and depreciation	(2,903)	—	—
Deferred income taxes	—

Total	$13,981	$—	$—

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

     None.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

     The information required by this item will be included in the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2004, and is incorporated herein by reference.

Item 11.	Executive Compensation.

     The information required by this item will be included in the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2004, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Item 403 of Regulation S-K will be included in the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2004, and is incorporated herein by reference.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon		equity compensation
	exercise of	Weighted-average	plans (excluding
	outstanding	exercise price of	securities reflected in
Plan Category	options	outstanding options	the first column)

Equity compensation plans approved by security holders at 12/31/2004	6,363,800	$8.49	3,824,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	6,363,800	$8.49	3,824,000

Item 13.	Certain Relationships and Related Transactions.

     The information required by this item will be included in the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2004, and is incorporated herein by reference.

Item 14.	Principal Accountants Fees and Services

     The information required by this item will be included in the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2004, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements in Item 8.

2.	Financial Statement Schedules: None

3.	Exhibits. The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit Number	Description
3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

3.2	By-Laws of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

*10.1	Second Amendment to Second Amended and Restated Credit Agreement dated November 1, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Hibernia National Bank, Guaranty Bank, FSB, Compass Bank, Bank of Scotland and Fleet National Bank.

*10.2	First Amendment to Second Amended and Restated Credit Agreement dated August 10, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Hibernia National Bank, Guaranty Bank, FSB, Compass Bank, Bank of Scotland and Fleet National Bank.

10.3	Second Amended and Restated Credit Agreement dated June 9, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Hibernia National Bank, Guaranty Bank, FSB, Compass Bank, Bank of Scotland and Fleet National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Ultra Petroleum Corp. (Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001)

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*23.2	Consent of Ryder Scott Company

*23.3	Consent of KPMG, LLP

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

Date: March 16, 2005	By:
		Name:	Michael D. Watford
		Title:	Chairman of the Board,
Chief Executive Officer, President
And Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board,
Michael D. Watford	Chief Executive Officer, President
	And Chief Financial Officer	March 16, 2005

W. Charles Helton	Director	March 16, 2005

James E. Nielson	Director	March 16, 2005

Robert E. Rigney	Director	March 16, 2005

James C. Roe	Director	March 16, 2005

Kristen Marron	Financial Reporting Manager (Principal Accounting Officer)	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

3.2	By-Laws of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001)

*10.1	Second Amendment to Second Amended and Restated Credit Agreement dated November 1, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Hibernia National Bank, Guaranty Bank, FSB, Compass Bank, Bank of Scotland and Fleet National Bank.

*10.2	First Amendment to Second Amended and Restated Credit Agreement dated August 10, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Hibernia National Bank, Guaranty Bank, FSB, Compass Bank, Bank of Scotland and Fleet National Bank.

10.3	Second Amended and Restated Credit Agreement dated June 9, 2004 among Ultra Resources, Inc., Bank One, NA, Union Bank of California, N.A., Hibernia National Bank, Guaranty Bank, FSB, Compass Bank, Bank of Scotland and Fleet National Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Ultra Petroleum Corp. (Incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001)

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*23.2	Consent of Ryder Scott Company

*23.3	Consent of KPMG, LLP

*31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a)

*	Filed herewith