Form 10-Q
period 2005-06-30
ULTRA PETROLEUM CORP
filed 2005-08-03
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ________________
Commission file number 0-29370
ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

363 North Sam Houston Parkway E., Suite 1200, Houston, Texas (Address of principal executive offices)	77060 (Zip code)
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
YES ☑ NO ☐
The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 29, 2005 was 153,409,036.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Natural gas sales	$82,076,643	$43,174,208	$156,027,616	$89,251,431
Oil sales	27,421,604	2,936,082	42,311,971	5,477,632

Total operating revenues	109,498,247	46,110,290	198,339,587	94,729,063

Expenses:
Production expenses and taxes	18,489,289	9,424,401	34,581,201	19,149,299
Depletion and depreciation	12,656,404	5,415,985	23,895,913	10,896,704
General and administrative	3,120,170	1,190,350	5,681,952	2,744,388
General and administrative — stock compensation	396,083	523,500	1,010,659	623,523

Total operating expenses	34,661,946	16,554,236	65,169,725	33,413,914

Operating income	74,836,301	29,556,054	133,169,862	61,315,149

Other income (expense):
Interest expense	(1,167,763)	(848,742)	(2,068,406)	(1,948,912)
Interest income	118,693	9,910	193,558	22,644

Total other income (expense)	(1,049,070)	(838,832)	(1,874,848)	(1,926,268)

Income, before income tax provision	73,787,231	28,717,222	131,295,014	59,388,881

Income tax provision	25,899,316	10,194,718	46,084,550	21,083,159

Net income	47,887,915	18,522,504	85,210,464	38,305,722
Retained earnings, beginning of period	202,610,860	75,921,734	165,288,311	56,138,516

Retained earnings, end of period	$250,498,775	$94,444,238	$250,498,775	$94,444,238

Income per common share — basic	$0.31	$0.12	$0.56	$0.26

Income per common share — fully diluted	$0.30	$0.12	$0.53	$0.24

Weighted average common shares outstanding — basic	152,929,693	149,929,660	151,903,632	149,722,174

Weighted average common shares outstanding — fully diluted	161,275,842	159,890,858	161,067,073	159,715,394

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Expressed in U.S. Dollars)	Six Months Ended
	June 30,
	2005	2004
Cash provided by (used in):

Operating activities:
Net income	$85,210,464	$38,305,722
Add (deduct) items not involving cash:
Depletion and depreciation	23,895,913	10,896,704
Deferred income taxes	46,084,550	21,083,159
Stock compensation	1,010,659	623,523
Net changes in non-cash working capital:
Restricted cash	(878)	(629)
Accounts receivable	(14,652,671)	1,588,509
Inventory	(155,576)	—
Prepaid expenses and other current assets	(17,917)	(3,641,480)
Accounts payable and accrued liabilities	26,105,193	(9,279,205)
Other long-term obligations	388,552	2,699,709
Taxation-payable	(130,000)	—

Cash provided by operating activities	167,738,289	62,276,012

Investing activities:
Oil and gas property expenditures	(111,001,119)	(63,673,697)
Oil and gas property expenditures in accounts payable	(14,171,171)	(10,458,509)
Inventory	(15,185,448)	4,073,175
Purchase of capital assets	(762,569)	(634,196)

Cash used in investing activities	(141,120,307)	(70,693,227)

Financing activities:
Borrowings on long-term debt, gross	13,000,000	24,000,000
Payments on long-term debt, gross	(28,000,000)	(9,000,000)
Proceeds from exercise of options	8,423,075	744,413

Cash provided by (used in) financing activities	(6,576,925)	15,744,413

Increase in cash during the period	20,041,057	7,327,198
Cash and cash equivalents, beginning of period	16,932,661	1,834,112

Cash and cash equivalents, end of period	$36,973,718	$9,161,310

Supplemental disclosures of cash flow information
Non-cash tax benefit of stock options exercised	$24,547,479	$3,223,453

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Expressed in U.S. Dollars)
	June 30,	December 31,
	2005	2004
Assets

Current assets
Cash and cash equivalents	$36,973,718	$16,932,661
Restricted cash	212,839	211,961
Accounts receivable	50,401,958	35,749,287
Deferred tax asset	1,316,379	1,327,489
Inventory	20,491,978	5,180,024
Prepaid expenses and other current assets	1,743,760	1,725,843

Total current assets	111,140,632	61,127,265

Oil and gas properties, using the full cost method of accounting
Proved	472,342,128	385,794,926
Unproved	90,157,488	88,839,460
Capital assets	1,824,906	1,424,367

Total assets	$675,465,154	$537,186,018

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$40,067,492	$14,238,836
Fair value of derivative instrument liability	3,750,366	3,739,406
Capital costs accrual	38,927,214	53,118,385

Total current liabilities	82,745,072	71,096,627

Bank indebtedness	87,000,000	102,000,000
Deferred income taxes	107,882,558	86,362,741
Other long-term obligations	10,492,380	9,734,904

Shareholders’ equity
Share capital	140,474,006	106,513,852
Treasury stock	(1,193,650)	(1,193,650)
Other comprehensive loss — fair value of derivative instruments	(2,433,987)	(2,616,767)
Retained earnings	250,498,775	165,288,311

Total shareholders’ equity	387,345,144	267,991,746

Total liabilities and shareholders’ equity	$675,465,154	$537,186,018

ULTRA PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The sum of net capitalized costs and estimated future development costs of oil and gas properties are amortized using the unit-of-production method based on the proven reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units based on relative energy content. Operating fees received related to the properties in which the Company owns an interest are netted against expenses. Fees received in excess of costs incurred are recorded as a reduction to the full cost pool. Effective with the adoption of SFAS 143, asset retirement obligations are included in the base costs for calculating depletion.
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
(g) Inventories:
Crude oil products and material and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and others charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Crude oil product inventory at June 30, 2005 includes depletion and lease operating expenses of $754,817, associated with the Company’s crude oil production in China. Materials and supplies inventory of $19.7 million primarily includes the cost of pipe that will be utilized during the remainder of the Company’s 2005 drilling program and the beginning of the 2006 drilling program.
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
The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income	$47,887,915	$18,522,504	$85,210,464	$38,305,722

Weighted average common shares outstanding during the period	152,929,693	149,929,660	151,903,632	149,722,174

Effect of dilutive instruments	8,346,149	9,961,198	9,163,441	9,993,220

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	161,275,842	159,890,858	161,067,073	159,715,394

Basic earnings per share	$0.31	$0.12	$0.56	$0.26

Diluted earnings per share	$0.30	$0.12	$0.53	$0.24

On May 9, 2005 the outstanding shares of the Company were doubled as the result of a two for one stock split. The prior year numbers have been adjusted to reflect this change for comparative purposes.
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
(l) Reclassifications:
Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.

(m) Accounting for stock-based compensation:
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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income:
As reported	$47,887,915	$18,522,504	$85,210,464	$38,305,722
Deduct: Fair value of stock options issued net of tax,	(1,649,332)	(575,202)	(3,492,631)	(1,132,978)
Pro forma	$46,238,583	$17,947,302	$81,717,833	$37,172,744

Basic earnings per share:
As reported	$0.31	$0.12	$0.56	$0.26
Pro forma	$0.30	$0.12	$0.54	$0.25

Diluted earnings per share:
As reported	$0.30	$0.12	$0.53	$0.24
Pro forma	$0.29	$0.11	$0.51	$0.23
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: at June 30, 2005, expected volatility of 30.8% and a risk free rate of 3.830% - 4.320%at June 30, 2004, expected volatility of 25.0% and a risk free rate of 4.35%. At June 30, 2005 options have expected lives of 6.5 years, and at June 30, 2004 options had expected lives of ten years.
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
(o) Other comprehensive earnings (loss) is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings (loss). The loss depicted on the balance sheet as other comprehensive loss is associated with unrealized losses related to the change in fair value of derivative instruments designated as cash flow hedges.

	Six Months Ended
	June 30, 2005	June 30, 2004

Net income	$85,210,464	$38,305,722

Unrealized loss on derivative instruments, net of tax	(2,433,987)	(6,800,695)

Total comprehensive income	$82,776,477	$31,505,027

(p) Impact of recently issued accounting pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective as of January 1, 2006, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. Beginning after January 1, 2006 the Company will begin expensing share based compensation. All outstanding awards issued prior to this date will have fully vested.
2. ASSET RETIREMENT OBLIGATIONS:
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has recorded a liability of $1,113,436 ($690,429 U.S. and $423,007 China) to account for future obligations associated with its assets in both the United States and China.

3. OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2005	2004
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$529,444,138	$429,597,822
Acquisition, equipment, exploration, drilling and environmental costs — China	34,685,173	24,552,316
Less accumulated depletion, depreciation and amortization — Domestic	(84,570,680)	(65,099,325)
Less accumulated depletion, depreciation and amortization — China	(7,216,503)	(3,255,887)

	472,342,128	385,794,926

Unproven Properties:
Acquisition and exploration costs — Domestic	17,378,645	16,910,010
Acquisition and exploration costs — China	72,778,843	71,929,450

Net oil and gas properties	$562,499,616	$474,634,386

4. LONG-TERM LIABILITIES:

	June 30,	December 31,
	2005	2004

Bank indebtedness	$87,000,000	$102,000,000
Other long-term obligations	10,492,380	9,734,904

Total long-term debt	$97,492,380	$111,734,904

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank. On May 5, 2005 the Company signed a third amendment to second amended and restated credit agreement. The agreement specifies an aggregate borrowing base of $500 million and a commitment amount of $200 million. The commitment amount may be increased up to $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At June 30, 2005, the Company had $87 million outstanding and $113 million unused and available under the current committed amount.
The credit facility matures on May 1, 2010. The note bears interest at either the bank’s prime rate with no margin added up to the prime rate plus a margin of three-quarters of one percent (0.75%) based on the percentage of available credit drawn or at LIBOR plus a margin of one percent (1.00%) to one and three-quarters of one percent (1.75%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.25% to 0.375%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount.
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation, the Company’s U.S. subsidiary in which the China asset is held. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. The notes are collateralized by a majority of the Company’s proved domestic oil and gas properties. At June 30, 2005, the Company had $87.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 4.4%. The Company was in compliance with all loan covenants at June 30, 2005.
Other long-term obligations: These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of the fair value estimate of our hedging liability and our asset retirement obligations discussed in Note 2.
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
As described in Note 1, had the Company expensed the fair value of options vested during the period, net income would have been reported as $46,238,583 for the quarter ended June 30, 2005 and $81,717,833 for the six months ended June 30, 2005.
Recorded in other comprehensive loss in the equity section of the Company’s balance sheet is an offset of $2,433,987 to a liability that measures the future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with SFAS 133 which addresses accounting impacts of derivative instruments.

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

	Three Months Ended June 30,
	2005			2004
	Domestic	China	Total	Domestic	China	Total

Oil and gas sales	$87,899,347	$21,598,900	$109,498,247	$46,110,290	—	$46,110,290

Costs and Expenses:
Depletion and depreciation	10,236,718	2,419,686	12,656,404	5,415,985	—	5,415,985
Lease operating expenses	2,032,364	2,166,000	4,198,364	1,246,745	—	1,246,745
Production taxes	10,204,694	—	10,204,694	5,430,719	—	5,430,719
Gathering	4,086,231	—	4,086,231	2,746,937	—	2,746,937

Operating income	61,339,340	17,013,214	78,352,554	31,269,904	—	31,269,904

General and administrative			3,516,253			1,713,850
Other expense			1,049,070			838,832

Income before income taxes			$73,787,231			$28,717,222

Capital expenditures	$53,416,720	$3,768,152	$57,184,872	$27,358,587	$1,326,262	$28,684,849

Net oil and gas properties	$462,252,103	$100,247,513	$562,499,616	$273,757,358	$87,493,335	$361,250,693

	Six Months Ended June 30,
	2005			2004
	Domestic	China	Total	Domestic	China	Total

Oil and gas sales	$166,809,736	$31,529,851	$198,339,587	$94,729,063	—	$94,729,063

Costs and Expenses:
Depletion and depreciation	19,906,227	3,989,686	23,895,913	10,896,704	—	10,896,704
Lease operating expenses	4,017,670	3,620,000	7,637,670	2,529,669	—	2,529,669
Production taxes	19,226,756	—	19,226,756	11,100,496	—	11,100,496
Gathering	7,716,775	—	7,716,775	5,519,134	—	5,519,134

Operating income	115,942,308	23,920,165	139,862,473	64,683,060	—	64,683,060

General and administrative			6,692,611			3,367,911
Other expense			1,874,848			1,926,268

Income before income taxes			$131,295,014			$59,388,881

Capital expenditures	$100,018,868	$10,982,251	$111,001,119	$57,150,607	$6,523,090	$63,673,697

Net oil and gas properties	$462,252,103	$100,247,513	$562,499,616	$273,757,358	$87,493,335	$361,250,693

ITEM 2 — MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwestern Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2005 have ranged from $3.84 to $5.85 per Mcf. This volatility could be very detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into derivative and forward sales contracts for gas in southwest Wyoming. The average realization for the Company’s gas during the first six months of 2005 was $5.72 per Mcf, basis Opal, Wyoming, including the effect of hedges. The Company continued producing from the first of the nine fields discovered on its oil properties offshore Bohai Bay, China. The Company’s average realized crude oil price on its Boahi Bay production was $39.50 USD per barrel for the six months ended June 30, 2005.
The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 72% production growth on an Mcfe basis during the six months ended June 30, 2005 as compared to the same six months in 2004.
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
RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2005 VS. QUARTER ENDED JUNE 30, 2004
During the quarter, production increased 84% on an equivalent basis to 17.7 Bcfe from 9.6 Bcfe for the same quarter in 2004 attributable to the Company’s successful drilling activities along with continued production in China which commenced in July of 2004. This increased production coupled with average realized prices for natural gas increasing 24% to $5.85 per Mcf along with average realized prices for oil increasing 48% to $53.99 per barrel resulted in a 138% increase in revenues to $109.5 million.
In Wyoming, production costs increased to $16.3 million for the quarter ended June 30, 2005 compared to $9.4 million for the quarter ended June 30, 2004 due to increased production along with increased prices received for that production. On a unit of production basis, LOE costs increased slightly to $0.14 per Mcfe for the quarter June 30, 2005 compared to $0.13 per Mcfe for the same quarter in 2004. During the second quarter of 2005 production taxes were $10.2 million compared to $5.4 million for the same quarter in 2004, or $0.70 per Mcfe, compared to $0.57 per Mcfe. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased the costs on a per unit basis. Gathering fees were $4.1 million for the quarter ended June 30, 2005 compared to $2.8 million for the quarter ended June 30, 2004 which decreased slightly to $0.28 per Mcfe compared to $0.29 for the quarter ended June 30, 2004.
In Wyoming, depletion, depreciation and amortization (“DD&A”) expenses increased to $10.2 million during the quarter ended June 30, 2005 from $5.4 million for the same period in 2004, attributable to increased production volumes and a higher depletion rate, which is primarily associated with forecasted increased future development costs. On a unit basis, DD&A increased to $0.70 per Mcfe for the quarter ended June 30, 2005 from $0.56 for the quarter ended June 30, 2004.
In China, production costs were $2.2 million for the quarter ended June 30, 2005 ($0.72 per Mcfe or $4.32 per BOE). DD&A was $2.4 million ($0.80 per Mcfe or $4.80 per BOE).
For the quarter ended June 30, 2005, net income before income taxes increased 157% to $73.8 million and income tax provision increased 154% to $25.9 million. Net income increased 159% to $47.9 million or $0.30 per diluted share.
General and administrative expenses increased 162% to $3.1 million during the quarter ended June 30, 2005 compared to $1.2 million for the same period in 2004. This increase was primarily attributable to increased audit fees associated with the implementation of an internal audit function implemented by the Company to support its compliance with the Sarbanes-Oxley Act coupled with increased external audit fees.
Income tax provision for the period increased to $25.9 million during the second quarter of 2005 compared to $10.2 million during the second quarter of 2004. This increase was attributable to an increase in net income from continuing operations. The Company’s effective tax rate was 35.1% at June 30, 2005 compared to 35.5% at June 30, 2004.
SIX-MONTHS ENDED JUNE 30, 2005 VS. SIX-MONTHS ENDED JUNE 30, 2004
During the six-months ended June 30, 2005, production increased 72% on an equivalent basis to 33.3 Bcfe from 19.3 Bcfe for the same six-months in 2004. The increase is primarily attributable to the additional wells drilled and completed during 2004 along with the increased drilling and completion during the first six-months of the year. Increased production coupled with average realized prices for natural gas increasing 18% on an equivalent basis to $5.72 per Mcf during the six-month period ended June 30, 2005 from $4.84 per Mcf for the same period in 2004 resulted in a 109% increase in revenues to $198.3 million. For the six months ended June 30, 2005 oil prices increased 41% to $51.98 per barrel compared to $36.77 per barrel for the same six months of 2004.

In Wyoming, production costs increased 62% to $30.9 million primarily due to the 48% increase in production and higher production taxes driven by the 76% increase in revenues. Production taxes are calculated as a percentage of revenue. Therefore, higher prices received increased the costs on a per unit basis. On a unit of production basis, production costs increased to $1.09 per Mcfe during the first six months of 2005 compared to $0.99 per Mcfe for the first six months of 2004. The increase in production costs was attributable almost wholly to the increase in production taxes arising from higher revenues.
In China, the Company produced 798,253 barrels of crude oil for the six months ended June 30, 2005 with an average realized price of $39.50 per barrel resulting in revenues of $31.5 million. Production costs for the first six months of 2005 were $3.6 million ($0.76 per Mcfe or $4.56 per BOE). DD&A was $4.0 million ($0.83 per Mcfe or $4.98 per BOE).
For the six months ended June 30, 2005 net income before income taxes increased 121% to $131.3 million and income tax provision increased by 119% to $46.1 million. Net income increased 123% to $85.2 million, or $0.53 per diluted share.
General and administrative expenses increased 107% to $5.7 million for the six months ended June 30, 2005 compared to $2.7 million for the same period in 2004. This increase was primarily attributable to increased audit fees associated with the implementation of an internal audit function implemented by the Company to support its compliance with the Sarbanes-Oxley Act coupled with increased external audit fees.
The Company’s income tax provision increased to $46.1 million during the first six months of 2005 compared to $21.1 million for the same period in 2004. This increase was attributable to an increase in net income from continuing operations. The Company’s effective tax rate was 35.1% at June 30, 2005 compared to 35.5% at June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
During the six month period ended June 30, 2005, the Company relied on cash provided by operations to finance its capital expenditures. The Company participated in the drilling and completion of 46 wells in Wyoming and continued to participate in the exploration and development processes in the China blocks including the ongoing batch drilling program for the development wells. For the six-month period ended June 30, 2005, net capital expenditures were $111 million. At June 30, 2005, the Company reported a cash position of $37.0 million compared to $9.2 million at June 30, 2004. Working capital at June 30, 2005 was $28.4 million as compared to $2.1 million at June 30, 2004. As of June 30, 2005, the Company had incurred bank indebtedness of $87.0 million compared to $114 million during the same six months in 2004. The company incurred other long-term obligations of $10.5 million comprised of items payable in more than one year, primarily related to production taxes.
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
The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank. On May 5, 2005 the Company signed a third amendment to second amended and restated credit agreement. The agreement specifies an aggregate borrowing base of $500 million and a commitment amount of $200 million. The commitment amount may be increased up to $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. The credit facility matures on May 1, 2010. The note bears interest at either the bank’s prime rate with no margin added up to prime rate plus a margin of three-quarters of one percent (0.75%) based on the percentage of available credit drawn or at LIBOR plus a margin of one percent (1.00%) to one and three-quarters of one percent (1.75%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.25% to 0.375%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount. The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be increased or decreased depending on a number of factors including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. Additionally, the Company is subject to compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation, the Company’s U.S. subsidiary in which the China asset is held. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may, in certain circumstances including a reduction in the borrowing base, be required to repay the credit facility. The notes are collateralized by a majority of the Company’s proved domestic oil and gas properties. At June 30, 2005, the Company had $87.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 4.4%. The Company was in compliance with all loan covenants at June 30, 2005.
During the six-months ended June 30, 2005, net cash provided by operating activities was $167.7 million as compared to $62.3 million for the six-months ended June 30, 2004. The increase in cash provided by operating activities was attributable to the increase in earnings.
During the six-months ended June 30, 2005, cash used in investing activities was $141.1 million as compared to $70.7 million for the six-months ended June 30, 2004. The change is primarily attributable to increased activity for drilling and completion activity in Wyoming and China.
During the six-months ended June 30, 2005, cash provided by (used in) financing activities was $(6.6) million as compared to $15.7 million for the six-months ended June 30, 2004. The change is primarily attributable to decreased borrowings under the senior credit facility.

OFF BALANCE SHEET ARRANGEMENTS
The Company did not have any off-balance sheet arrangements as of June 30, 2005.
CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of the Company’s management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, ”objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to be correct nor can the Company assure adequate funding will be available to execute the Company’s planned future capital program.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company’s U.S. natural gas production, which contributes the majority of the Company’s oil and gas revenue. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $5.72 per Mcf during the six months ended June 30, 2005. This average price includes the effects of hedging and gas balancing between working interest owners.
The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes fixed price physical contracts as well as price swaps, which are placed with major financial institutions or with counter-parties of high credit quality that it believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices the Company receives. Under SFAS 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as a cash flow hedge.
During the first six months of 2005, the total impact of the Company’s price swaps was a reduction in gas revenues of $2.4 million. The effect of fixed price physical contracts is not included in this amount. The Company does not currently hedge its oil production.
At June 30, 2005, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices southwest Wyoming basis).

			Average	Unrealized
	Remaining Contract	Volume-	Price /	loss at
Type	Period	MMBTU / day	MMBTU	6/30/05*
Swap	Jul 2005 — Dec 2005	10,000	$4.42	$3,750,367
*      Unrealized losses are not adjusted for income tax effect
The Company also utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2005.

Remaining Contract	Volume -	Average
Period	MMBTU / day	Price / MMBTU
Calendar 2005	70,000	$5.03
Apr — Oct 2005	10,000	$6.03
Calendar 2006	60,000	$5.60
The above derivative and forward gas sales contracts represent approximately 45% of the Company’s currently forecasted gas production for the balance of 2005, and 22% for calendar year 2006.

ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive and financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive and financial officer has concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
The Company held its annual meeting on April 29, 2005. At the annual meeting the entire board of directors of the Company was elected. The votes cast for each of the directors proposed by the Company’s definitive proxy statement on Schedule 14A was as follows:
Michael D. Watford — 52,208,800 voted in favor, 535,381 voted against and 1,039,656 votes abstained.
W. Charles Helton — 52,669,344 voted in favor, 79,302 voted against and 1,035,191 votes abstained.
James E. Nielson — 52,660,816 voted in favor, 73,690 voted against and 1,049,331 votes abstained.
James C. Roe — 52,674,628 voted in favor, 73,628 voted against and 1,035,581 votes abstained.
Robert E. Rigney — 52,662,071 voted in favor, 89,425 voted against and 1,032,341 votes abstained.
The shareholders of the Company also approved the re-appointment of KPMG, LLP as the Company’s independent auditors for 2005. There were 56,319,762 votes in favor of approval of the re-appointment of KPMG, LLP as the Company’s auditors, 0 votes against and 1,078,422 votes abstained.
The shareholders of the Company approved a two for one forward stock split with 56,320,334 votes in favor of the stock split and 107,834 votes abstaining.
The shareholders approved the Company’s 2005 Stock Incentive Plan with 17,323,157 shares voting to approve the Plan and 13,092,960 shares voting against the Plan. The Plan was therefore approved by a majority of the votes cast.
A total of 57,494,735 shares were voted by 293 shareholders, representing 76% of the Company’s outstanding shares.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits
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

10.1 Third to Amendment to Second Amended and Restated Credit Agreement dated May 5, 2005 among Ultra Resources, Inc., JPMorgan Chase Bank N.A., Union Bank of California N.A., Hibernia National Bank, Guaranty Bank FSB, Compass Bank, Bank of Scotland and Bank of America, N.A.
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

ULTRA PETROLEUM CORP.

Date July 29, 2005	By:
Name: Michael D. Watford
Title: Chief Executive Officer
(on behalf of the registrant and as the Principal Financial Officer)

Index to Exhibits
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
10.1 Third to Amendment to Second Amended and Restated Credit Agreement dated May 5, 2005 among Ultra Resources, Inc., JPMorgan Chase Bank N.A., Union Bank of California N.A., Hibernia National Bank, Guaranty Bank FSB, Compass Bank, Bank of Scotland and Bank of America, N.A.
31.1 Certification of Chief Executive Officer and Principle Financial Officer pursuant to Rule 13(a) — 14(a)
32.1 Certification of Chief Executive Officer and Principle Financial Officer pursuant to Rule 13(a) — 14(b)