Form 10-Q
period 2005-09-30
ULTRA PETROLEUM CORP
filed 2005-10-28
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-29370
ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. employer identification number)

363 North Sam Houston Parkway, Suite 1200, Houston, Texas (Address of principal executive offices)	77060 (Zip code)
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
The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 28, 2005 was 154,564,636.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Natural gas sales	$110,665,181	$54,786,316	$266,692,797	$144,037,747
Oil sales	22,930,586	11,655,129	65,242,557	17,132,761

Total operating revenues	133,595,767	66,441,445	331,935,354	161,170,508

Expenses:
Production expenses and taxes	21,935,202	12,598,587	56,516,402	31,747,884
Depletion and depreciation	13,270,825	7,708,282	37,166,738	18,604,987
General and administrative	2,758,533	1,562,379	8,440,487	4,306,767
General and administrative — stock compensation	1,261,173	150,050	2,271,832	773,573

Total operating expenses	39,225,733	22,019,298	104,395,459	55,433,211

Operating income	94,370,034	44,422,147	227,539,895	105,737,297

Other income (expense):
Interest expense	(787,604)	(853,469)	(2,856,011)	(2,802,381)
Interest income	177,463	20,054	371,020	42,698

Total other income (expense)	(610,141)	(833,415)	(2,484,991)	(2,759,683)

Income, before income tax provision	93,759,893	43,588,732	225,054,904	102,977,614

Income tax provision	32,909,724	15,713,358	78,994,271	36,796,518

Net income	60,850,169	27,875,374	146,060,633	66,181,096
Retained earnings, beginning of period	250,498,775	94,444,238	165,288,311	56,138,516

Retained earnings, end of period	$311,348,944	$122,319,612	$311,348,944	$122,319,612

Income per common share – basic	$0.40	$0.19	$0.96	$0.44

Income per common share – fully diluted	$0.38	$0.17	$0.90	$0.41

Weighted average common shares outstanding — basic	153,719,760	150,127,868	152,515,660	149,858,392

Weighted average common shares outstanding – fully diluted	162,231,248	160,181,814	161,538,906	159,914,880

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)

	Nine Months Ended
	September 30,
	2005	2004
Cash provided by (used in):

Operating activities:
Net income	$146,060,633	$66,181,096
Add (deduct) items not involving cash:
Depletion and depreciation	37,166,738	18,604,987
Deferred income taxes	78,994,271	36,796,518
Stock compensation	2,271,832	773,573
Net changes in non-cash working capital:
Restricted cash	(1,399)	(948)
Accounts receivable	(7,127,575)	(11,882,168)
Inventory	(292,776)	(457,656)
Prepaid expenses and other current assets	644,321	(2,795,440)
Accounts payable and accrued liabilities	16,708,441	1,783,174
Other long-term obligations	4,474,803	7,318,786
Deferred revenue	137,500	3,436,624
Taxation payable	(195,000)	—

Cash provided by operating activities	278,841,789	119,758,546

Investing activities:
Oil and gas property expenditures	(188,197,911)	(130,371,223)
Oil and gas property expenditures in accounts payable	(3,604,699)	11,331,477
Inventory	(18,938,712)	6,280,929
Purchase of capital assets	(881,165)	(672,524)

Cash used in investing activities	(211,622,487)	(113,431,341)

Financing activities:
Borrowings on long-term debt, gross	22,000,000	32,000,000
Payments on long-term debt, gross	(99,000,000)	(29,000,000)
Proceeds from exercise of options	16,051,102	1,333,683

Cash provided by (used in) financing activities	(60,948,898)	4,333,683

Increase in cash during the period	6,270,404	10,660,888
Cash and cash equivalents, beginning of period	16,932,661	1,834,112

Cash and cash equivalents, end of period	$23,203,065	$12,495,000

Supplemental disclosures of cash flow information Non-cash tax benefit of stock options exercised	$39,352,436	$1,782,866

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$23,203,065	$16,932,661
Restricted cash	213,360	211,961
Accounts receivable	42,876,862	35,749,287
Deferred tax asset	2,076,737	1,327,489
Inventory	24,646,125	5,180,024
Prepaid expenses and other current assets	1,081,522	1,725,843

Total current assets	94,097,671	61,127,265

Oil and gas properties, using the full cost method of accounting
Proved	526,042,611	385,794,926
Unproved	100,376,478	88,839,460
Capital assets	1,741,047	1,424,367

Total assets	$722,257,807	$537,186,018

Liabilities and shareholders’ equity:

Current liabilities:
Accounts payable and accrued liabilities	$31,931,913	$14,238,836
Deferred revenue	137,500	—
Fair value of derivative instrument liability	5,916,630	3,739,406
Capital costs accrual	49,493,686	53,118,385

Total current liabilities	87,479,729	71,096,627

Bank indebtedness	25,000,000	102,000,000
Deferred income taxes	125,922,323	86,362,741
Other long-term obligations	14,633,365	9,734,904

Shareholders’ equity:
Share capital	162,906,990	106,513,852
Treasury stock	(1,193,650)	(1,193,650)
Accumulated other comprehensive loss – fair value of derivative instruments	(3,839,894)	(2,616,767)
Retained earnings	311,348,944	165,288,311

Total shareholders’ equity	469,222,390	267,991,746

Total liabilities and shareholders’ equity	$722,257,807	$537,186,018

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
(f) Oil and gas properties:
The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (SEC). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities on a country by country basis. Effective with the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143) in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.
The sum of net capitalized costs and estimated future development costs of oil and gas properties are amortized using the unit-of-production method based on the proven reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units based on relative energy content. Operating fees received related to the properties in which the Company owns an interest are netted against expenses. Fees received in excess of costs incurred are recorded as a reduction to the full cost pool. Effective with the adoption of SFAS No. 143, asset retirement costs are included in the base costs for calculating depletion.

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.
Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, generally using prices in effect at the end of the current period and held flat for the life of production excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet and including the effect of derivative contracts that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development. The effect of implementing SFAS No. 143 has no effect on the ceiling test calculation as the future cash outflows associated with settling asset retirement obligations are excluded from this calculation.
(g) Inventories:
Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Crude oil product inventory at September 30, 2005 includes depletion and lease operating expenses (“LOE”) of $1,155,700, associated with the Company’s crude oil production in China. Drilling and completion supplies inventory of $23.5 million primarily includes the cost of pipe that will be utilized during the remainder of the Company’s 2005 drilling program and the beginning of the 2006 drilling program.
(h) Derivative transactions:
The Company has entered into commodity price risk management transactions to manage its exposure to gas price volatility. These transactions are in the form of price swaps with financial institutions and other credit worthy counterparties. These transactions have been designated by the Company as cash flow hedges. As such, unrealized gains and losses related to the change in fair market value of the derivative contracts are recorded in Other Comprehensive Income on the balance sheet to the extent the hedges are effective.
(i) Income taxes:
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date. During the fourth quarter of 2005 the Company expects to utilize its remaining Sino American Energy Corporation operating loss carryforwards, and will at that time be subject to pay income tax in China.
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
The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income	$60,850,169	$27,875,374	$146,060,633	$66,181,096

Weighted average common shares outstanding during the period	153,719,760	150,127,868	152,515,660	149,858,392

Effect of dilutive instruments	8,511,488	10,053,946	9,023,246	10,056,488

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	162,231,248	160,181,814	161,538,906	159,914,880

Basic earnings per share	$0.40	$0.19	$0.96	$0.44

Diluted earnings per share	$0.38	$0.17	$0.90	$0.41

On May 9, 2005 the outstanding shares of the Company were doubled as the result of a two for one stock split. The prior year numbers have been adjusted to reflect this change for comparative purposes.

(k) Use of estimates:
The management’s discussion and analysis of the Company’s financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In addition, application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the revenues and expenses reported during the period. Changes in these estimates, judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated.
(l) Reclassifications:
Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.
(m) Accounting for stock-based compensation:
Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation” (SFAS No. 123), defines a fair value method of accounting for employee stock options and similar equity instruments. SFAS No. 123 allows for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), provided that pro forma results of operations are disclosed for those options granted. The Company accounts for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income:
As reported	$60,850,169	$27,875,374	$146,060,633	$66,181,096
Deduct: Fair value of stock options issued, net of tax	(3,842,861)	(1,716,636)	(7,335,492)	(2,849,615)
Pro forma	$57,007,308	$26,158,738	$138,725,141	$63,331,481

Basic earnings per share:
As reported	$0.40	$0.19	$0.96	$0.44
Pro forma	$0.37	$0.17	$0.91	$0.42

Diluted earnings per share:
As reported	$0.38	$0.17	$0.90	$0.41
Pro forma	$0.35	$0.16	$0.86	$0.40
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: at September 30, 2005, expected volatility of 30.8% — 37.31% and a risk free rate of 3.830% — 4.320% at September 30, 2004, expected volatility of 38.35% and a risk free rate of 3.5%. At September 30, 2005 options have expected lives of 6.5 years, and at September 30, 2004 options had expected lives of 6.5 years.
(n) Revenue Recognition:
Revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded based on the Company’s net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products soon after production at various locations at which time title and risk of loss pass to the buyer. Gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.
(o) Other Comprehensive Earnings (Loss):
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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$60,850,169	$27,575,374	$146,060,633	$66,181,096
Unrealized loss on derivative instruments, net of tax	(1,405,907)	518,403	(1,223,127)	(3,341,935)

Total comprehensive earnings	$59,444,262	$28,093,777	$144,837,506	$62,839,161

(p) Impact of recently issued accounting pronouncements:
In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-based Payment.” SFAS No. 123R requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. SFAS No. 123R is effective as of January 1, 2006, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. Beginning after January 1, 2006, the Company will begin expensing share based compensation. All outstanding awards issued prior to this date will have fully vested.
2. ASSET RETIREMENT OBLIGATIONS:
In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has recorded a liability of $1,168,170 ($745,163 U.S. and $423,007 China) to account for future obligations associated with its assets in both the United States and China.
3. OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2005	2004
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$601,473,635	$429,597,822
Acquisition, equipment, exploration, drilling and environmental costs – China	29,684,638	24,552,316
Less accumulated depletion, depreciation and amortization – Domestic	(96,486,409)	(65,099,325)
Less accumulated depletion, depreciation and amortization – China	(8,629,253)	(3,255,887)

	526,042,611	385,794,926

Unproven Properties:
Acquisition and exploration costs – Domestic	17,570,990	16,910,010
Acquisition and exploration costs – China	82,805,488	71,929,450

Net oil and gas properties	$626,419,089	$474,634,386

4. LONG-TERM LIABILITIES:

	September 30,	December 31,
	2005	2004
Bank indebtedness	$25,000,000	$102,000,000
Other long-term obligations	14,633,365	9,734,904

Total long-term debt	$39,633,365	$111,734,904

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank. On May 5, 2005, the Company signed a third amendment to the Second Amended and Restated Credit Agreement. The agreement specifies an aggregate borrowing base of $500 million and a commitment amount of $200 million. The commitment amount may be increased up to $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At September 30, 2005, the Company had $25 million outstanding and $175 million unused and available under the current committed amount.
The credit facility matures on May 1, 2010. The note bears interest at either JP Morgan’s prime rate with no margin added up to the banks’ prime rate plus a margin of three-quarters of one percent (0.75%) based on the percentage of available credit drawn or at LIBOR plus a margin of one percent (1.00%) to one and three-quarters of one percent (1.75%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.25% to 0.375%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount.
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation, the Company’s U.S. subsidiary in which the China asset is held. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may, in certain circumstances including a reduction in the borrowing base, be required to repay the credit facility. The notes are collateralized by a majority of the Company’s proved domestic oil and gas properties. At September 30, 2005, the Company had $25.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 4.2%. The Company was in compliance with all loan covenants at September 30, 2005.
Other long-term obligations: These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of the fair value estimate of our hedging liability and our asset retirement obligations discussed in Note 2.
5. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:
In September 2003, the AcSB (Accounting Standards Board) released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the US for voluntary adoption of the fair value based method of accounting for stock based compensation. These provisions permit either retroactive (with or without restatement) or prospective application of the recognition provisions to awards not previously accounted for at fair value. Prospective application is only available to enterprises that elect to apply the fair value based method of accounting for stock based compensation to that type of award for fiscal years beginning before January 1, 2004.
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
As described in Note 1, had the Company expensed the fair value of options vested during the period, net income would have been reported as $57,007,308 for the quarter ended September 30, 2005 and $138,725,141 for the nine months ended September 30, 2005.
Recorded in accumulated other comprehensive loss in the equity section of the Company’s balance sheet is an offset of $3,839,894 to a liability that measures the future effect of the fixed price to index price swap agreements that the Company currently has in place. The Company has recorded this in compliance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which addresses accounting impacts of derivative instruments.
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

	Three Months Ended September 30,
	2005			2004
	Domestic	China	Total	Domestic	China	Total
Oil and gas sales	$118,736,583	$14,859,184	$133,595,767	$58,696,352	$7,745,093	$66,441,445

Costs and Expenses:
Depletion and depreciation	12,121,758	1,149,067	13,270,825	6,676,869	1,031,413	7,708,282
Lease operating expenses	2,318,646	1,079,000	3,397,646	1,574,589	889,000	2,463,589
Production taxes	13,935,435	—	13,935,435	6,875,586	—	6,875,586
Gathering	4,602,121	—	4,602,121	3,259,412	—	3,259,412

Operating income	85,758,623	12,631,117	98,389,740	40,309,896	5,824,680	46,134,576

General and administrative			4,019,706			1,712,429
Other expense			610,141			833,415

Income before income taxes			$93,759,893			$43,588,732

Capital expenditures	$72,225,419	$4,762,429	$76,987,848	$62,180,753	$4,516,775	$66,697,528

Net oil and gas properties	$522,558,216	$103,860,873	$626,419,089	$329,599,726	$90,835,081	$420,434,807

	Nine Months Ended September 30,
	2005			2004
	Domestic	China	Total	Domestic	China	Total
Oil and gas sales	$285,546,319	$46,389,035	$331,935,354	$153,425,415	$7,745,093	$161,170,508

Costs and Expenses:
Depletion and depreciation	32,027,985	5,138,753	37,166,738	17,573,574	1,031,413	18,604,987
Lease operating expenses	6,336,316	4,699,000	11,035,316	4,104,257	889,000	4,993,257
Production taxes	33,162,191	—	33,162,191	17,976,082	—	17,976,082
Gathering	12,318,895	—	12,318,895	8,778,545	—	8,778,545

Operating income	201,700,932	36,551,282	238,252,214	104,992,957	5,824,680	110,817,637

General and administrative			10,712,319			5,080,340
Other expense			2,484,991			2,759,683

Income before income taxes			$225,054,904			$102,977,614

Capital expenditures	$172,189,550	$16,008,361	$188,197,911	$119,331,358	$11,039,866	$130,371,224

Net oil and gas properties	$522,558,216	$103,860,873	$626,419,089	$329,599,726	$90,835,081	$420,434,807
ITEM 2 – MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwestern Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2005 have ranged from $3.84 to $7.43 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results of operations by entering into derivative and forward sales contracts for gas in southwest Wyoming. The average realization for the Company’s gas during the first nine months of 2005 was $6.14 per Mcf, basis Opal, Wyoming, including the effect of hedges. In addition, the Company continued producing from the first of the nine fields discovered on its oil properties offshore Bohai Bay, China. The Company’s average realized crude oil price on its Bohai Bay production was $41.98 USD per barrel for the nine months ended September 30, 2005.
The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 61% production growth on an Mcfe basis during the nine months ended September 30, 2005 as compared to the same nine months in 2004.
The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized to the Company’s cost centers. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. The Company conducts operations in both the United States and China. Separate cost centers are maintained for each country in which the Company has operations. Substantially all of the Company’s oil and gas exploration and production activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities.
RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2005 VS. QUARTER ENDED SEPTEMBER 30, 2004
During the quarter ended September 30, 2005, production increased 44% on an equivalent basis to 18.7 Bcfe from 13.0 Bcfe for the same quarter in 2004 attributable to the Company’s successful drilling activities along with continued production in China, which commenced in July of 2004. This increased production coupled with average realized prices for natural gas increasing 40% to $6.86 per Mcf along with average realized prices for oil increasing 55% to $65.20 per barrel in Wyoming and 32% to $48.44 per barrel in China resulted in a 101% increase in revenues to $133.6 million.

In Wyoming, production costs increased to $20.9 million for the quarter ended September 30, 2005 compared to $11.7 million for the quarter ended September 30, 2004 due to increased production along with increased prices received for that production which results in increased production taxes. On a unit of production basis, LOE costs increased to $2.3 million or $0.14 per Mcfe for the quarter ended September 30, 2005 compared to $1.6 million or $0.13 per Mcfe for the same quarter in 2004. During the third quarter of 2005 production taxes were $13.9 million compared to $6.9 million for the same quarter in 2004, or $0.83 per Mcfe, compared to $0.59 per Mcfe. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased the costs on a per unit basis. Gathering fees were $4.6 million for the quarter ended September 30, 2005 compared to $3.3 million for the quarter ended September 30, 2004, which decreased slightly to $0.27 per Mcfe compared to $0.28 for the quarter ended September 30, 2004.
In Wyoming, DD&A expenses increased to $12.1 million during the quarter ended September 30, 2005 from $6.7 million for the same period in 2004. The increased DD&A expenses were attributable to increased production volumes and a higher depletion rate, which is primarily associated with forecasted increased future development costs. On a unit basis, DD&A increased to $0.72 per Mcfe for the quarter ended September 30, 2005 from $0.57 for the quarter ended September 30, 2004.
In China, production costs were $1.1 million for the quarter ended September 30, 2005 ($0.59 per Mcfe or $3.52 per BOE) compared to $0.9 million ($0.70 per Mcfe or $4.20 per BOE) for the quarter ended September 30, 2004. DD&A was $1.1 million ($0.62 per Mcfe or $3.75 per BOE) for the quarter ended September 30, 2005 compared to $1.0 million ($0.81 per Mcfe or $4.86 per BOE) for the comparable prior year period.
For the quarter ended September 30, 2005, net income before income taxes increased 115% to $93.8 million and the income tax provision increased 109% to $32.9 million. Net income increased 118% to $60.9 million or $0.38 per diluted share.
General and administrative expenses increased 77% to $2.8 million during the quarter ended September 30, 2005 compared to $1.6 million for the same period in 2004. This increase was primarily attributable to both the overall growth of the Company along with payroll tax expense associated with employee stock option exercises.
Income tax provision for the period increased to $32.9 million during the third quarter of 2005 compared to $15.7 million during the third quarter of 2004. This increase was attributable to an increase in net income from continuing operations. The Company’s effective tax rate was 35% at September 30, 2005 compared to 36% at September 30, 2004.
NINE-MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE-MONTHS ENDED SEPTEMBER 30, 2004
During the nine-months ended September 30, 2005, production increased 61% on an equivalent basis to 52.0 Bcfe from 32.3 Bcfe for the same nine-months in 2004. The increase is primarily attributable to the additional wells drilled and completed during the latter portion of 2004 along with the increased drilling and completion during the first nine-months of 2005. Increased production coupled with average realized prices for natural gas increasing 26% to $6.14 per Mcf along with average realized prices for oil increasing 47% to $56.92 per barrel in Wyoming and 14% to $41.98 in China resulted in a 106% increase in revenues to $331.9 million.
In Wyoming, production costs increased to $51.8 million for the nine months ended September 30, 2005 compared to $30.9 million for the same period in 2004 primarily due to a 46% period over period increase in production coupled with higher production taxes. These higher absolute levels of production taxes were driven by an 86% year over year increase in revenues. Production taxes are calculated as a percentage of revenue. Therefore, higher prices received increased the costs on a per unit basis. On a unit of production basis, production costs increased to $1.85 per Mcfe during the first nine months of 2005 compared to $1.56 per Mcfe for the first nine months of 2004. The increase in unit production costs was attributable almost largely to the increase in production taxes arising from higher revenues coupled with a 25% increase in depletion due to increased forecasted future development costs.
In China, the Company produced 1,105,036 barrels of crude oil for the nine months ended September 30, 2005 with an average realized price of $41.98 per barrel resulting in revenues of $46.4 million compared to $36.72 per barrel resulting in revenues of $7.7 million for the nine months ended September 30, 2004. For the first nine months of 2005, production costs were $4.7 million ($0.71 per Mcfe or $4.26 per BOE). DD&A was $5.1 million ($0.78 per Mcfe or $4.65 per BOE) compared to production costs of $0.9 million ($0.70 per Mcfe or $4.20 per BOE) and DD&A of $1.0 million ($0.81 per Mcfe or $4.89 per BOE) for the first nine months of 2004, respectively.
For the nine months ended September 30, 2005, net income before income taxes increased 119% to $225.1 million and the income tax provision increased by 115% to $79.0 million. Net income increased 121% to $146.1 million, or $0.90 per diluted share.
General and administrative expenses increased 96% to $8.4 million for the nine months ended September 30, 2005 compared to $4.3 million for the same period in 2004. Along with the overall growth of the Company, this increase is primarily attributable to increased audit fees associated with the implementation of an internal audit function by the Company to support its compliance with the Sarbanes-Oxley Act coupled with increased external audit fees. During the first nine months of 2005, the Company has also experienced increased payroll tax expense associated with employee stock option exercises.
The Company’s income tax provision increased to $79.0 million during the first nine months of 2005 compared to $36.8 million for the same period in 2004. This increase was attributable to an increase in net income from continuing operations. The Company’s effective tax rate was 35% at September 30, 2005 compared to 36% at September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
During the nine month period ended September 30, 2005, the Company relied on cash provided by operations to finance its capital expenditures. The Company participated in the drilling and completion of 78 wells in Wyoming and continued to participate in the exploration and development processes in the China blocks, including the ongoing batch drilling program for the development wells. For the nine-month period ended September 30, 2005, net capital expenditures were $188 million. At September 30, 2005, the Company reported a cash position of $23.2 million compared to $12.5 million at September 30, 2004. Working capital at September 30, 2005 was

$6.6 million as compared to a deficit of $(21.6) million at September 30, 2004. As of September 30, 2005, the Company had incurred bank indebtedness of $25.0 million compared to $102 million during the same nine months in 2004. The Company incurred other long-term obligations of $14.6 million comprised of items payable in more than one year, primarily related to production taxes.
The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2005, which are currently projected to be $290 million. Of the $290 million budgeted for 2005, the Company plans to spend approximately $270 million in Wyoming and approximately $20 million in China. With the $270 million allocated for Wyoming, the Company plans to drill or participate in an estimated 105 gross wells in 2005, of which approximately 18% will be exploration wells and the remaining 82% will be development wells. Of the $20 million budgeted for China, approximately $15 million will be allocated for development activity and the balance will be used for exploratory/appraisal activity. The Company currently has no budget for acquisitions in 2005.
The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank. On May 5, 2005, the Company signed a third amendment to the Second Amended and Restated Credit Agreement. The agreement specifies an aggregate borrowing base of $500 million and a commitment amount of $200 million. The commitment amount may be increased up to $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. The credit facility matures on May 1, 2010. The note bears interest at either JP Morgan’s prime rate with no margin added up to the bank’s prime rate plus a margin of three-quarters of one percent (0.75%) based on the percentage of available credit drawn or at LIBOR plus a margin of one percent (1.00%) to one and three-quarters of one percent (1.75%) based on the percentage of available credit drawn. For the purposes of calculating interest, the available credit is equal to the borrowing base. An average annual commitment fee of 0.25% to 0.375%, depending on the percentage of available credit drawn, is charged quarterly for any unused portion of the commitment amount. The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be increased or decreased depending on a number of factors including the Company’s proved reserves and the banks’ forecast of future oil and gas prices. Additionally, the Company is subject to compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation, the Company’s U.S. subsidiary in which the China asset is held. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility and may, in certain circumstances including a reduction in the borrowing base, be required to repay the credit facility. The notes are collateralized by a majority of the Company’s proved domestic oil and gas properties. At September 30, 2005, the Company had $25.0 million of outstanding borrowings under this credit facility, with a current average interest rate of approximately 4.2%. The Company was in compliance with all loan covenants at September 30, 2005.
During the nine-months ended September 30, 2005, net cash provided by operating activities was $278.8 million as compared to $119.8 million for the nine-months ended September 30, 2004. The increase in cash provided by operating activities was attributable to the increase in earnings.
During the nine-months ended September 30, 2005, cash used in investing activities was $211.6 million as compared to $113.4 million for the nine-months ended September 30, 2004. The change is primarily attributable to increased activity for drilling and completion of wells in Wyoming and China.
During the nine-months ended September 30, 2005, cash provided by (used in) financing activities was $(60.9) million as compared to $4.3 million for the nine-months ended September 30, 2004. The change is primarily attributable to repayment of borrowings under the senior credit facility.
OFF BALANCE SHEET ARRANGEMENTS
The Company did not have any off-balance sheet arrangements as of September 30, 2005.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to the Company’s U.S. natural gas production, which contributes the majority of the Company’s oil and gas revenue. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $6.14 per Mcf during the nine months ended September 30, 2005. This average price includes the effects of hedging and gas balancing between working interest owners.
The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes fixed price physical contracts as well as price swaps, which are placed with major financial institutions or with counter-parties of high credit quality that it believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices the Company receives. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For forward sales contracts, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as a cash flow hedge.
During the first nine months of 2005, the total impact of the Company’s price swaps was a reduction in gas revenues of $4.5 million. The effect of fixed price physical contracts is not included in this amount. The Company does not currently hedge its oil production.
At September 30, 2005, the Company had the following open derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices southwest Wyoming basis).

			Average	Unrealized
	Remaining Contract	Volume-	Price /	loss at
Type	Period	MMBTU / day	MMBTU	9/30/05*
Swap	Oct 2005 – Dec 2005	10,000	$4.42	$5,916,630

*	Unrealized losses are not adjusted for income tax effect.
The Company also utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to hedge its commodity exposure. In addition to the derivative contracts discussed above, the Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2005.

	Volume –	Average
Remaining Contract Period	MMBTU / day	Price / MMBTU
Calendar 2005	70,000	$5.03
Oct 2005	10,000	$6.03
Calendar 2006	70,000	$5.86
The above derivative and forward gas sales contracts represent approximately 45% of the Company’s currently forecasted gas production for the balance of 2005, and 22% for calendar year 2006.
ITEM 4 – CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive and financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, both the Company’s principal executive and financial officer have concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission as of the end of the period covered by this Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART 2 – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.
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
31.1 Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a) – 14(a)
31.2 Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a)
32.1 Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a) – 14(b)
32.2 Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(b)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

Date October 28, 2005	Name: Michael D. Watford
Title: Chairman, President and Chief Executive Officer

Name: Marshall D. Smith
Title: Chief Financial Officer
Date October 28, 2005