Form 10-K/A
period 2005-12-31
ULTRA PETROLEUM CORP
filed 2006-04-24
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-29370

Ultra Petroleum Corp.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

363 North Sam Houston Parkway East, Suite 1200
Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 876-0120
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of each exchange on which registered:
Common Shares, without par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sale price of such stock, as of June 30, 2005 was $3,993,285,957 based on the last reported sales price of $30.36 of such stock on the American Stock Exchange on such date. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of shares outstanding of the registrant’s common shares, no par value, as of April 11, 2006, was 155,364,264 shares.
EXPLANATORY NOTE
The registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2005 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. This amendment also attaches Exhibit 3.3, 31.1, 31.2, 32.1 and 32.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART III
ITEM 10. directors and executive officers of the registrant.
Directors and Executive Officers
     The following table provides information with respect to the directors and present executive officers of the Corporation. Please refer to the table under the heading “Beneficial Ownership of Securities — Security Ownership of Certain Beneficial Owners and Management” for a summary of the number of common shares owned by each of the Corporation’s directors and executive officers. Each executive officer has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

			Position
Name	Age	Position with the Corporation	Since
Michael D. Watford	52	Chairman of the Board, CEO, President and Director	1999
Dr. William C. Helton	64	Director	1994
James E. Nielson	75	Director	2001
Robert E. Rigney	74	Director	2001
James C. Roe	77	Director	2001
Marshall D. Smith	46	Chief Financial Officer	2005
Stephen R. Kneller	51	VP — Exploration, Domestic	1998
George M. Patterson	60	VP — International	2001
William R. Picquet	54	VP — Operations	2005
     Mr. Michael D. Watford has been the Corporation’s Chairman of the Board, Chief Executive Officer, President and a Director since January 1999. From August 1997 until February 1999, Mr. Watford was a consultant in private practice. Prior to consulting, Mr. Watford was the President, Chief Executive Officer and a director of Nuevo Energy Company, a public energy company from 1994 until 1997. Mr. Watford has been in the energy business for 30 years and has become familiar with virtually every aspect of the industry, holding senior management positions in marketing, exploration and production, and corporate finance.
     Dr. William C. Helton has been a director of the Corporation since August 1994. Dr. Helton is a medical doctor and has been the President, Chief Financial Officer and a director of Enterprise Exploration & Production Inc., a private oil and gas exploration and development company, for more than 5 years.
     Mr. James E. Nielson has been a director of the Corporation since February 2001. Mr. Nielson is the owner of Nielson & Associates of Cody, Wyoming, an independent oil and gas firm that he founded in 1992. Prior to forming that company, Mr. Nielson formed JN Oil and Gas, a privately owned oil and gas exploration company, and remained its President and Chief Executive Officer until the sale of the company in 1992. Prior to that, Mr. Nielson had been a director and the Chief Executive Officer and President of Husky Oil from 1971 until 1979.
     Mr. Robert E. Rigney has been a director of the Corporation since June 2001, and was a consultant to the Corporation from January 2001 to December 2003. Prior to that, Mr. Rigney was the Chief Executive Officer and Chairman of Pendaries Petroleum Ltd. since its inception in 1996. Mr. Rigney has been a diplomat, an oil company executive and a consultant in Asia for over 21 years.
     Mr. James C. Roe has been a director of the Corporation since January 2001. From 1996 until January 2001, Mr. Roe was a board member of Pendaries Petroleum Ltd. Prior to that, Mr. Roe was Vice President and Owner of Delta-X Corp., a high technology automation system used in oil producing operations until the sale of Delta-X Corp. in 1997. Mr. Roe has been retired since 1997.
     Mr. Marshall D. Smith has been Chief Financial Officer since July 2005. Mr. Smith has over 20 years of progressive experience in a multitude of disciplines within the energy industry including operations, strategic planning, corporate finance and business development. Early in his career, Mr. Smith was a practicing Petroleum Engineer for both major and independent oil companies and later focused his career on mergers, acquisitions and corporate finance advisory assignments in the energy sector. From 2001 to 2002, Mr. Smith served as the Chief Financial Officer at Gulf Liquids, Inc. Mr. Smith was the Vice President of Business Development at J.M. Huber Energy from 2002 to 2004. From 2004 until joining us in July 2005, Mr. Smith served as the Vice President of Upstream Business Development at Constellation Energy.
     Mr. Stephen R. Kneller has been Vice President — Exploration, Domestic since September 1998. Mr. Kneller joined the Corporation in 1997 as a geologist. Prior to that, Mr. Kneller worked in the exploration department for CNG Producing Co. and CNG Development Co. for 17 years. Mr. Kneller has worked the Green River Basin of Wyoming actively since 1992.
     Mr. George M. Patterson has been Vice President — International since July 2001. Mr. Patterson has over 30 years experience as an exploration geologist and senior executive in international major exploration and production companies such as Mobil Oil, Cities Service and Kerr-McGee. Mr. Patterson served as Vice President International Exploration for Kerr-McGee from 1996 to 1999. Mr. Patterson was a consultant for various companies on international exploration and production projects between 1999 and 2001.
     Mr. William R. Picquet has been Vice President — Operations since August 2005. Mr. Picquet has over 30 years of industry experience in all aspects of operations and engineering in major North American producing basins. He has worked for various exploration and production companies serving in engineering and management capacities. Mr. Picquet served as the President and Chief Executive Officer of Advantage Energy Services Ltd. from 1997 to 2001 and as the Managing Director of Waterous & Co. from 2002 to 2003. From 2003 to March 2005, Mr. Picquet served as the Chief Executive Officer and on the Board of Governors of M3 Energy, LLC. Just prior to joining us, Mr. Picquet was the Senior Vice President of Operations and Engineering at Mission Resources Corporation, serving in that role from March 2005 to August 2005.
     All officers and directors of the Corporation are United States citizens.
Audit Committee
     The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that makes recommendations regarding the selection of independent public accountants and reviews with them the scope and results of the audit engagement. The Audit Committee is comprised of Messrs. Nielson, Helton and Roe. The Board of Directors has affirmatively determined that each of the members is financially literate and is an independent director for purposes of AMEX rules applicable to members of the audit committee, meaning that the director has no relationship to the Corporation that may interfere with the exercise of their independence from management and the Corporation (an “Independent Director”). Additionally, the Board of Directors has determined that Mr. Nielson is an “audit committee financial expert” and is independent under the Securities and Exchange Act of 1934, as amended. An audit committee financial expert is a person who has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience auditing, analyzing or evaluating financial statements of comparable breadth and complexity to Ultra’s financial statements, and (iv) an understanding of internal controls and procedures. Subject to shareholder ratification, if ratification is required by applicable law or the certificate of incorporation or bylaws of the Corporation, the Audit Committee has sole responsibility for retaining, dismissing and compensating the Corporation’s independent auditors.
Code of Business Conduct and Ethics
     In February 2003, the Board of Directors adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees of the Corporation. The Board has not granted any waivers to the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is accessible on the Corporation’s website located at http://www.ultrapetroleum.com. Any amendments to or waivers of the Code of Conduct and Business Ethics will also be posted on the Corporation’s website.

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
     The following Summary Compensation Table sets forth all annual and long-term compensation for services rendered in all capacities to the Corporation (on a consolidated basis) during the past three years for the Corporation’s chief executive officer and the four most highly compensated executive officers serving in such positions as of December 31, 2005 (the “Named Executive Officers”) and two additional executive officers who served during 2005. The share data and share prices in this annual report give effect to the two-for-one stock split effective May 10, 2005, applied retroactively.

		Annual Compensation			Long-Term Compensation
					Restricted	Securities
					Shares or	Underlying
				Other Annual	Restricted	Options	LTIP	All Other
		Salary	Bonus	Compensation	Units	Granted	Payouts	Compensation
Name and Principal Position	Year	(US$)	(US$) (1) (2)	($)	(US$)	(#)	(US$) (3)	($) (9)
Michael D. Watford	2005	$425,000	$1,000,000	—	—	100,000	—	$29,748
Chairman of the Board	2004	$413,750	$531,250	—	$1,440,000 (8)	400,000	$600,000	$29,048
President & CEO	2003	$290,000	$999,100	—	—	200,000	—	$31,948

Marshall D. Smith (4)	2005	$95,637	$235,000	—	—	250,000	—	$7,498
Chief Financial Officer	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Stephen R. Kneller	2005	$213,333	$250,000	—	—	40,000	—	$28,081
VP — Exploration,	2004	$170,833	$247,900	—	—	120,000	$300,000	$22,623
Domestic	2003	$134,167	$143,300	—	—	100,000	—	$17,856

George M. Patterson	2005	$123,667	$60,000	—	—	20,000	—	$16,425
VP — International	2004	$130,000	$70,000	—	—	50,000	$262,500	$16,023
	2003	$119,792	$112,925	—	—	70,000	—	$16,598

William R. Picquet (5)	2005	$84,375	$100,000	—	—	250,000	—	$7,661
VP — Operations	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—

Brian A. Ault (6)	2005	$110,833	—	—	—	40,000	—	$14,756
Former VP — Operations	2004	$161,250	$191,400	—	—	100,000	$300,000	$21,344
	2003	$134,167	$118,300	—	—	100,000	—	$17,856

Charlotte H. Kauffman (7)	2005	$113,939	$—	—	—	40,000	—	$14,461
Former Corporate Secretary	2004	$142,292	$$138,925	—	—	50,000	$300,000	$18,863
and Corporate Counsel	2003	$125,417	$$79,320	—	—	50,000	—	$16,665

(1)	Includes common shares issued for services rendered in such year as follows, valued at the market price on the date of issuance: $709,100 in 2003 to Mr. Watford; $67,900 in 2004 and $48,3000 in 2003 to Messrs. Kneller and Ault; and $50,925 in 2003 to Mr. Patterson; and $50,925 in 2004 and $19,320 in 2003 to Ms. Kauffman.

(2)	Bonuses were earned in the year indicated.

(3)	Amounts shown in this column for 2004 represent the aggregate payout value of target awards subject to a 3-year performance period ended December 31, 2004. Payments were made entirely in cash.

(4)	Mr. Smith commenced employment with the Corporation effective July 18, 2005 with an annual base salary of $220,000.

(5)	Mr. Picquet commenced employment with the Corporation effective August 16, 2005 with an annual base salary of $225,000.

(6)	Mr. Ault resigned from the Corporation effective July 31, 2005.

(7)	Ms. Kauffman resigned from the Corporation effective September 16, 2005.

(8)	On February 1, 2004, in connection with his Employment Agreement, Mr. Watford was granted 120,000 restricted shares which vest as follows: 40,000 shares vested on February 1, 2005; 40,000 vested on February 1, 2006; and 40,000 vest on February 1, 2007. As of December 30, 2005, Mr. Watford’s unvested shares had a value of $4,464,000. The Corporation does not currently pay dividends.

(9)	The amount shown in this column consists of the Corporation match under the Corporation’s 401-K Savings Plan, for which substantially all employees are eligible, and Corporation-paid life insurance premiums.
Compensation of Directors
     Non-employee directors are paid an annual retainer of $50,000 and receive common shares equivalent to $100,000 granted upon election at the Corporation’s annual meeting. During the year ended December 31, 2004, non-employee directors were paid $25,000 and 750 common shares valued at $25,000. Directors who are also officers or employees of the Corporation do not receive any compensation for duties performed as directors. Directors are also entitled to participate in Ultra’s 2000 Stock Incentive Plan, and in 2004 were entitled to an annual automatic award of options to purchase 20,000 common shares thereunder. As of 2005, directors no longer receive the automatic grant of stock options.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is comprised of Messrs. Rigney, Helton and Nielson, with Dr. Helton acting as its Chairman. None of the members of the Compensation Committee are former officers of the Corporation or had any relationship requiring disclosure pursuant to the Exchange Act under this caption.
Employment Agreements
     The Corporation has an employment contract with Michael D. Watford, the Corporation’s Chairman, President and Chief Executive Officer. The contract provides for an initial term of three years commencing February 1, 2004 that automatically extends for successive one-year periods. The agreement provides for a base salary of $425,000, which is subject to an annual adjustment based upon a review of Mr. Watford’s compensation by the Corporation’s Compensation Committee. Any adjustments to Mr. Watford’s compensation will be based on performance and then-current market conditions for comparable positions. The contract also provides for an annual incentive compensation award ranging between 50% and 100% of Mr. Watford’s salary as recommended by the Compensation Committee to the Board for approval. The contract also provides for a retention bonus consisting of an aggregate of 120,000 common shares which vest in three equal parts over a three year period. In addition, the Board may consider the grant of options on an annual basis based upon performance.
     In connection with the execution of his employment agreement, Mr. Watford received a one-time award of options to purchase 400,000 of the Corporation’s common shares, with an expiration period of ten years. In the event Mr. Watford is terminated prior to the end of his contract other than for just cause, Mr. Watford would be paid a severance of his salary and bonus for the 12 months immediately preceding the termination and all previously awarded stock options which have not previously vested shall vest immediately in full. If Mr. Watford’s employment with the Corporation is terminated upon a change in control of the Corporation, Mr. Watford would receive 2 1/2 times his salary and bonus for the 12 months preceding the termination.

Option Grants
     The following table sets forth certain information concerning grants of options to purchase the Corporation’s common shares made during 2005 to Named Executive Officers and former officers. These options are adjusted to reflect a two-for-one stock split effective May 10, 2005.
Option Grants During the Most Recently Completed Fiscal Year

		% of Total
	Securities	Options			Grant Date
	Underlying	Granted to	Exercise or		Present
	Options Granted	Employees in	Base Price (2)	Expiration	Value
Name	(#) (1)	Fiscal Year	(US$/Share)	Date	(US$) (3)
Michael D. Watford	100,000	6.54%	$25.68	2-07-2015	$1,025,755
Marshall D. Smith	250,000	16.35%	$33.57	7-18-2015	$3,784,766
Stephen R. Kneller	40,000	2.62%	$25.68	2-07-2015	$410,302
George M. Patterson	20,000	1.31%	$25.68	2-07-2015	$205,151
William R. Picquet	250,000	16.35%	$40.34	8-16-2015	$4,560,763
Brian A. Ault	40,000	2.62%	$25.68	2-07-2015	$410,302
Charlotte H. Kauffman	40,000	2.62%	$25.68	2-07-2015	$410,302

(1)	The stock options were fully vested on December 31, 2005 and are currently exercisable. Options will expire if not exercised before the expiration date shown above and may expire sooner in the event of termination of employment.

(2)	Exercise price is based on the average of the high and low bid prices on the AMEX on the grant date.

(3)	The value has been calculated using a variation of the Black-Scholes stock option valuation methodology. The applied model used the grant date of 2/7/2005 for Mr. Watford, Mr. Kneller, Mr. Patterson, Mr. Ault and Ms. Kaffman, 7/18/2005 for Mr. Smith and 8/16/2005 for Mr. Picquet. Mr. Watford, Mr. Kneller, Mr. Patterson, Mr. Ault and Ms. Kauffman assumed a stock price volatility of 30.8 percent and a risk-free rate of return of 4.03 percent. Mr. Picquet and Mr. Smith assumed a stock price volatility of 37.3 percent. Mr. Smith and Mr. Picquet assumed a risk-free rate of return of 4.08 percent and 4.14 percent, respectively. All officers’ options have an expected option life of 6.5 years. There were no adjustments made to the model for risk of forfeiture. There is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

     The following table sets forth certain information concerning the number and value of unexercised options to purchase common shares by Named Executive Officers and former officers at December 31, 2005.
Aggregated Option Exercises in Most Recently Completed
Fiscal Year and FY-End Option Values

			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Securities Acquired	Aggregate Value	at December 31, 2005	at Dec. 31, 2005
	On Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Name	(#)	(US$) (1)	(#)	(US$) (2)
Michael D. Watford	75,000	$4,207,840	4,505,312/0 (3)	$240,322,003/$0 (3)
Marshall D. Smith	—	—	250,000/0	$5,557,500/$0
Stephen R. Kneller	30,000	$1,390,595	710,000/0	$35,122,900/$0
George M. Patterson	130,000	$5,343,450	105,000/0	$4,327,850/$0
William R. Picquet	—	—	250,000/0	$3,865,000/$0
Brian A. Ault	506,400	$16,818,441	0/0	$0/$0
Charlotte H. Kauffman	630,000	$31,168,603	0/0	$0/$0

(1)	This amount is the aggregate of the market value of the common shares at the time each stock option was exercised minus the exercise price of that option.

(2)	This amount is the aggregate of the number of in-the-money options multiplied by the difference between the exercise price for that option and $55.80, the closing price of the common shares on the AMEX on December 30, 2005.

(3)	Includes 4,405,312 exercisable stock options owned by Watford Interests, Ltd., a family partnership in which Mr. Watford has a beneficial interest.

Long-Term Incentive Plan Awards
     The following table provides information for each of the Named Executive Officers on the number of performance shares granted, the performance period and the estimated future payouts that could vest if certain performance measures are achieved under the Corporation’s 2005 Long-Term Incentive Plan and Best in Class program. As described in the “Report of the Compensation Committee of the Board of Directors,” performance shares can be earned based on achieving 3-year cumulative performance goals. Actual awards are determined after the end of the 3-year performance period. If actual Company performance falls below threshold parameters, no payouts are made.
Long-Term Plan — Awards Made for the Year-Ended December 31, 2005

		Performance
	Number	or other
	of Shares, Units	period until	Estimated future payouts
	or	maturation	under non-stock price-based plans (1)
Name	Other Rights	or payout	Threshold	Target	Maximum
Michael D. Watford	—	01/01/05 — 12/31/07	$161,500	$531,250	$796,875
	2,142	01/01/05 — 12/31/07	(#) 1,071	(#) 2,142	(#) 3,213
Marshall D. Smith	—	07/18/05 — 12/31/07	$41,250	$68,750	$103,125
	1,220	07/18/05 — 12/31/07	(#) 610	(#) 1,220	(#) 1,830
Stephen R. Kneller	—	01/01/05 — 12/31/07	$61,500	$153,750	$230,625
	2,142	01/01/05 — 12/31/07	(#) 1,071	(#) 2,142	(#) 3,213
George M. Patterson	—	01/01/05 — 12/31/07	$26,600	$87,500	$131,250
	2,142	01/01/05 — 12/31/07	(#) 1,071	(#) 2,142	(#) 3,213
William R. Picquet	—	08/16/05 — 12/31/07	$25,313	$56,250	$84,375
	982	08/16/05 — 12/31/07	(#) 491	(#) 982	(#) 1,473

(1)	Amounts in dollars represent awards that may be paid out under the 2005 Long Term Incentive Plan if target, threshold or maximum performance criteria is met. Such amounts would be paid in shares of common stock. Threshold, target and maximum numerical amounts represent shares of common stock that may be issued under the Best in Class program if performance criteria under the program is met.

     Securities Authorized for Issuance Under Equity Compensation Plans
     As of December 31, 2005, the Corporation had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Corporation’s previously approved stock incentive plans.

Number of Securities
	Number of		Remaining Available for
	Securities to		Future Issuance Under
	Be Issued		Equity Compensation
	Upon Exercise	Weighted-Average	Plans (Excluding
	of Outstanding	Exercise Price of	Securities Reflected in
Plan Category	Options	Outstanding Options	the First Column)
Equity compensation plans approved by security holders	9,388,700	$9.03	11,119,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	9,388,700	$9.03	11,119,000
Compensation Committee Report
          The Compensation Committee is responsible for establishing and reviewing the compensation policies and programs, and determining the compensation levels for the executive officers, including the Chief Executive Officer (the “CEO”), of the Corporation and its subsidiaries. The Compensation Committee believes that compensation should:
•	relate to the value created for shareholders by being directly tied to the financial performance and condition of the Corporation and the particular executive officer’s contribution thereto;

•	reward individuals who help the Corporation achieve its short-term and long-term objectives and thereby contribute significantly to the success of the Corporation;

•	help to attract and retain the most qualified individuals in the oil and gas industry by being competitive with compensation paid to persons having similar responsibilities and duties in other companies in the same and closely related industries; and

•	reflect the qualifications, skills, experience, and responsibilities of the particular executive officer.
          The Corporation’s executive compensation consists of a base salary, an annual bonus, and long-term equity-based incentives in the form of stock options and performance shares. The Corporation’s compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives a significant component of executive compensation.
          In determining executive compensation, the Compensation Committee takes into account the Company’s financial and operating performance as compared with the industry mean and the individual performance of the Company’s executives as compared to the Compensation Committee’s expectations of performance for top-level executives in general. The Compensation Committee has in the past retained an outside compensation consultant to provide advice and assistance on the Company’s compensation policies and to provide the Compensation Committee with information on compensation surveys. In addition, the Compensation Committee receives evaluations from the appropriate levels of management concerning the performance of those executives included in the reporting responsibilities for such management level.
Base Salary
          In establishing the base salaries for executive officers, the Compensation Committee examines competitive peer group surveys and data in order to determine whether the base pay, together with total compensation, is competitive with compensation offered by other companies in the oil and gas industry which are similar in terms of the complexity of their operations and which offer the most direct competition. In addition to the use of this competitive data, base salaries are determined based upon consideration of each particular executive’s performance, responsibilities, qualifications, experience and skills. Adjustments to base salary are only made after consideration of the impact to the executive’s entire package. In 2005, base salaries increased for certain executive officers in order to make salaries more competitive in the industry.

Bonus
          In 2005, the Company adopted an Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan is designed to encourage the achievement of goals determined at the beginning of each annual performance period, which goals are designed to increase shareholder value. Under the Incentive Plan, the Compensation Committee annually establishes a target incentive pool based on current and budgeted employees and their aggregate target incentive awards. The funding of the pool is based on corporate performance measures such as net income, cash flow, and production. The Compensation Committee may adjust the initial incentive pool by 20% to reflect their overall assessment of Company results.
          Each participant in the Incentive Plan is assigned threshold, target, and maximum award levels that are expressed as a percentage of his or her base salary. If the actual level achieved for a specified corporate performance objective is not at least equal to the predetermined threshold level, then the proportionate amount of the award represented by that performance measure will not be paid. The remaining portion of each award is discretionary based on a subjective evaluation of the executive’s individual performance by the Compensation Committee. There is no maximum incentive award amount that may be recommended for any individual and the Committee may issue special awards above the maximum percentage based upon an executive’s performance during the year or other factors. The total of all individual incentive awards, however, may not exceed the funded and approved incentive pool. Awards under the Incentive Plan are payable in cash, provided that if an individual’s award is in excess of two times his or her target award level, the Corporation reserves the right to pay the excess amount in common stock.
          For 2005, the annual incentive awards were made based on 2005 performance measures and executive bonus percentages approved by the Compensation Committee in January 2005 (other than Mr. Picquet and Mr. Smith who joined the Company in August and July 2005, respectively). If the threshold performance objectives were attained, the incentive award opportunities ranged from 19% to 38% of base salary for the Named Executive Officers. If the target performance objectives were attained, the incentive award opportunities for the Named Executive Officers ranged from 63% to 125% of base salary. If the maximum performance objectives were attained, the incentive award opportunities ranged from 94% to 188% of base salary for Named Executive Officers. The performance goals were based on: (1) net income, (2) cash flow from operations, and (3) production. Because these factors were weighted approximately equal, a proportionate award would be earned for each performance goal that was met at the pre-established levels. In 2005, the net income, cash flow from operations and production of the Corporation surpassed the maximum performance objectives. The bonus paid to Mr. Smith was awarded in connection with his initial employment with the Corporation. For 2006, Mr. Smith will be eligible for bonuses under the Incentive Plan.
Long-Term Compensation
          The Corporation currently maintains three common stock-based incentive plans for its executive officers and employees: the 2005 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 1998 Stock Option Plan (collectively, the “Stock Plans”). The Corporation’s executive officers are eligible to participate in the Stock Plans. Under the Stock Plans, the Compensation Committee may grant options to purchase common stock of the Corporation and award shares of restricted stock, restricted stock units, performance shares and stock appreciation rights, each in such amounts as determined by the Compensation Committee. The Compensation Committee believes that stock options and other equity-based compensation align the interests of executives with those of the Corporation’s shareholders because the value of such compensation is directly related to appreciation of the Corporation’s stock price.
          All stock options granted in 2005 have an exercise price based on the “fair market value” (as defined in the applicable Stock Plan) of the Corporation’s common stock on the date of grant, have terms of 10 years and were all fully vested as of December 31, 2005. The stock options are forfeited upon termination of employment (other than in connection with a change of control of the Corporation) if not previously vested.
          Long-Term Incentive Plan. Also in 2005, the Corporation adopted a Long-Term Incentive Plan (“LTI Plan”) in order to further align the interests of key employees with shareholders and give key employees the opportunity to share in the long-term performance of the Corporation by achieving specific corporate financial and operational goals. Under the LTI Plan, the Compensation Committee establishes certain performance measures at the beginning of each three-year overlapping performance period. Performance measures may vary for performance periods. In the event of a change of control of the Corporation, all outstanding awards are paid at target levels in cash.
          Each participant in the LTI Plan is assigned threshold, target and maximum award levels that are expressed as a percentage of his or her base salary. Selected officers, managers and other key employees are eligible to participate in the LTI Plan. Participants are recommended by the CEO and approved by the Compensation Committee and are assigned to a specific eligibility level. For executive officers, (i) if threshold performance objectives are attained, the incentive award opportunities range from 19% to 38%; (ii) if target performance objectives are attained, the incentive award opportunities range from 63% to 125%; and (iii) if maximum performance objectives are attained, the incentive award opportunities range from 94% to 188%. The threshold award level is not the minimum award, but is the award at the threshold performance level. Awards are expressed as dollar targets and become payable in common shares issued under the Stock Plans at the end of each three-year performance period based on the overall performance of the Corporation during such period. A new three-year period begins each January, beginning January 1, 2005. Participants must be employed by the Corporation at the end of a performance period in order to receive an award. Employees joining the Corporation after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period.
          For the first performance period (January 2005 — December 2007), the Compensation Committee has established the following performance measures: return on equity, reserve replacement ratio, and production growth. At the discretion of the Compensation Committee, additional metrics may be added to individual participants.
          Best in Class. In 2005, the Company also established a Best in Class program for all employees of the Corporation, including executive officers. The purpose of the program is to recognize and financially reward the collective efforts of all the Corporation’s employees in achieving sustained industry leading performance and the enhancement of shareholder value.
          Under the Best in Class program, on January 1, 2005 or the employment date if subsequent to January 1, 2005, all employees of the Corporation, including the Named Executive Officers, received a contingent award of stock units equal to $50,000 worth of the Corporation’s common stock based on the high and low average share price on the date of grant. Employees joining the Corporation after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period. The number of units that will vest and become payable is based on the Corporation’s performance relative to the industry during a three-year performance period beginning January 1, 2005 and ending December 31, 2007 and are set at threshold (50%), target (100%) and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock.
          The emphasis of this plan is to recognize and reward the Corporation’s employees for performance that is recognized in the industry as clearly outstanding. Performance metrics will be developed and measured by an accepted third party research organization. The total vested award will be the sum of the vesting percentage for each metric. The maximum units that may be vested is 150% of the original award. Performance results will be determined after the end of the performance period and publication of the applicable industry reports. A participant must be employed when payments are made in order to receive an award. Employees joining the Corporation after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period.
          In determining the awards granted to executives in 2005 under the Stock Plans, the Compensation Committee considered a number of factors, including previous grants under the Stock Plans and long-term incentive plans as well as the executive’s participation in the Company’s Incentive Plan, LTI Plan and Best in Class program. In addition, the awards in 2005 were based upon an analysis of the value of long-term incentive plan awards made by the Corporation’s competitive peer group. The Compensation Committee also evaluated the performance of the Corporation, the performance and responsibility of the particular executive, and the desirability of providing a particular executive with an adequate incentive to remain with the Corporation. In addition, options were granted to Messrs. Smith and Picquet in connection with their initial employment with the Corporation.
Compensation of Chief Executive Officer
          The compensation levels for the components of Mr. Watford’s compensation during 2005 were established by the Compensation Committee in the manner described above for each of the components of executive compensation. In addition to the factors described above, the Compensation Committee also took into consideration Mr. Watford’s substantial experience and standing in the industry in determining his base salary and other components of compensation.
          For 2005, Mr. Watford’s base salary was $425,000, as established in the Employment Agreement. Under the Incentive Plan, Mr. Watford’s maximum bonus attainable was set at 188% of base salary. A portion of the award is based on the achievement of predetermined organizational performance objectives and a portion is discretionary based on a subjective evaluation of Mr. Watford’s performance by the Compensation Committee, which may be influenced by the performance of individual business segments. Based on the Company’s attainment of the performance measures in 2005, plus the discretionary component awarded, Mr. Watford received a bonus of $1,000,000.
          During 2005, Mr. Watford received a grant of 100,000 stock options, all upon the same general terms and conditions approved by the Compensation Committee for all management level employees. As additional long-term compensation, Mr. Watford is a participant in the 2005 LTI Plan. He is also a participant in the Best in Class program on the same basis as other eligible employees. If the Corporation does not achieve the performance goals under the LTI Plan and the Best in Class program, Mr. Watford will not receive any compensation under these plans.

Dr. W. Charles Helton
Mr. Robert E. Rigney
Mr. James E. Nielson

Performance Graph
     The following graph compares the yearly percentage change in the Corporation’s cumulative total shareholder return on its common shares with the cumulative total return of the S&P’s Composite 500 Index and the AMEX Composite Index. For this purpose, the yearly percentage change in the Corporation’s cumulative total shareholder return is calculated by dividing (a) the sum of the dividends paid during the “measurement period,” and the difference between the price for the Corporation’s shares at the end and the beginning of the measurement period, by (b) the price for the Corporation’s common shares at the beginning of the measurement period. “Measurement period” means the period beginning at the market close on the last trading day before the beginning of the Corporation’s fifth preceding fiscal year, through and including the end of the Corporation’s most recently completed fiscal year. The Corporation first became listed on the American Stock Exchange (the “AMEX”) on January 17, 2001; therefore, the Corporation’s graph reflects the four preceding fiscal years through and a partial year for 2001 this includes the end of the Corporation’s most recently completed fiscal year. The graph gives effect to the two-for-one stock split effective May 10, 2005 applied retroactively.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires the Corporation’s directors and executive officers, and persons who own more than ten percent of a registered class of the Corporation’s equity securities, to file with the Commission and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Corporation.
     To the Corporation’s knowledge, based solely on a review of the copies of such section 16(a) reports furnished to the Corporation and written representations that no other reports were required, the Corporation believes that all reporting obligations of the Corporation’s officers, directors and greater than ten percent shareholders under Section 16(a) were satisfied during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth, as of April 11, 2006, certain information with respect to ownership of the Corporation’s common shares as to (a) all persons known to the Corporation to be the beneficial owners of more than five percent of the Corporation’s outstanding common shares, (b) each director, (c) each of the executive officers named in the Summary Compensation Table, and (d) all executive officers and directors of the Corporation as a group. Unless otherwise indicated, all common shares are owned directly and each owner has sole voting and investment power with respect to such shares listed next to their names in the following table.
     The information as to shares beneficially owned has been obtained from filings made by the named beneficial owners with the Commission as of April 11, 2006, or, in the case of executive officers and directors of the Corporation has been furnished by such individuals.

	Number of	Percent of
Name of Beneficial Owner	Common Shares	Class (a)
Directors and Executive Officers:
Michael D. Watford (b)	6,333,159	4.1%
W. Charles Helton (c)	1,578,715	1.0%
James E. Nielson (d)	387,207	*
Robert E. Rigney (e)	1,715,535	1.1%
James C. Roe (f)	563,567	*
Stephen R. Kneller (g)	774,574	*
George M. Patterson (h)	386,000	*
William R. Picquet (i)	251,000	*
Marshall D. Smith(j)	225,000	*
Common shares all directors and executive officers own as a group (9 persons) (k)	12,214,757	7.9%
Morgan Stanley (l) 1585 Broadway New York, NY 10036	15,848,433	10.2%

*	Less than 1%

(a)	As of April 11, 2006 there were 155,364,264 common shares outstanding.

(b)	Includes 100,000 common shares issuable upon exercise of vested options; 4,355,312 common shares issuable upon exercise of vested options owned by Watford Interests Ltd.; and 1,683,462 shares owned by Watford Interests, Ltd. directly. Watford Interests Ltd. is a family partnership in which Mr. Watford has a beneficial interest.

(c)	Includes 160,000 common shares issuable upon exercise of vested options and 68,000 shares owned by the Helton Family Foundation in which Dr. Helton has shared voting power.

(d)	Includes 40,000 common shares issuable upon exercise of vested options.

(e)	Includes 360,000 common shares issuable upon exercise of vested options.

(f)	Includes 140,000 common shares issuable upon exercise of vested options.

(g)	Includes 710,000 common shares issuable upon exercise of vested options.

(h)	Includes 70,000 common shares issuable upon exercise of vested options.

(i)	Includes 250,000 common shares issuable upon exercise of vested options.

(j)	Includes 225,000 common shares issuable upon exercise of vested options.

(k)	Includes 6,410,312 common shares issuable upon exercise of vested options.

(l)	Information is based upon a Schedule 13G filed with the Commission on February 15, 2006 by Morgan Stanley as a parent company. Morgan Stanley represents that it has sole voting and dispositive power over 15,690,061 shares of Ultra common stock and shared voting and dispositive power over 11,586 shares of Ultra common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.
     The Audit Committee of the Board of Directors selected KPMG LLP as the independent registered public accounting firm of the Company for 2005.
     Audit Fees Paid to Independent Auditors. Fees paid for professional services rendered related to the audit of the Corporation’s annual financial statements and review of the quarterly financial statements by KPMG LLP including out-of-pocket expenses, were $238,395 in 2004 and $906,176 in 2005.
     Audit-related Fees. There were no audit-related fees paid in 2004 or 2005.
     Tax Fees. Tax Fees are for services rendered by Grant Thorton LLP related to advice and tax planning. The Company has elected not to use its current principal accountant for tax services. Fees paid to Grant Thorton LLP for tax related services were $62,500 in 2004 and $135,207 in 2005.
     All Other Fees. There were no other fees paid to KPMG LLP or Grant Thorton LLP in 2004 or 2005.
     All of the services provided by the Corporation’s independent auditors during 2004 and 2005 were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax, and other services performed by the Company’s independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting. The Audit Committee, after review and discussion with KPMG LLP of the Company’s pre-approval policies and procedures, determined that the provision of these services in accordance with such policies and procedures was compatible with maintaining KPMG LLP’s independence.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
3.3*	Articles of Amendment to Articles of Incorporation.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.
Date: April 24, 2006
	By:	/s/ Michael D. Watford

Michael D. Watford
Chairman of the Board, President
and Chief Executive Officer

Signature	Title	Date
/s/ Michael D. Watford	Chairman of the Board, Chief	April 24, 2006

Michael D. Watford	Executive Officer, and President
(principal executive officer)

/s/ Marshall D. Smith	Chief Financial Officer	April 24, 2006

Marshall D. Smith	(principal financial officer)

/s/ Kristen J. Marron	Financial Reporting Manager	April 24, 2006

Kristen J. Marron	(principal accounting officer)

/s/ W. Charles Helton	Director	April 24, 2006

W. Charles Helton

/s/ James E. Nielson	Director	April 24, 2006

James E. Nielson

/s/ Robert E. Rigney	Director	April 24, 2006

Robert E. Rigney

/s/ James C. Roe	Director	April 24, 2006

James C. Roe

3.3*	Articles of Amendment to Articles of Incorporation.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith