Form 10-Q
period 2006-03-31
ULTRA PETROLEUM CORP
filed 2006-05-08
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
(281) 876-0120
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of May 2, 2006 was 155,547,929.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Natural gas sales	$117,792,848	$73,950,973
Oil sales	33,457,394	15,413,043

	151,250,242	89,364,016

Expenses:
Production expenses and taxes	24,842,626	16,614,588
Depletion and depreciation	18,640,141	11,239,509
General and administrative expenses	4,202,345	3,176,361

	47,685,112	31,030,458

Operating income	103,565,130	58,333,558

Other (expense) income:
Interest expense	(171,781)	(900,643)
Interest income	573,053	74,865

	401,272	(825,778)

Income for the period, before income tax provision	103,966,402	57,507,780

Income tax provision	36,492,207	20,185,231

Net income for the period	67,474,195	37,322,549
Retained earnings, beginning of period	393,588,558	165,288,311

Retained earnings, end of period	$461,062,753	$202,610,860

Net income per common share – basic	$0.43	$0.25

Net income per common share – diluted	$0.41	$0.23

Weighted average common shares outstanding – basic	155,220,836	150,862,214

Weighted average common shares outstanding – diluted	163,204,385	160,950,546

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Expressed in U.S. Dollars)	Three Months Ended
	March 31,
	2006	2005
Cash provided by (used in):

Operating activities:
Net income for the period	$67,474,195	$37,322,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	18,640,141	11,239,509
Deferred income taxes	29,957,207	20,185,231
Stock compensation	668	614,576
Net changes in non-cash working capital:
Restricted cash	(581)	(412)
Accounts receivable	8,900,403	10,339,753
Inventory	711,000	(675,463)
Prepaid expenses and other current assets	7,402	(2,560,819)
Accounts payable and accrued liabilities	(269,022)	15,528,963
Other long-term obligations	6,413,817	248,147
Taxes payable	2,970,010	—

Net cash provided by operating activities	134,805,240	92,242,034

Investing activities:
Oil and gas property expenditures	(73,199,932)	(53,816,245)
Change in capital cost accrual	(10,148,123)	(18,726,012)
Inventory	981,635	(9,512,988)
Purchase of capital assets	(139,039)	(74,059)

Net cash used in investing activities	(82,505,459)	(82,129,304)

Financing activities:
Borrowings on long-term debt, gross	–	13,000,000
Payments on long-term debt, gross	–	(28,000,000)
Tax benefit realized from share options exercised	1,741,003	–
Proceeds from exercise of options	2,360,352	5,568,316

Net cash provided by (used in) financing activities	4,101,355	(9,431,684)

Increase in cash during the period	56,401,136	681,046
Cash and cash equivalents, beginning of period	44,394,775	16,932,661

Cash and cash equivalents, end of period	$100,795,911	$17,613,707

Supplemental disclosures of cash flow information Non-cash tax benefit of stock options exercised	$3,024,435	$16,225,922

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)
	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$100,795,911	$44,394,775
Restricted cash	214,480	213,899
Accounts receivable	66,755,628	75,656,031
Deferred tax asset	234	—
Inventory	19,779,550	22,062,585
Prepaid expenses and other current assets	120,642	128,044

Total current assets	187,666,445	142,455,334

Oil and gas properties, net, using the full cost method of accounting
Proved	662,314,858	612,960,790
Unproved	95,878,333	89,702,465
Capital assets	2,050,358	2,147,528

Total assets	$947,909,994	$847,266,117

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$49,028,839	$49,297,861
Current taxes payable	6,535,000	3,564,990
Capital cost accrual	36,731,166	46,879,289

Total current liabilities	92,295,005	99,742,140

Deferred income tax liability	182,679,460	155,746,465
Other long-term obligations	27,133,936	20,576,574

Shareholders’ equity
Share capital	185,932,490	178,806,030
Treasury stock	(1,193,650)	(1,193,650)
Retained earnings	461,062,753	393,588,558

Total shareholders’ equity	645,801,593	571,200,938

Total liabilities and shareholders’ equity	$947,909,994	$847,266,117

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
1. SIGNIFICANT ACCOUNTING POLICIES:
The accompanying financial statements, other than the balance sheet data as of December 31, 2005, are unaudited and were prepared from the Company’s records. Balance sheet data as of December 31, 2005 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.
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
(f) Oil and gas properties: The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment on a country-by-country basis. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.
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
(g) Inventories: Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location and the Company uses the weighted average method to record its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Crude oil product inventory at March 31, 2006 includes depletion and lease operating expenses of $155,000 associated with the Company’s crude oil production in China. Drilling and completion supplies inventory of $19.8 million primarily includes the cost of pipe that will be utilized during the 2006 drilling program.
(h) Derivative transactions: The Company has, in the past, used derivative instruments as one way to manage its exposure to commodity prices. As of March 31, 2006, the Company had no open derivative contracts to manage its price risk on its production.
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
(j) Earnings per share: Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect. The earnings per share information has been updated to reflect the 2 for 1 stock split on May 10, 2005.
     The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$67,474,195	$37,322,549

Weighted average common shares outstanding during the period	155,220,836	150,862,214

Effect of dilutive instruments	7,983,549	10,088,332

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	163,204,385	160,950,546

Basic earnings per share	$0.43	$0.25

Diluted earnings per share	$0.41	$0.23

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
(m) Accounting for share-based compensation: On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $668, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005. See Note 5 for additional information.
SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Under SFAS No. 123R, share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Income for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As of December 31, 2005, all stock options granted to date had fully vested. Compensation expense attributable to awards granted subsequent to January 1, 2006 is recognized using the straight-line method. As share-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
Under SFAS No. 123 (and APB No. 25), the Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. For additional information, see Note 5. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB 107 using a Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
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
(o) Impact of recently issued accounting pronouncements: As of January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application of voluntary changes in accounting principles, unless it is impracticable. The Company does not expect this standard to have a material impact on its financial statements.
2. ASSET RETIREMENT OBLIGATIONS:
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has recorded a liability of $3,744,893 ($2,975,289 U.S and $769,604 China) to account for future obligations associated with its assets in both the United States and China.

3. OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2006	2005
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$767,101,312	$700,425,880
Acquisition, equipment, exploration, drilling and environmental costs — China	44,312,399	43,890,413
Less accumulated depletion, depreciation and amortization – Domestic	(133,136,985)	(118,172,467)
Less accumulated depletion, depreciation and amortization – China	(15,961,868)	(13,183,036)

	662,314,858	612,960,790

Unproven Properties:
Acquisition and exploration costs – Domestic	17,584,361	17,647,300
Acquisition and exploration costs — China	78,293,972	72,055,165

	$758,193,191	$702,663,255

4. LONG-TERM LIABILITIES:

	March 31,	December 31,
	2006	2005
Bank indebtedness	—	—
Other long-term obligations	27,133,936	20,576,574

	$27,133,936	$20,576,574

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $800 million and a commitment amount of $200 million at November 14, 2005. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At March 31, 2006, the Company had no amounts outstanding and $200 million unused and available under the current committed amount.
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
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of March 31, 2006, the Company was in compliance with required covenants of the bank facility.
The debt outstanding under the credit facility is secured by a majority of the Company’s proved domestic oil and gas properties.
Other long-term obligations: These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations (See Note 2).
5. SHARE BASED COMPENSATION
Share-Based Payment Arrangements
The Company’s Stock Incentive Plans are administered by the Board of Directors (the “Plan Administrator”). The Plan Administrator may make awards of stock options to employees, directors, officers and consultants of the Company as long as the aggregate number of common shares issuable to any one person pursuant to incentives does not exceed 5% of the number of common shares outstanding at the time of the award. In addition, no participant may receive during any fiscal year of the Company’s awards of incentives covering an aggregate of more than 500,000 common shares. The Plan Administrator determines the vesting requirements and any vesting restrictions or forfeitures that occur in certain circumstances. Incentives may not have an exercise period longer than 10 years. The exercise price of the stock may not be less than the fair market value of the common shares at the time of award, where “fair market value” means the weighted average trading price of the common shares for the five trading days preceding the date of the award.

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
The purpose of the 2005 Stock Incentive Plan is to foster and promote the long-term financial success of the Company and to increase shareholder value by attracting, motivating and retaining key employees, consultants and directors and providing such participants in the 2005 Stock Incentive Plan with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with those of the Company’s shareholders, thus enabling such participants to share in the long-term growth and success of the Company. To accomplish these goals, the 2005 Stock Incentive Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, and other stock-based awards, some of which may require the satisfaction of performance-based criteria in order to be payable to participants. The 2005 Stock Incentive Plan is an important component of the total compensation package offered to employees and directors, reflecting the importance that the Company places on motivating and rewarding superior results with long-term, performance-based incentives.
The purposes of the 2000 Option Plan and the 1998 Stock Plan are: (i) to associate the interests of management of the Company and its subsidiaries and affiliates closely with the stockholders to generate an increased incentive to contribute to the Company’s future success and prosperity, thus enhancing the value of the Company for the benefit of its stockholders; (ii) to maintain competitive compensation levels thereby attracting and retaining highly competent and talented directors, employees and consultants; and (iii) to provide an incentive to such management for continuous employment with the Company.
Accounting for share-based compensation
In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Accordingly, the Company adopted SFAS No. 123R as of January 1, 2006.
SFAS No. 123R provides specific guidance on income tax accounting and clarifies how SFAS No. 109, “Accounting for Income Taxes”, should be applied to stock-based compensation. For example, the expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS No. 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS No. 123. This requirement will reduce net operating cash flows and increase net financing cash flows in periods. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
Valuation and Expense Information under SFAS 123R
The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the three months ended March 31, 2006 which was allocated as follows:

Three Months
Ended
March 31, 2006
Total cost of share-based payment plans	$325,114
Amounts capitalized in inventory and fixed assets	—
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—
Amounts charged against income, before income tax benefit	$668
Amount of related income tax benefit recognized in income	$234

Cumulative effect from adoption of SFAS No. 123R on :

Income from continuing operations	$668
Income before income taxes	668
Net income	434
Cash flow from operations	—
Cash flow from financing activities	$1,741,003
Basic earnings per share	—
Diluted earnings per share	—

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based n the U.S. Treasury yield curve in effect at the time of grant. There were no options granted to executives during the first quarter of 2006.

Non-Executives
Expected volatility	45.70%
Expected dividends	0%
Expected term (in years)	2.75
Risk free rate	4.84%
Expected forfeiture rate	25.00%
Securities Authorized for Issuance Under Equity Compensation Plans
As of March 31, 2006, the Corporation had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Corporation’s previously approved stock incentive plans. (Upon exercise, shares issued will be newly issued shares).

Number of
	Securities to		Number of Securities
	Be Issued		Remaining Available for
	Upon	Weighted-	Future Issuance Under
	Exercise	Average	Equity Compensation
	of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected in
Plan Category	Options	Options	the First Column)

Equity compensation plans approved by security holders	9,234,900	$9.03	11,104,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	9,234,900	$9.03	11,104,000
Changes in Stock Options and Stock Options Outstanding
The following table summarizes the changes in stock options for the year ended December 31, 2005 and the three months ended March 31, 2006:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2004	12,703,400	$0.26 to $24.31

Granted	1,529,000	$23.90 to $58.71
Exercised	(4,793,700)	$0.32 to $25.68
Forfeited	(50,000)	$25.68 to $25.68

Balance, December 31, 2005	9,388,700	$0.26 to $58.71

Granted	15,000	$63.14 to $63.14
Exercised	(168,800)	$0.57 to $33.80
Forfeited	—	—
Expired	—	—

Balance, March 31, 2006	9,234,900	$0.26 to $63.14

The following tables summarize information about the stock options outstanding at March 31, 2006:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
Range of Exercise	Number	Remaining	Exercise Price	Intrinsic Value
Price ($US)	Outstanding	Contractual Life	($US)	($US)
$0.38 - 0.46	2,627,500	2.83	$0.46	$162,511,065
$0.25 – 0.57	800,000	4.05	$0.35	$49,568,000
$1.49 – 2.61	1,400,000	4.96	$1.91	$84,566,400
$3.91 – 4.43	680,000	6.11	$4.39	$39,384,400
$4.83 - 7.10	931,200	7.11	$5.04	$53,328,304
$11.68 - 24.21	1,439,000	8.06	$15.99	$66,650,770
$23.90 - 58.71	1,342,200	9.24	$35.48	$36,014,330
$63.14 - 63.14	15,000	10.00	$63.14	—

	Options Exercisable
		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Range of Exercise	Number	Contractual	Exercise Price	Intrinsic Value
Price ($US)	Exercisable	Life	($US)	($US)
$0.38 - 0.46	2,627,500	2.83	$0.46	$162,511,065
$0.25 – 0.57	800,000	4.05	$0.35	$49,568,000
$1.49 – 2.61	1,400,000	4.96	$1.91	$84,566,400
$3.91 – 4.43	680,000	6.11	$4.39	$39,384,400
$4.83 - 7.10	931,200	7.11	$5.04	$53,328,304
$11.68 - 24.21	1,439,000	8.06	$15.99	$66,650,770
$23.90 - 58.71	1,342,200	9.24	$35.48	$36,014,330
$63.14 - 63.14	—	—	—	—
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $62.31 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 9,219,900.
The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2006 was $21.67. The total intrinsic value of share options exercised during the three months ended March 31, 2006 was $8.6 million.
At March 31, 2006, there was $243,167 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of one year.
Prior to adoption of SFAS No. 123R on January 1, 2006, the Company followed SFAS No. 123 which allowed for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25 provided that pro forma results of operations were disclosed for those options granted. Accordingly, the Company accounted for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts: (The earnings per share amounts have been adjusted to reflect the 2 for 1 stock split on May 10, 2005).

Three Months Ended
March 31, 2005
Net income as reported:	$37,322,549
Add: Stock based employee compensation, net of tax	—

Deduct: Stock based employee compensation, net of tax	(1,844,100)

Pro Forma	$35,478,449

Basic Earnings per share:
As Reported	$0.25
Pro Forma	$0.24

Diluted Earnings per share:
As Reported	$0.23
Pro Forma	$0.22
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at March 31, 2005:

Expected volatility	38.40%
Expected dividends	0%
Expected term (in years)	6.50
Risk free rate	3.57%
Expected forfeiture rate	Actual forfeitures
PERFORMANCE SHARE PLANS:
Long-Term Incentive Plan
Also in 2005, the Corporation adopted a Long-Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and give key employees the opportunity to share in the long-term performance of the Corporation by achieving specific corporate financial and operational goals. Under the LTIP, the Compensation Committee establishes certain performance measures at the beginning of each three-year overlapping performance period. Performance measures may vary for performance periods. In the event of a change of control of the Corporation, all outstanding awards are paid at target levels in cash. The event of a change of control is not currently probable.

Each participant in the LTIP is assigned threshold, target and maximum award levels that are expressed as a percentage of his or her base salary. Selected officers, managers and other key employees are eligible to participate in the LTIP. Participants are recommended by the CEO and approved by the Compensation Committee and are assigned to a specific eligibility level. The participation levels are as follows (the respective percentage award is calculated based upon the participant’s base salary at the beginning of the award period), (i) if threshold performance objectives are attained, the incentive award opportunities range from 6% to 38%; (ii) if target performance objectives are attained, the incentive award opportunities range from 20% to 125%; and (iii) if maximum performance objectives are attained, the incentive award opportunities range from 30% to 188%. The threshold award level is not the minimum award, but is the award at the threshold performance level. Awards are expressed as dollar targets and become payable in common shares issued under the Stock Plans at the end of each three-year performance period based on the overall performance of the Corporation during such period. A new three-year period begins each January, beginning January 1, 2005. Participants must be employed by the Corporation at the end of a performance period in order to receive an award. Employees joining the Corporation after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period.
For the first performance period (January 2005 — December 2007), the Compensation Committee has established the following performance measures: return on equity, reserve replacement ratio, and production growth. At the discretion of the Compensation Committee, additional metrics may be added to individual participants.
For the three months ended March 31, 2006, the Company recognized $122,757 and $126,402 in pre-tax compensation expense related to the 2005 LTIP and 2006 LTIP, respectively. The amounts recognized during the first quarter of 2006 assumes that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation expense, estimated at March 31, 2006, for the three year performance periods would be approximately $1.6 million and $1.5 million (before taxes) related to the 2005 LTIP and 2006 LTIP, respectively.
Best in Class
In 2005, the Company also established a Best in Class program for all employees of the Corporation, including executive officers. The purpose of the program is to recognize and financially reward the collective efforts of all the Corporation’s employees in achieving sustained industry leading performance and the enhancement of shareholder value.
Under the Best in Class program, on January 1, 2005 or the employment date if subsequent to January 1, 2005, all employees of the Corporation received a contingent award of stock units equal to $50,000 worth of the Corporation’s common stock based on the average of the high and low share price on the date of grant. Employees joining the Corporation after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period. The number of units that will vest and become payable is based on the Corporation’s performance relative to the industry during a three-year performance period beginning January 1, 2005 and ending December 31, 2007 and are set at threshold (50%), target (100%) and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock.
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
For the three months ended March 31, 2006, the Company recognized $207,954 in pre-tax compensation expense related to the Best in Class Incentive Compensation Plan. The amount recognized during the first quarter of 2006 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation expense, estimated at March 31, 2006, for the entire three year performance period would be approximately $3.4 million before income taxes.
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

	Three Months Ended March 31,
	2006			2005
	Domestic	China	Total	Domestic	China	Total
Oil and gas sales	$125,818,264	$25,431,978	$151,250,242	$78,910,389	$10,453,627	$89,364,016

Costs and Expenses:
Depletion and depreciation	15,256,929	3,383,212	18,640,141	9,669,509	1,570,000	11,239,509
Lease operating expenses	2,409,388	2,787,000	5,196,388	1,985,306	1,454,000	3,439,306
Production taxes	14,625,254	1,271,637	15,896,891	9,022,063	522,676	9,544,739
Gathering	3,749,347	—	3,749,347	3,630,543	—	3,630,543

Operating income	89,777,346	17,990,129	107,767,475	54,602,968	6,906,951	61,509,919

General and administrative			4,202,345			3,176,361
Other (income) expense			(401,272)			825,778

Income before income taxes			$103,966,402			$57,507,780

Capital expenditures	$66,539,139	$6,660,793	$73,199,932	$46,602,144	$7,214,101	$53,816,245

Net oil and gas properties	$651,548,688	$106,644,503	$758,193,191	$418,851,914	$98,200,384	$517,052,298

7. LONG TERM CONTRACTS:
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
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated all amounts are expressed in U.S. dollars. We operate in one industry segment, natural gas and oil exploration and development with two geographical segments; the United States and China.
The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2005 have ranged from $3.84 to $8.64 per Mcf. This volatility could be very detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into derivative and forward sales contracts for gas in southwest Wyoming. The average realization for the Company’s gas during the first quarter of 2006 was $7.13 per Mcf, basis Opal, Wyoming. The Company’s average realized crude oil price for its Bohai Bay production was $54.56 USD per barrel for the quarter ended March 31, 2006
The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 28% production growth on an Mcfe basis during the quarter ended March 31, 2006 as compared to the same quarter in 2005.
The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized to the Company’s cost centers. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Separate cost centers are maintained for the United States and China. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities. Inflation has not had a material impact on the Company’s results of operations and is not expected to have a material impact on the Company’s results of operations in the future.
RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2006 VS. QUARTER ENDED MARCH 31, 2005
During the first quarter of 2006, production increased 28% on an equivalent basis to 20.1 Bcfe from 15.7 Bcfe for the same quarter in 2005 attributable to the Company’s successful drilling activities during 2005 and in the first quarter of 2006 along with continued production in China. Average realized price for natural gas increased 28% to $7.13 per Mcf in the first quarter of 2006 as compared to $5.58 for the first quarter of 2005, such increase contributing to a 69% increase in revenues to $151.3 million as compared to $89.4 million in 2005.
In Wyoming, production costs increased to $2.4 million at March 31, 2006 compared to $2.0 million at March 31, 2005 due to increased production volumes. On a unit of production basis, LOE costs remained flat at $0.14 per Mcfe at March 31, 2006 and March 31, 2005. During the first quarter of 2006 production taxes were $14.6 million compared to $9.0 million during the first quarter of 2005, or $0.85 per Mcfe, compared to $0.65 per Mcfe. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased the costs on a per unit basis. Gathering fees increased slightly to $3.7 million at March 31, 2006 compared to $3.6 million at March 31, 2005. On a per unit basis, gathering fees decreased to $0.22 per Mcfe for the three months ended March 31, 2006 from $0.26 per Mcfe for the same period in 2005. Such decrease is attributable to revised gathering and processing arrangements.
In Wyoming, depletion, depreciation and amortization (“DD&A”) expenses increased to $15.3 million during the quarter ended March 31, 2006 from $9.7 million for the same period in 2005, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $0.88 per Mcfe at March 31, 2006 from $0.70 at March 31, 2005.
In China, production costs were $2.8 million at March 31, 2006 ($1.00 per Mcfe or $5.98 per BOE) compared to $1.5 million ($0.78 per Mcfe and $4.68 per BOE) at March 31, 2005. The increase is attributable to increased production volumes associated with four fields producing during the first quarter of 2006 compared with two during the same period in 2005. Severance taxes in China increased to $1.3 million for the three months ended March 31, 2006 from $0.5 million for the three months ended March 31, 2005. The increase is due to increased production volumes during the period.
DD&A expense in China was $3.4 million ($1.21 per Mcfe or $7.26 per BOE) for the quarter ended March 31, 2006 as compared to $1.6 million ($0.84 per Mcfe or $5.06 per BOE) for the same period in 2005. This increase is attributable to increased production volumes coupled with cost being allocated from unevaluated properties to the full cost pool.
Net income before income taxes increased 81% to $104.0 million for the quarter ended March 31, 2006 from $57.5 million for the same period in 2005. The income tax provision increased 81% to $36.5 million for the three months ended March 31, 2006 as compared to $20.2 million for the three months ended March 31, 2005, attributable to an increase in pre-tax income. The Company’s effective tax rate was 35.1% for the periods ended March 31, 2006 and 2005. For the quarter ended March 31, 2006, net income increased 81% to $67.5 million or $0.41 per diluted share as compared with $37.3 million or $0.23 per diluted share for the same period in 2005.

General and administrative expenses increased 32% to $4.2 million at March 31, 2006 compared to $3.2 million for the same period in 2005. This increase was primarily attributable to increased external audit fees. On a per unit basis, general and administrative expenses increased to $0.21 per Mcfe during the first quarter of 2006 as compared with $0.20 per Mcfe for the same period in 2005.
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
LIQUIDITY AND CAPITAL RESOURCES
During the three month period ended March 31, 2006, the Company relied on cash provided by operations to finance its capital expenditures. The Company participated in the drilling of 31 wells in Wyoming and continued to participate in the exploration and development processes in the China blocks including the ongoing batch drilling program for the development wells. For the three-month period ended March 31, 2006, net capital expenditures were $73.2 million. At March 31, 2006, the Company reported a cash position of $100.8 million compared to $17.6 million at March 31, 2005. Working capital at March 31, 2006 was $95.4 million compared to a working capital deficit at March 31, 2005 of $(4.5) million. As of March 31, 2006, the Company had no bank indebtedness outstanding and other long-term obligations of $27.1 million comprised of items payable in more than one year, primarily related to production taxes.
The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2006, which are currently projected to be $425 million. Of the $425 million budget, the Company plans to spend approximately $400 million of its 2006 budget in Wyoming and approximately $20 million in China with the balance allocated to evaluating other areas. Of the $400 million for Wyoming, the Company plans to drill or participate in an estimated 160 gross wells in 2006, of which approximately 25% will be exploration wells and the remaining will be development wells. Of the $20 million budgeted for China, approximately 33% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2006.
The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $800 million and a commitment amount of $200 million at November 14, 2005. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At March 31, 2006, the Company had no amounts outstanding and $200 million unused and available under the current committed amount.
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
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of March 31, 2006, the Company was in compliance with required covenants of the bank facility.
During the three-months ended March 31, 2006, net cash provided by operating activities was $134.8 million as compared to $92.2 million for the three-months ended March 31, 2005. The increase in cash provided by operating activities was largely attributable to the increase in earnings.
During the three-months ended March 31, 2006, cash used in investing activities was $82.5 million as compared to $82.1 million for the three-months ended March 31, 2005.
During the three-months ended March 31, 2006, cash provided by (used in) financing activities was $4.1 million as compared to ($9.4) million for the three-months ended March 31, 2005. The change is primarily attributable to an absence of repayments under the senior credit facility during the three months ended March 31, 2006 as there were no amounts outstanding.
OFF BALANCE SHEET ARRANGEMENTS
The Company did not have any off-balance sheet arrangements as of March 31, 2006.

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
Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2005 for additional risks related to the Company’s business.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $7.13 per Mcf during the three months ended March 31, 2006.
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
At March 31, 2006, the Company had no open derivative contracts to manage price risk on its natural gas production. The Company also utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to hedge its commodity exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at March 31, 2006. (The Company’s approximate average net interest in physical gas sales is 80%.)

Remaining	Volume –	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
Calendar 2006	70,000	$5.86
The above derivative and forward gas sales contracts represent approximately 24% of the Company’s currently forecasted gas production for the balance of 2006.
ITEM 4 – CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of the Company’s Annual Report of Form 10-K for the year ended December 31, 2005 (“2005 10-K”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2.
The material weaknesses identified by the Company were disclosed in its 2005 10-K, which was filed with the SEC on March 31, 2006. Based on that and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are not effective as a result of the previously-identified material weaknesses in internal control over financial reporting. As reported in the 2005 10-K, management is in the process of taking remedial steps to correct these weaknesses.
(b) Changes in Internal Control Over Financial Reporting
As reported in Item 9A of the 2005 10-K, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses also existed as of March 31, 2006, and therefore are reported in this Form 10-Q:
•	The Company did not maintain effective company level controls. Specifically, (i) certain of its accounting personnel in key roles did not possess an appropriate level of technical expertise, and (ii) the Company’s monitoring of the internal audit function was not sufficient to provide management a basis to assess the quality of the Company’s internal control performance over time. These deficiencies resulted in a more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•	The Company did not have adequate policies and procedures regarding supervisory review of account reconciliations and account and transaction analyses. This deficiency resulted in material errors (as reported in the 2005 10-K) which were corrected prior to the issuance of the Company’s 2005 consolidated financial statements.

•	The Company did not have adequate policies and procedures to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have sufficient personnel with the skills and experience in the application of U.S. generally accepted accounting principles and policies and procedures regarding the preparation and management review of footnote disclosures accompanying the Company’s financial statements. As a result of these deficiencies, material errors were identified in the footnotes to the Company’s preliminary 2005 consolidated financial statements. These errors were corrected by management prior to the issuance of the Company’s 2005 consolidated financial statements.
Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in its 2005 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Due to the fact that these remedial steps have not been completed, the Company performed additional analysis and procedures in order to ensure that the consolidated financial statements contained in this Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively.
In order to remediate the material weakness described in the 2005 10-K, to date the Company has:
•	begun an internal review and assessment process regarding its financial reporting and internal audit functions;

•	engaged Protiviti to (1) review and assess current Sarbanes-Oxley process and control documentation and compliance plans, (2) recommend remediation and project plans for 2006, and (3) assist management with Sarbanes-Oxley compliance requirements during 2006;] and

•	engaged Grant Thornton LLP to assist in identifying and recommending any necessary organization and procedural changes for improving the Company’s controls for the purposes of complying with Sarbanes-Oxley.
Other than as described above, there has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS IN SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
The Board of Directors has set the date for the 2006 annual meeting of stockholders (the “2006 Annual Meeting”) as June 29, 2006, which is more than thirty days after the anniversary date of the 2005 annual meeting. Therefore, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934 and other applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders that May 12, 2006 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2006 Annual Meeting, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2006 Annual Meeting. All stockholder proposals must be in compliance with applicable laws and regulations in order to be considered for inclusion in the proxy statement and form of proxy for the 2006 Annual Meeting. In addition, if we are not notified by such deadline of an intent to present a proposal at our 2006 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting. The foregoing deadlines are later than the deadlines disclosed in the Company’s proxy statement dated March 24, 2005.
Stockholder proposals should be addressed to the Secretary of Ultra Petroleum Corp. at our principal executive offices located at 363 N. Sam Houston Parkway E., Suite 1200, Houston, Texas 77060. Stockholder proposals received by us after May 12, 2006 will be considered untimely and will not be included in our proxy statement for the 2006 Annual Meeting. It is recommended that stockholders submitting proposals use certified mail, return receipt requested, in order to provide proof of timely receipt. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.
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
     3.3 Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
     4.1 Specimen Common Share Certificate – (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
     31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.
Date: May 8, 2006	By:	/s/ Michael D. Watford
		Name:	Michael D. Watford
		Title:	Chief Executive Officer

Date: May 8, 2006

By:	/s/ Marshall D. Smith
	Name:	Marshall D. Smith
	Title:	Chief Financial Officer

EXHIBIT INDEX
     3.1 Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
     3.2 By-Laws of Ultra Petroleum Corp — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
     3.3 Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
     4.1 Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
     31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith