Form 10-Q
period 2006-06-30
ULTRA PETROLEUM CORP
filed 2006-08-04
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 31, 2006 was 153,707,197.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Natural gas sales	$96,044,048	$82,076,643	$213,836,896	$156,027,616
Oil sales	33,848,564	28,558,388	67,305,958	43,971,437

Total operating revenues	129,892,612	110,635,031	281,142,854	199,999,053

Expenses:
Production expenses and taxes	24,829,212	19,626,073	49,671,838	36,240,667
Depletion and depreciation	18,047,788	12,656,404	36,687,929	23,895,913
General and administrative	3,714,045	3,516,253	7,916,390	6,692,611

Total operating expenses	46,591,045	35,798,730	94,276,157	66,829,191

Operating income	83,301,567	74,836,301	186,866,697	133,169,862

Other income (expense):
Interest expense	(139,267)	(1,167,763)	(311,048)	(2,068,406)
Interest income	771,090	118,693	1,344,143	193,558

Total other income (expense)	631,823	(1,049,070)	1,033,095	(1,874,848)

Income, before income tax provision	83,933,390	73,787,231	187,899,792	131,295,014

Income tax provision	33,258,278	25,899,316	69,750,485	46,084,550

Net income	50,675,112	47,887,915	118,149,307	85,210,464
Retained earnings, beginning of period	461,062,753	202,610,860	393,588,558	165,288,311

Retained earnings, end of period	$511,737,865	$250,498,775	$511,737,865	$250,498,775

Income per common share – basic	$0.33	$0.31	$0.76	$0.56

Income per common share – fully diluted	$0.31	$0.30	$0.72	$0.53

Weighted average common shares outstanding - basic	155,223,335	152,929,693	155,222,092	151,903,632

Weighted average common shares outstanding – fully diluted	162,966,067	161,275,842	163,114,589	161,067,073

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. Dollars)

	Six Months Ended
	June 30,
	2006	2005
Cash provided by (used in):
Operating activities:
Net income for the period	$118,149,307	$85,210,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	36,687,929	23,895,913
Deferred income taxes	52,127,827	46,084,550
Excess tax benefit from stock based compensation	(8,057,700)	—
Stock compensation	524,116	1,010,659
Net changes in non-cash working capital:
Restricted cash	(1,244)	(878)
Accounts receivable	3,676,917	(14,652,671)
Inventory	794,000	(155,576)
Prepaid expenses and other current assets	14,804	(17,917)
Accounts payable and accrued liabilities	28,198,271	26,105,193
Deferred revenue	780,311	—
Other long-term obligations	1,092,180	388,552
Taxes payable	3,725,010	(130,000)

Net cash provided by operating activities	237,711,728	167,738,289
Investing activities:
Oil and gas property expenditures	(185,940,120)	(111,001,119)
Change in capital cost accrual	8,777,386	(14,171,171)
Inventory	(2,435,315)	(15,185,448)
Purchase of capital assets	(394,149)	(762,569)

Net cash used in investing activities	(179,992,198)	(141,120,307)
Financing activities:
Borrowings on long-term debt, gross	—	13,000,000
Payments on long-term debt, gross	—	(28,000,000)
Repurchased shares	(73,346,053)	—
Stock issued for compensation	1,741,003	—
Excess tax benefit from stock based compensation	8,057,700	—
Proceeds from exercise of options	6,682,172	8,423,075

Net cash (used in) financing activities	(56,865,178)	(6,576,925)
Increase in cash during the period	854,352	20,041,057
Cash and cash equivalents, beginning of period	44,394,775	16,932,661

Cash and cash equivalents, end of period	$45,249,127	$36,973,718

Supplemental disclosures of Cash Flow information:
Non-cash tax benefit of stock options exercised	—	$24,547,479

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,249,127	$44,394,775
Restricted cash	215,143	213,899
Accounts receivable	71,979,114	75,656,031
Deferred tax asset	249,431	—
Inventory	23,041,500	22,062,585
Prepaid expenses and other current assets	113,240	128,044

Total current assets	140,847,555	142,455,334
Oil and gas properties, net, using the full cost method of accounting
Proved	783,841,375	612,960,790
Unproved	70,472,987	89,702,465
Capital assets	2,068,351	2,147,528

Total assets	$997,230,268	$847,266,117

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$77,696,130	$49,297,861
Deferred revenue	780,311	—
Current taxes payable	7,290,000	3,564,990
Capital cost accrual	55,656,675	46,879,289

Total current liabilities	141,423,116	99,742,140
Deferred income tax liability	200,066,014	155,746,465
Other long-term obligations	22,645,113	20,576,574
Shareholders’ equity
Share capital	122,551,810	178,806,030
Treasury stock	(1,193,650)	(1,193,650)
Retained earnings	511,737,865	393,588,558

Total shareholders’ equity	633,096,025	571,200,938

Total liabilities and shareholders’ equity	$997,230,268	$847,266,117

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
(g) Inventories: Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location and the Company uses the weighted average method to record its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Drilling and completion supplies inventory of $23.0 million primarily includes the cost of pipe that will be utilized during the 2006 drilling program.
(h) Derivative transactions: The Company has, in the past, used derivative instruments as one way to manage its exposure to commodity prices. As of June 30, 2006, the Company had no open derivative contracts to manage its price risk on its production.
The Company, to a larger extent utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to manage its commodity exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2006. (The Company’s approximate average net interest in physical gas sales is 80%.)

Remaining	Volume –	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
Calendar 2006	70,000	$5.86
The above forward gas sales contracts represent approximately 24% of the Company’s currently forecasted gas production for the balance of 2006.
(i) Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. (See Note 9).
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

     The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$50,675,112	$47,887,915	$118,149,307	$85,210,464

Weighted average common shares outstanding during the period	155,223,335	152,929,693	155,222,092	151,903,632

Effect of dilutive instruments	7,742,732	8,346,149	7,892,497	9,163,441

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	162,966,067	161,275,842	163,114,589	161,067,073

Basic earnings per share	$0.33	$0.31	$0.76	$0.56

Diluted earnings per share	$0.31	$0.30	$0.72	$0.53

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
The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2006 was $324,116, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options recognized during the six months ended June 30, 2005. See Note 5 for additional information.
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
Under SFAS No. 123R, share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Income for the six months ended June 30, 2006 includes compensation expense for share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As of December 31, 2005, all stock options granted to date had fully vested. Compensation expense attributable to awards granted subsequent to January 1, 2006 is recognized using the straight-line method. As share-based compensation expense recognized in the Consolidated Statements of Income for the first six months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
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
(o) Impact of recently issued accounting pronouncements: As of January 1, 2006, the Company adopted SFAS No. 154, “Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application of voluntary changes in accounting principles, unless it is impracticable. The Company does not expect this standard to have a material impact on its financial statements.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the Company, the provisions of FIN No. 48 are effective January 1, 2007. The Company is evaluating what impact FIN No. 48 will have, but currently believes that its implementation will not have a material impact on consolidated results of operations, financial position or liquidity.
2. ASSET RETIREMENT OBLIGATIONS:
The Company has recorded a liability of $4,577,707 ($3,312,922 U.S and $1,264,785 China) to account for the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

3. OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2006	2005
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$863,739,272	$700,425,880
Acquisition, equipment, exploration, drilling and environmental costs — China	86,869,443	43,890,413
Less accumulated depletion, depreciation and amortization — Domestic	(148,220,228)	(118,172,467)
Less accumulated depletion, depreciation and amortization — China	(18,547,112)	(13,183,036)

	783,841,375	612,960,790

Unproven Properties:
Acquisition and exploration costs — Domestic	27,159,855	17,647,300
Acquisition and exploration costs — China	43,313,132	72,055,165

	$854,314,362	$702,663,255

4. LONG-TERM LIABILITIES:

	June 30,	December 31,
	2006	2005
Bank indebtedness	—	—
Other long-term obligations	22,645,113	20,576,574

	$22,645,113	$20,576,574

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $950 million and a commitment amount of $200 million. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At June 30, 2006, the Company had no amounts outstanding and $200 million unused and available under the current committed amount.
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
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of June 30, 2006, the Company was in compliance with required covenants of the bank facility.
Any debt outstanding under the credit facility is secured by a majority of the Company’s proved domestic oil and gas properties.
Other long-term obligations: These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations (See Note 2).

5. SHARE BASED COMPENSATION
Share-Based Payment Arrangements
The Company’s Stock Incentive Plans are administered by the Board of Directors (the “Plan Administrator”). The Plan Administrator may make awards of stock options to employees, directors, officers and consultants of the Company as long as the aggregate number of common shares issuable to any one person pursuant to incentives does not exceed 5% of the number of common shares outstanding at the time of the award. In addition, no participant may receive during any fiscal year of the Company’s awards of incentives covering an aggregate of more than 500,000 common shares. The Plan Administrator determines the vesting requirements and any vesting restrictions or forfeitures that occur in certain circumstances. Incentives may not have an exercise period longer than 10 years. The exercise price of the stock may not be less than the fair market value of the common shares at the time of award, where “fair market value” means the average high and low trading price of the common shares on the date of the award.
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
Accounting for share-based compensation
In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Accordingly, the Company adopted SFAS No. 123R as of January 1, 2006.
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

Valuation and Expense Information under SFAS 123R
The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the six months ended June 30, 2006 which was allocated as follows:

Six Months
Ended
June 30, 2006
Total cost of share-based payment plans	$610,947
Amounts capitalized in inventory and oil and gas properties	286,831
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—
Amounts charged against income, before income tax benefit	$324,116
Amount of related income tax benefit recognized in income	$113,765
Cumulative effect from adoption of SFAS No. 123R on :
Income from continuing operations	$324,116
Income before income taxes	$324,116
Net income	$210,351
Cash flow from operations	$(8,057,700)
Cash flow from financing activities	$8,057,700
Basic earnings per share	—
Diluted earnings per share	—
The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Non-Executives	Executives
Expected volatility	45.0–45.8%	43.5%
Expected dividends	0%	0%
Expected term (in years)	2.75–4.70	3.58
Risk free rate	4.84–5.03%	4.84%
Expected forfeiture rate	25.0%	25.0%
Securities Authorized for Issuance Under Equity Compensation Plans
As of June 30, 2006, the Corporation had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Corporation’s previously approved stock incentive plans. (Upon exercise, shares issued will be newly issued shares).

Number of
	Securities to		Number of Securities
	Be Issued		Remaining Available for
	Upon	Weighted-	Future Issuance Under
	Exercise	Average	Equity Compensation
	of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected in
Plan Category	Options	Options	the First Column)
Equity compensation plans approved by security holders	9,089,266	$9.94	10,924,034
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	9,089,266	$9.94	10,924,034

Changes in Stock Options and Stock Options Outstanding
The following table summarizes the changes in stock options for the year ended December 31, 2005 and the six months ended June 30, 2006:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)
Balance, December 31, 2004	12,703,400	$0.25 to $ 24.31

Granted	1,529,000	$23.90 to $ 58.71
Exercised	(4,793,700)	$0.32 to $ 25.68
Forfeited	(50,000)	$25.68 to $ 25.68

Balance, December 31, 2005	9,388,700	$0.26 to $ 58.71

Granted	194,966	$57.65 to $ 67.73
Exercised	(494,400)	$0.46 to $ 40.00
Forfeited	—	—
Expired	—	—

Balance, June 30, 2006	9,089,266	$0.25 to $ 67.73

The following tables summarize information about the stock options outstanding at June 30, 2006:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
Range of Exercise	Number	Remaining	Exercise Price	Intrinsic Value
Price ($US)	Outstanding	Contractual Life	($US)	($US)
$0.38 — 0.46	2,577,500	2.59	$0.46	$151,582,965
$0.25 — 0.57	760,000	3.79	$0.34	$44,788,000
$1.49 — 2.61	1,380,000	4.71	$1.90	$79,177,200
$3.91 — 4.43	665,000	5.86	$4.40	$36,490,700
$4.83 — 7.10	856,600	6.86	$5.05	$46,445,918
$11.68 — 24.21	1,399,000	7.81	$15.96	$60,584,210
$23.90 — 58.71	1,256,200	8.98	$35.43	$29,952,792
$57.65 — 67.73	194,966	9.78	$62.59	$46,800

	Options Exercisable
		Weighted	Weighted
		Average	Average	Aggregate
Range of Exercise	Number	Remaining	Exercise Price	Intrinsic Value
Price ($US)	Exercisable	Contractual Life	($US)	($US)
$0.38 — 0.46	2,577,500	2.59	$0.46	$151,582,965
$0.25 — 0.57	760,000	3.79	$0.34	$44,788,000
$1.49 — 2.61	1,380,000	4.71	$1.90	$79,177,200
$3.91 — 4.43	665,000	5.86	$4.40	$36,490,700
$4.83 — 7.10	856,600	6.86	$5.05	$46,445,918
$11.68 — 24.21	1,399,000	7.81	$15.96	$60,584,210
$23.90 — 58.71	1,256,200	8.98	$35.43	$29,952,792
$57.65 — 67.73	—	—	—	—
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $59.27 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 8,894,300.
The weighted-average grant-date fair value of share options granted during the six months ended June 30, 2006 was $24.60. The total intrinsic value of share options exercised during the six months ended June 30, 2006 was $24.4 million.
At June 30, 2006, there was $2,986,533 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported:	$47,887,915	$85,210,464
Deduct: Stock based employee compensation, net of tax	(1,649,332)	(3,492,631)

Pro Forma	$46,238,583	$81,717,833
Basic Earnings per share:
As Reported	$0.31	$0.56
Pro Forma	$0.30	$0.54
Diluted Earnings per share:
As Reported	$0.30	$0.53
Pro Forma	$0.29	$0.51
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at June 30, 2005:

Expected volatility	30.8%
Expected dividends	0.0%
Expected term (in years)	6.50
Risk free rate	3.83% — 4.32%
Expected forfeiture rate	Actual forfeitures
PERFORMANCE SHARE PLANS:
Long-Term Incentive Plan
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
The Compensation Committee has established the following performance measures for the 2005 LTIP and 2006 LTIP: return on equity, reserve replacement ratio, and production growth. At the discretion of the Compensation Committee, additional metrics may be added to individual participants.

For the six months ended June 30, 2006, the Company recognized $335,678 and $344,547 in pre-tax compensation expense related to the 2005 LTIP and 2006 LTIP, respectively. The amounts recognized during the first six months of 2006 assumes that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation expense, estimated at June 30, 2006, for the three year performance periods would be approximately $2.1 million and $2.3 million (before taxes) related to the 2005 LTIP and 2006 LTIP, respectively.
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
For the six months ended June 30, 2006, the Company recognized $544,168 in pre-tax compensation expense related to the Best in Class Incentive Compensation Plan. The amount recognized during the first six months of 2006 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation expense, estimated at June 30, 2006, for the entire three year performance period would be approximately $4.1 million before income taxes.
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

	Three Months Ended June 30,
	2006			2005
	Domestic	China	Total	Domestic	China	Total

Oil and gas sales	$104,821,164	$25,071,448	$129,892,612	$87,899,347	$22,735,684	$110,635,031

Costs and Expenses:
Depletion and depreciation	15,376,562	2,671,226	18,047,788	10,236,718	2,419,686	12,656,404
Lease operating expenses	2,398,072	1,926,000	4,324,072	2,032,364	2,166,000	4,198,364
Production taxes	12,048,702	4,093,723	16,142,425	10,204,694	1,136,784	11,341,478
Gathering	4,362,715	—	4,362,715	4,086,231	—	4,086,231

Segment operating income	70,635,113	16,380,499	87,015,612	61,339,340	17,013,214	78,352,554

General and administrative			3,714,045			3,516,253
Other expense (income)			(631,823)			1,049,070

Income before income taxes			$83,933,390			$73,787,231

Capital expenditures	$105,645,183	$7,095,005	$112,740,188	$53,416,720	$3,768,152	$57,184,872

Net oil and gas properties	$742,678,899	$111,635,463	$854,314,362	$462,252,103	$100,247,513	$562,499,616

	Six Months Ended June 30,
	2006			2005
	Domestic	China	Total	Domestic	China	Total

Oil and gas sales	$230,639,428	$50,503,426	$281,142,854	$166,809,736	$33,189,317	$199,999,053

Costs and Expenses:
Depletion and depreciation	30,633,491	6,054,438	36,687,929	19,906,227	3,989,686	23,895,913
Lease operating expenses	4,807,460	4,713,000	9,520,460	4,017,670	3,620,000	7,637,670
Production taxes	26,673,957	5,365,360	32,039,317	19,226,756	1,659,466	20,886,222
Gathering	8,112,061	—	8,112,061	7,716,775	—	7,716,775

Segment operating income	160,412,459	34,370,628	194,783,087	115,942,308	23,920,165	139,862,473

General and administrative			7,916,390			6,692,611
Other expense (income)			(1,033,095)			1,874,848

Income before income taxes			$187,899,792			$131,295,014

Capital expenditures	$172,184,322	$13,755,798	$185,940,120	$100,018,868	$10,982,251	$111,001,119

Net oil and gas properties	$742,678,899	$111,635,463	$854,314,362	$462,252,103	$100,247,513	$562,499,616
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
8. SHARE REPURCHASE PROGRAM:
On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced an initial program to purchase up to $250.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions.
Ultra Petroleum Corp. (Ultra Petroleum) owns 100% of UP Energy Corporation (UP Energy), which in turn owns 100% of Ultra Resources, Inc. (Ultra Resources). Ultra Resources may, from time to time, repurchase Ultra Petroleum publicly traded stock. On settlement, the repurchased stock will be transferred to Ultra Resources. The stock repurchase will be funded with cash held in an Ultra Resources bank account or the Company’s senior credit facility.
At June 30, 2006, the Company had repurchased 1,430,574 shares of its common stock for an aggregate $73.3 million at a weighted average price of $51.27 per share.
9. INCOME TAXES:
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
In conjunction with the share repurchase program described in Note 8, a stock distribution to Ultra Petroleum from Ultra Resources is treated as a dividend for U.S. tax purposes to the extent of earnings and profits of UP Energy and Ultra Resources. U.S. tax rules, including rules under the U.S.-Canada Income Tax Treaty, require a 5% withholding tax when a U.S. corporation distributes a dividend to its sole corporate Canadian shareholder.

The following table summarizes the components of Income Tax Expense for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Current tax expense-China	$7,290,000	—	13,825,000	—
Withholding taxes-stock distribution	3,797,658	—	3,797,658	—
Deferred tax expense	22,170,620	25,899,316	52,127,827	46,084,550

Total Income Tax Expense	$33,258,278	$25,899,316	$69,750,485	$46,084,550

10. LEGAL PROCEEDINGS:
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
The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2005 have ranged from $3.84 to $8.64 per Mcf. This volatility could be very detrimental to the Company’s financial performance. The Company seeks to limit the impact of commodity price movements on its results by entering into forward sales contracts for gas in southwest Wyoming, and to a lesser extent, derivative instruments. The average realization for the Company’s gas during the first six months of 2006 was $6.49 per Mcf, basis Opal, Wyoming. The Company’s average realized crude oil price for its Bohai Bay production was $59.33 USD per barrel for the six months ended June 30, 2006.
The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 18% production growth on an Mcfe basis during the six months ended June 30, 2006 as compared to the same period in 2005.
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
RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2006 VS. QUARTER ENDED JUNE 30, 2005
During the quarter ended June 30, 2006, production increased 10% on an equivalent basis to 19.5 Bcfe from 17.7 Bcfe for the same quarter in 2005 attributable to the Company’s successful drilling activities during 2005 and in the first half of 2006 along with continued production in China. Average realized price for natural gas remained flat at $5.85 per Mcf in the quarter ended June 30,

2006 compared to the same period in 2005 while realized oil prices on our China production increased 44% to $65.10 per barrel during the second quarter of 2006 from $45.18 per barrel during the same period in 2005. The increase in production combined with higher realized oil prices contributed to a 17% increase in revenues for the quarter ended June 30, 2006 to $129.9 million as compared to $110.6 million in 2005.
In Wyoming, production costs increased to $2.4 million for the quarter ended June 30, 2006 compared to $2.0 million during the same period in 2005 due to increased production volumes. On a unit of production basis, LOE costs remained flat at $0.14 per Mcfe during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. During the quarter ended June 30, 2006 production taxes were $12.0 million compared to $10.2 million during the same period in 2005, or $0.70 per Mcfe during both quarters ended June 30, 2006 and 2005. Production taxes are calculated based on a percentage of revenue from production. Gathering fees increased slightly to $4.4 million during the second quarter of 2006 compared to $4.1 million during the quarter ended June 30, 2005. On a per unit basis, gathering fees decreased to $0.25 per Mcfe for the three months ended June 30, 2006 from $0.28 per Mcfe for the same period in 2005. This decrease is attributable to revised gathering and processing arrangements.
In Wyoming, depletion, depreciation and amortization (“DD&A”) expenses increased to $15.4 million during the quarter ended June 30, 2006 from $10.2 million for the same period in 2005, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $0.89 per Mcfe for the quarter ended June 30, 2006 from $0.70 per Mcfe for the same period in 2005.
In China, production costs were $1.9 million during the second quarter ending June 30, 2006 ($0.83 per Mcfe or $5.00 per BOE) compared to $2.2 million ($0.72 per Mcfe or $4.30 per BOE) during the same quarter in 2005. The decrease in production costs is largely attributable to decreased production during the quarter ended June 30, 2006 compared to the same period in 2005. Severance taxes in China increased to $4.1 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. The increase is largely due to $2.8 million in Petroleum Special Profits Tax levied by the Chinese government beginning in March 2006.
DD&A expense in China was $2.7 million ($1.16 per Mcfe or $6.94 per BOE) for the quarter ended June 30, 2006 as compared to $2.4 million ($0.80 per Mcfe or $4.81 per BOE) for the same period in 2005. This increase is attributable to higher DD&A rates as a result of costs being allocated from unevaluated properties to the full cost pool offset in part by decreased production volumes.
Net income before income taxes increased 14% to $83.9 million for the quarter ended June 30, 2006 from $73.8 million for the same period in 2005. The income tax provision increased 28% to $33.3 million for the three months ended June 30, 2006 compared to $25.9 million for the three months ended June 30, 2005, attributable to the increase in pre-tax income combined with $3.8 million in withholding tax associated with the Company’s share repurchase program (See Note 9). The Company’s effective income tax rate was 35.1% for the quarters ended June 30, 2006 and 2005. For the quarter ended June 30, 2006, net income increased 6% to $50.7 million or $0.31 per diluted share as compared with $47.9 million or $0.30 per diluted share for the same period in 2005.
General and administrative expenses increased slightly by 6% to $3.7 million during the quarter ended June 30, 2006 compared to $3.5 million for the same period in 2005. On a per unit basis, general and administrative expenses decreased to $0.19 per Mcfe during the second quarter of 2006 compared with $0.20 per Mcfe for the same period in 2005.
SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005
During the six-months ended June 30, 2006, production increased 18% on an equivalent basis to 39.6 Bcfe from 33.6 Bcfe for the same six-month period in 2005. The increase is primarily attributable to the additional wells drilled and completed during 2005 along with the increased drilling and completion during the first six-months of 2006. Increased production coupled with average realized prices for natural gas increasing 13% to $6.49 per Mcf during the six month period ended June 30, 2006 from $5.72 per Mcf for the same period in 2005 contributed to a 41% increase in revenues to $281.1 million compared to $200.0 million in 2005.
In Wyoming, production costs increased to $4.8 million for the six months ended June 30, 2006 compared to $4.0 million during the same period in 2005 due to increased production volumes. On a unit of production basis, LOE costs remained flat at $0.14 per Mcfe during the six months ended June 30, 2006 as compared to the same period ended June 30, 2005. During the six months ended June 30, 2006 production taxes were $26.7 million compared to $19.2 million during the same period in 2005, or $0.77 per Mcfe during six months ended June 30, 2006 as compared to $0.67 per Mcfe during the first half of 2005. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased the costs on a per unit basis. Gathering fees increased slightly to $8.1 million during the first half of 2006 compared to $7.7 million during the six months ended June 30, 2005.

On a per unit basis, gathering fees decreased to $0.24 per Mcfe for the six months ended June 30, 2006 from $0.27 per Mcfe for the same period in 2005. This decrease is attributable to revised gathering and processing arrangements.

In Wyoming, DD&A expenses increased to $30.6 million during the first half of 2006 from $19.9 million for the same period in 2005, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $0.89 per Mcfe for the six months ended June 30, 2006 from $0.70 per Mcfe for the same period in 2005.
In China, production costs were $4.7 million during the six months ending June 30, 2006 ($0.92 per Mcfe or $5.54 per BOE) compared to $3.6 million ($0.72 per Mcfe or $4.31 per BOE) during the same period in 2005. The increase is attributable to increased production volumes associated with six fields producing during 2006 compared with two during the same period in 2005. Severance taxes in China increased to $5.4 million for the six months ended June 30, 2006 from $1.7 million for the same period in 2005. The increase is due $2.8 million in Petroleum Special Profits Tax levied by the Chinese government beginning in March 2006 combined with increase production volumes.
DD&A expense in China was $6.1 million ($1.19 per Mcfe or $7.11 per BOE) for the first half of 2006 as compared to $4.0 million ($0.79 per Mcfe or $4.75 per BOE) for the same period in 2005. This increase is largely attributable to higher DD&A rates as a result of costs being allocated from unevaluated properties to the full cost pool.
Net income before income taxes increased 43% to $187.9 million for the six months ended June 30, 2006 from $131.3 million for the same period in 2005. The income tax provision increased 51% to $69.8 million for the six months ended June 30, 2006 as compared to $46.1 million for the six months ended June 30, 2005, attributable to an increase in pre-tax income combined with $3.8 million in withholding tax associated with the Company’s share repurchase program (See Note 9). The Company’s effective income tax rate was 35.1% for the six months ended June 30, 2006 and 2005. For the six months ended June 30, 2006, net income increased 39% to $118.1 million or $0.72 per diluted share as compared with $85.2 million or $0.53 per diluted share for the same period in 2005.
General and administrative expenses increased by 18% to $7.9 million during the first half of 2006 compared to $6.7 million for the same period in 2005. On a per unit basis, general and administrative expenses remained flat at $0.20 per Mcfe during the six months ended June 30, 2006 and 2005.
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
LIQUIDITY AND CAPITAL RESOURCES
During the six month period ended June 30, 2006, the Company relied on cash provided by operations to finance its capital expenditures. The Company participated in the drilling of 63 wells in Wyoming and continued to participate in the exploration and development processes in the China blocks including the ongoing batch drilling program for the development wells. For the six month period ended June 30, 2006, net capital expenditures were $185.9 million. At June 30, 2006, the Company reported a cash position of $45.2 million compared to $37.0 million at June 30, 2005. Working capital at June 30, 2006 was a deficit of $0.6 million compared to working capital at June 30, 2005 of $28.4 million. As of June 30, 2006, the Company had no bank indebtedness outstanding and other long-term obligations of $22.6 million comprised of items payable in more than one year, primarily related to production taxes.
The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2006, which are currently projected to be $450 million. Of the $450 million budget, the Company plans to spend approximately $400 million of its 2006 budget in Wyoming and approximately $20 million in China with the balance allocated to evaluating other areas. Of the $400 million for Wyoming, the Company plans to drill or participate in an estimated 160 gross wells in 2006, of which approximately 25% will be exploration wells and the remaining will be development wells. Of the $20 million budgeted for China, approximately 33% will be for exploratory/appraisal activity and the balance will be for development activity. The Company currently has no budget for acquisitions in 2006.
The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $950 million and a commitment amount of $200 million. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At June 30, 2006, the Company had no amounts outstanding and $200 million unused and available under the current committed amount.
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
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of June 30, 2006, the Company was in compliance with required covenants of the bank facility.
During the six months ended June 30, 2006, net cash provided by operating activities was $237.7 million, a 42% increase over the $167.7 million for the six months ended June 30, 2005. The increase in net cash provided by operating activities was largely attributable to the increase in production combined with increased realized average prices during the first half of 2006.
During the six months ended June 30, 2006, net cash used in investing activities was $180.0 million as compared to $141.1 million for the six months ended June 30, 2005. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities.
During the six months ended June 30, 2006, net cash used in financing activities was $56.9 million as compared to $6.6 million for the six months ended June 30, 2005. The change in net financing activities is primarily attributable to shares repurchased under the Company’s share repurchase program during the quarter ended June 30, 2006. (See Part II, Item 2).
OFF BALANCE SHEET ARRANGEMENTS
The Company did not have any off-balance sheet arrangements as of June 30, 2006.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $6.49 per Mcf during the six months ended June 30, 2006.
The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company may, from time to time and to a lesser extent, use derivative instruments as one way to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its production. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices the Company receives. Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as a cash flow hedge.
The Company to a larger extent utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to manage its commodity exposure. At June 30, 2006, the Company had no open derivative contracts to manage price risk on its natural gas production. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2006. (The Company’s approximate average net interest in physical gas sales is 80%.)

Remaining	Volume –	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
Calendar 2006	70,000	$5.86
The above forward gas sales contracts represent approximately 24% of the Company’s currently forecasted gas production for the balance of 2006.
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
The material weaknesses identified by the Company were disclosed in its 2005 10-K, which was filed with the SEC on March 31, 2006. Based on that and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective as a result of the previously-identified material weaknesses in internal control over financial reporting. As reported in the 2005 10-K and in the Company’s Report on Form 10-Q for the quarter ended March 31, 2006, management is in the process of taking remedial steps to correct these weaknesses.
(b) Changes in Internal Control Over Financial Reporting
As reported in Item 9A of the 2005 10-K, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses also existed as of June 30, 2006, and therefore are reported in this Form 10-Q:
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
In order to remediate the material weaknesses described in the 2005 10-K, to date the Company has:
•	implemented an internal review and assessment process regarding its financial reporting and internal audit functions;

•	begun a reorganization and alignment of its financial reporting and internal audit functions;

•	engaged Protiviti to (1) review and assess current Sarbanes-Oxley process and control documentation and compliance plans, (2) recommend remediation and project plans for 2006, and (3) assist management with Sarbanes-Oxley compliance requirements during 2006; and

•	engaged Grant Thornton LLP to assist in identifying and recommending any necessary organization and procedural changes for improving the Company’s controls for the purposes of complying with Sarbanes-Oxley.

Other than as described above, there has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
			Purchased as Part of	may yet be Purchased
	Total Number of Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
April 1 — April 30, 2006	—	—	—	—

May 1 — May 31, 2006	283,417	$ 56.29	283,417	$984 million

June 1 — June 30, 2006	1,147,157	$ 50.03	1,147,157	$927 million

TOTAL	1,430,574	$ 51.27	1,430,574	$927 million

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced an initial program to purchase up to $250.0 million of shares of its common stock through open market transactions or privately negotiated transactions.
ITEM 3. DEFAULTS IN SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
The Company held its annual meeting on June 29, 2006. At the annual meeting the entire board of directors of the Company was elected. The votes cast for each of the directors proposed by the Company’s definitive proxy statement on Schedule 14A was as follows:

Michael D. Watford	—	112,854,066 voted in favor, zero voted against and 1,796,457 votes withheld.
W. Charles Helton	—	113,938,218 voted in favor, zero voted against and 712,305 votes withheld.
James E. Nielson	—	113,834,568 voted in favor, zero voted against and 815,955 votes withheld.
James C. Roe	—	113,834,138 voted in favor, zero voted against and 816,385 votes withheld.
Robert E. Rigney	—	113,797,774 voted in favor, zero voted against and 852,749 votes withheld.

The shareholders of the Company approved the appointment of Ernst & Young, LLP as the Company’s independent auditors for 2006. There were 114,488,383 votes in favor of approval of the appointment of Ernst & Young, LLP as the Company’s auditors, zero votes against and 162,140 votes withheld.
The shareholders of the Company voted against the shareholder proposal with 51,823,501 votes against and 14,914,241 votes in favor of the proposal.
A total of 114,650,523 shares were voted by 250 shareholders, representing 74% of the Company’s outstanding shares.
ITEM 5. OTHER INFORMATION
None.
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

ULTRA PETROLEUM CORP.
Date: August 4, 2006	By:	/s/ Michael D. Watford
		Name:	Michael D. Watford
		Title:	Chairman, President and Chief Executive Officer

Date: August 4, 2006

	By:	/s/ Marshall D. Smith
		Name:	Marshall D. Smith
		Title:	Chief Financial Officer

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