Form 10-Q
period 2006-09-30
ULTRA PETROLEUM CORP
filed 2006-11-02
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 20, 2006 was 151,950,897.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In U.S. Dollars)
Revenues:
Natural gas sales	$116,364,900	$110,665,181	$330,201,795	$266,692,797
Oil sales	29,001,147	23,714,106	96,307,105	67,685,543

Total operating revenues	145,366,047	134,379,287	426,508,900	334,378,340

Expenses:
Production expenses and taxes	29,207,499	22,718,722	78,879,336	58,959,388
Depletion and depreciation	22,541,118	13,270,825	59,229,047	37,166,738
General and administrative	4,225,197	4,019,706	12,141,587	10,712,319

Total operating expenses	55,973,814	40,009,253	150,249,970	106,838,445
Operating income	89,392,233	94,370,034	276,258,930	227,539,895

Other income (expense):
Interest expense	(872,120)	(787,604)	(1,183,167)	(2,856,011)
Interest income	284,952	177,463	1,629,094	371,020

Total other income (expense)	(587,168)	(610,141)	445,927	(2,484,991)

Income, before income tax provision	88,805,065	93,759,893	276,704,857	225,054,904
Income tax provision	36,329,569	32,909,724	106,080,054	78,994,271

Net income	52,475,496	60,850,169	170,624,803	146,060,633
Retained earnings, beginning of period	511,737,865	250,498,775	393,588,558	165,288,311

Retained earnings, end of period	$564,213,361	$311,348,944	$564,213,361	$311,348,944

Income per common share — basic	$0.34	$0.40	$1.10	$0.96

Income per common share — fully diluted	$0.33	$0.38	$1.05	$0.90

Weighted average common shares outstanding — basic	153,350,518	153,719,760	154,591,379	152,515,660

Weighted average common shares outstanding — fully diluted	160,919,594	162,231,248	162,446,569	161,538,906

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In U.S. Dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$170,624,803	$146,060,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	59,229,047	37,166,738
Deferred income taxes	82,908,405	78,994,271
Excess tax benefit from stock based compensation	(9,515,806)	—
Stock compensation	1,021,632	2,271,832
Net changes in non-cash working capital:
Restricted cash	(2,007)	(1,399)
Accounts receivable	(12,075,313)	(7,127,575)
Inventory	794,000	(292,776)
Prepaid expenses and other current assets	21,956	644,321
Accounts payable and accrued liabilities	32,296,436	16,708,441
Deferred revenue	1,506,580	137,500
Other long-term obligations	5,255,044	4,474,803
Taxes payable	(3,174,990)	(195,000)

Net cash provided by operating activities	328,889,787	278,841,789

Investing activities:
Oil and gas property expenditures	(342,537,507)	(188,197,911)
Change in capital cost accrual	34,798,341	(3,604,699)
Inventory	(2,555,087)	(18,938,712)
Purchase of capital assets	(565,615)	(881,165)

Net cash used in investing activities	(310,859,868)	(211,622,487)

Financing activities:
Borrowings on long-term debt, gross	110,000,000	22,000,000
Payments on long-term debt, gross	—	(99,000,000)
Repurchased shares	(174,318,943)	—
Stock issued for compensation	1,741,003	—
Excess tax benefit from stock based compensation	9,515,806	—
Proceeds from exercise of options	7,492,982	16,051,102

Net cash used in financing activities	(45,569,152)	(60,948,898)

(Decrease)/Increase in cash during the period	(27,539,233)	6,270,404
Cash and cash equivalents, beginning of period	44,394,775	16,932,661

Cash and cash equivalents, end of period	$16,855,542	$23,203,065

Supplemental disclosures of Cash Flow information:
Non-cash tax benefit of stock options exercised	—	$39,352,436

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
	(In U.S. Dollars)
Assets

Current assets
Cash and cash equivalents	$16,855,542	$44,394,775
Restricted cash	215,906	213,899
Accounts receivable	87,731,344	75,656,031
Deferred tax asset	501,381	—
Inventory	23,161,272	22,062,585
Prepaid expenses and other current assets	106,088	128,044

Total current assets	128,571,533	142,455,334
Oil and gas properties, net, using the full cost method of accounting
Proved	918,543,819	612,960,790
Unproved	70,882,131	89,702,465
Capital assets	2,013,150	2,147,528

Total assets	$1,120,010,633	$847,266,117

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$81,894,297	$49,297,861
Deferred revenue	1,506,580	—
Current taxes payable	390,000	3,564,990
Capital cost accrual	81,677,630	46,879,289

Total current liabilities	165,468,507	99,742,140
Long-term debt	110,000,000	—
Deferred income tax liability	229,640,436	155,746,465
Other long-term obligations	27,239,113	20,576,574
Shareholders’ equity
Share capital	24,642,866	178,806,030
Treasury stock	(1,193,650)	(1,193,650)
Retained earnings	564,213,361	393,588,558

Total shareholders’ equity	587,662,577	571,200,938

Total liabilities and shareholders’ equity	$1,120,010,633	$847,266,117

ULTRA PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Nine months ended September 30, 2006 and 2005 expressed in U.S. dollars unless otherwise noted)
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
(g) Inventories: Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location and the Company uses the weighted average method to record its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Drilling and completion supplies inventory of $23.2 million primarily includes the cost of pipe that will be utilized in the Company’s drilling activities.
(h) Derivative transactions: The Company has, in the past, used derivative instruments as one way to manage its exposure to commodity prices. As of September 30, 2006, the Company had no open derivative contracts to manage its price risk on its production.
The Company, to a larger extent utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to manage its commodity exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2006. (The Company’s approximate average net interest in physical gas sales is 80%.)

Remaining	Volume -	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
Calendar 2006	70,000	$5.86
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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income	$52,475,496	$60,850,169	$170,624,803	$146,060,633

Weighted average common shares outstanding during the period	153,350,518	153,719,760	154,591,379	152,515,660
Effect of dilutive instruments	7,569,076	8,511,488	7,855,190	9,023,246

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	160,919,594	162,231,248	162,446,569	161,538,906

Basic earnings per share	$0.34	$0.40	$1.10	$0.96

Diluted earnings per share	$0.33	$0.38	$1.05	$0.90

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
The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the nine months ended September 30, 2006 was $721,633, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options recognized during the nine months ended September 30, 2005. (See Note 5 for additional information.)
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
Under SFAS No. 123R, share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Income for the nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As of December 31, 2005, all stock options granted to date had fully vested. Compensation expense attributable to awards granted subsequent to January 1, 2006 is recognized using the straight-line method. As share-based compensation expense recognized in the Consolidated Statements of Income for the first nine months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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
Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because (1) the Company’s employee stock options have certain characteristics that are significantly different from traded options, and (2) changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB 107 using a Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the Company, the provisions of FIN No. 48 are effective January 1, 2007. The Company is evaluating what impact FIN No. 48 will have, but currently believes that its implementation will not have a material impact on consolidated results of operations, financial position or liquidity.
In September 2006, the SEC staff issued Staff Accounting Bulletin 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements and concludes that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. For the Company, the provisions of SAB 108 are effective January 1, 2007. The Company does not expect that the implementation of SAB 108 will have a material impact on consolidated results of operations, financial position or liquidity.

2. ASSET RETIREMENT OBLIGATIONS:
The Company has recorded a liability of $5,008,843 ($3,730,078 U.S and $1,278,765 China) at September 30, 2006 to account for the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.
3. OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2006	2005
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$1,015,620,232	$700,425,880
Acquisition, equipment, exploration, drilling and environmental costs — China	91,935,200	43,890,413
Less accumulated depletion, depreciation and amortization — Domestic	(167,493,316)	(118,172,467)
Less accumulated depletion, depreciation and amortization — China	(21,518,297)	(13,183,036)

	918,543,819	612,960,790

Unproven Properties:
Acquisition and exploration costs — Domestic	27,418,418	17,647,300
Acquisition and exploration costs — China	43,463,713	72,055,165

	$989,425,950	$702,663,255

4. LONG-TERM LIABILITIES:

	September 30,	December 31,
	2006	2005
Bank indebtedness	$110,000,000	$—
Other long-term obligations	27,239,113	20,576,574

	$137,239,113	$20,576,574

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $950 million and a commitment amount of $200 million. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At September 30, 2006, the Company had $110.0 million outstanding and $90.0 million unused and available under the current committed amount.
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
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of September 30, 2006, the Company was in compliance with required covenants of the bank facility.
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

5. SHARE BASED COMPENSATION:
Share-Based Payment Arrangements
The Company’s Stock Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Plan Administrator”). The Plan Administrator may make awards of stock options to employees, directors, officers and consultants of the Company as long as the aggregate number of common shares issuable to any one person pursuant to incentives does not exceed 5% of the number of common shares outstanding at the time of the award. In addition, no participant may receive during any fiscal year of the Company’s awards of incentives covering an aggregate of more than 500,000 common shares. The Plan Administrator determines the vesting requirements and any vesting restrictions or forfeitures that occur in certain circumstances. Incentives may not have an exercise period longer than 10 years. The exercise price of the stock may not be less than the fair market value of the common shares at the time of award, where “fair market value” means the average high and low trading price of the common shares on the date of the award.
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
Accounting for share-based compensation
In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Accordingly, the Company adopted SFAS No. 123R as of January 1, 2006.
SFAS No. 123R provides specific guidance on income tax accounting and clarifies how SFAS No. 109, “Accounting for Income Taxes,” should be applied to stock-based compensation. For example, the expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS No. 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS No. 123. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Valuation and Expense Information under SFAS 123R
The following table summarizes share-based compensation expense related to employee stock options under SFAS 123R for the nine months ended September 30, 2006 which was allocated as follows:

Nine Months
Ended
September 30, 2006
Total cost of share-based payment plans	$1,405,980
Amounts capitalized in inventory and oil and gas properties	684,347
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—
Amounts charged against income, before income tax benefit	$721,633
Amount of related income tax benefit recognized in income	$253,293
Cumulative effect from adoption of SFAS No. 123R on :
Income from continuing operations	$721,633
Income before income taxes	$721,633
Net income	$468,340
Cash flow from operations	$(9,515,806)
Cash flow from financing activities	$9,515,806
Basic earnings per share	—
Diluted earnings per share	—
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

	Non-Executives	Executives
Expected volatility	44.2-45.8%	43.5%
Expected dividends	0%	0%
Expected term (in years)	2.75-4.71	3.58
Risk free rate	4.56-5.03%	4.84%
Expected forfeiture rate	20.0%	20.0%
Securities Authorized for Issuance Under Equity Compensation Plans
As of September 30, 2006, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. (Upon exercise, shares issued will be newly issued shares).

Number of
	Securities to		Number of Securities
	Be Issued		Remaining Available for
	Upon	Weighted-	Future Issuance Under
	Exercise	Average	Equity Compensation
	of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected in
Plan Category	Options	Options	the First Column)
Equity compensation plans approved by security holders	9,085,256	$10.24	10,856,044
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	9,085,256	$10.24	10,856,044

Changes in Stock Options and Stock Options Outstanding
The following table summarizes the changes in stock options for the year ended December 31, 2005 and the nine months ended September 30, 2006:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)
Balance, December 31, 2004	12,703,400	$ 0.25 to $24.31

Granted	1,529,000	$23.90 to $58.71
Exercised	(4,793,700)	$ 0.32 to $25.68
Forfeited	(50,000)	$25.68 to $25.68

Balance, December 31, 2005	9,388,700	$ 0.26 to $58.71

Granted	264,966	$46.05 to $67.73
Exercised	(566,400)	$ 0.46 to $40.00
Forfeited	(2,010)	$63.05 to $63.05
Expired	—	—

Balance, September 30, 2006	9,085,256	$ 0.25 to $67.73

The following tables summarize information about the stock options outstanding at September 30, 2006:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
Range of Exercise	Number	Remaining	Exercise Price	Intrinsic Value
Price ($US)	Outstanding	Contractual Life	($US)	($US)
$0.38 — 0.46	2,577,500	2.33	$0.46	$122,818,065
$0.25 — 0.57	760,000	3.54	$0.34	$36,306,400
$1.49 — 2.61	1,355,000	4.46	$1.90	$62,610,900
$3.91 — 4.43	661,000	5.61	$4.40	$28,894,580
$4.83 — 7.10	856,600	6.61	$5.05	$36,886,262
$11.68 — 24.21	1,359,000	7.56	$15.94	$43,725,770
$23.90 — 58.71	1,253,200	8.73	$35.45	$16,805,110
$46.05 — 67.73	262,956	9.63	$59.54	$41,200

	Options Exercisable
		Weighted	Weighted
		Average	Average	Aggregate
Range of Exercise	Number	Remaining	Exercise Price	Intrinsic Value
Price ($US)	Exercisable	Contractual Life	($US)	($US)
$0.38 — 0.46	2,577,500	2.33	$0.46	$122,818,065
$0.25 — 0.57	760,000	3.54	$0.34	$36,306,400
$1.49 — 2.61	1,355,000	4.46	$1.90	$62,610,900
$3.91 — 4.43	661,000	5.61	$4.40	$28,894,580
$4.83 — 7.10	856,600	6.61	$5.05	$36,886,262
$11.68 — 24.21	1,359,000	7.56	$15.94	$43,725,770
$23.90 — 58.71	1,253,200	8.73	$35.45	$16,805,110
$46.05 — 67.73	—	—	—	—
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $48.11 on September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 8,612,300.
The weighted-average grant-date fair value of share options granted during the nine months ended September 30, 2006 was $24.06 per share. The total intrinsic value of share options exercised during the nine months ended September 30, 2006 was $25.9 million.
At September 30, 2006, there was $3,693,488 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

Prior to adopting of SFAS No. 123R on January 1, 2006, the Company followed SFAS No. 123 which allowed for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25 provided that pro forma results of operations were disclosed for those options granted. Accordingly, the Company accounted for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts: (The earnings per share amounts have been adjusted to reflect the 2 for 1 stock split on May 10, 2005).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported:	$60,850,169	$146,060,633
Deduct: Stock based employee compensation, net of tax	(3,842,861)	(7,335,492)

Pro Forma	$57,007,308	$138,725,141
Basic Earnings per share:
As Reported	$0.40	$0.96
Pro Forma	$0.37	$0.91
Diluted Earnings per share:
As Reported	$0.38	$0.90
Pro Forma	$0.35	$0.86
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at September 30, 2005:

Expected volatility	30.8% — 37.31%
Expected dividends	0.0%
Expected term (in years)	6.50
Risk free rate	3.83% — 4.32%
Expected forfeiture rate	Actual forfeitures
PERFORMANCE SHARE PLANS:
Long-Term Incentive Plan
In 2005, the Company adopted a Long-Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and give key employees the opportunity to share in the long-term performance of the Company by achieving specific corporate financial and operational goals. Under the LTIP, the Compensation Committee establishes certain performance measures at the beginning of each three-year overlapping performance period. Performance measures may vary for performance periods. In the event of a change of control of the Company all outstanding awards are paid at target levels in cash. The event of a change of control is not currently probable.
Each participant in the LTIP is assigned threshold, target and maximum award levels that are expressed as a percentage of his or her base salary. Selected officers, managers and other key employees are eligible to participate in the LTIP. Participants are recommended by the CEO and approved by the Compensation Committee and are assigned to a specific eligibility level. The participation levels are as follows (the respective percentage award is calculated based upon the participant’s base salary at the beginning of the award period), (i) if threshold performance objectives are attained, the incentive award opportunities range from 6% to 38%; (ii) if target performance objectives are attained, the incentive award opportunities range from 20% to 125%; and (iii) if maximum performance objectives are attained, the incentive award opportunities range from 30% to 188%. The threshold award level is not the minimum award, but is the award at the threshold performance level. Awards are expressed as dollar targets and become payable in common shares issued under the Company’s stock incentive plans at the end of each three-year performance period based on the overall performance of the Company during such period. A new three-year period begins each January, beginning January 1, 2005. Participants must be employed by the Company at the end of a performance period in order to receive an award. Employees joining the Company after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period.
The Compensation Committee has established the following performance measures for the 2005 LTIP and 2006 LTIP: return on equity, reserve replacement ratio, and production growth. At the discretion of the Compensation Committee, additional metrics may be added to individual participants.

For the nine months ended September 30, 2006, the Company recognized $317,039 and $310,173 in pre-tax compensation expense related to the 2005 LTIP and 2006 LTIP, respectively. The amounts recognized during the first nine months of 2006 assumes that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation expense, estimated at September 30, 2006, for the three year performance periods would be approximately $2.1 million and $2.2 million (before taxes) related to the 2005 LTIP and 2006 LTIP, respectively.
Best in Class
In 2005, the Company also established a Best in Class program for all full-time employees of the Company, including executive officers. The purpose of the program is to recognize and financially reward the collective efforts of all the Company’s employees in achieving sustained industry leading performance and the enhancement of shareholder value.
Under the Best in Class program, on January 1, 2005 or the employment date if subsequent to January 1, 2005, all employees of the Company received a contingent award of stock units equal to $50,000 worth of the Company’s common stock based on the average of the high and low share price on the date of grant. Employees joining the Company after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period. The number of units that will vest and become payable is based on the Company’s performance relative to the industry during a three-year performance period beginning January 1, 2005 and ending December 31, 2007 and are set at threshold (50%), target (100%) and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock.
The emphasis of this plan is to recognize and reward the Company’s employees for performance that is recognized in the industry as clearly outstanding. Performance metrics will be developed and measured by an accepted third party research organization. The total vested award will be the sum of the vesting percentage for each metric. The maximum units that may be vested is 150% of the original award. Performance results will be determined after the end of the performance period and publication of the applicable industry reports. A participant must be employed when payments are made in order to receive an award.
For the nine months ended September 30, 2006, the Company recognized $94,883 in pre-tax compensation expense related to the Best in Class Incentive Compensation Plan. The amount recognized during the first nine months of 2006 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation expense, estimated at September 30, 2006, for the entire three year performance period would be approximately $2.0 million before income taxes.
6. SEGMENT INFORMATION:
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

	Three Months Ended September 30,
	2006			2005
	Domestic	China	Total	Domestic	China	Total
Oil and gas sales	$127,533,212	$17,832,835	$145,366,047	$118,736,583	$15,642,704	$134,379,287
Costs and Expenses:
Depletion and depreciation	19,555,958	2,985,160	22,541,118	12,121,758	1,149,067	13,270,825
Lease operating expenses	5,410,445	2,104,000	7,514,445	2,318,646	1,079,000	3,397,646
Production taxes	14,549,006	1,634,791	16,183,797	13,935,435	783,520	14,718,955
Gathering	5,509,257	—	5,509,257	4,602,121	—	4,602,121

Segment operating income	82,508,546	11,108,884	93,617,430	85,758,623	12,631,117	98,389,740
General and administrative			4,225,197			4,019,706
Other expense (income)			587,168			610,141

Income before income taxes			$88,805,065			$93,759,893

Capital expenditures	$151,381,055	$5,216,332	$156,597,387	$72,225,419	$4,762,429	$76,987,848
Net oil and gas properties	$875,545,334	$113,880,616	$989,425,950	$522,558,216	$103,860,873	$626,419,089

	Nine Months Ended September 30,
	2006			2005
	Domestic	China	Total	Domestic	China	Total
Oil and gas sales	$358,172,639	$68,336,261	$426,508,900	$285,546,319	$48,832,021	$334,378,340
Costs and Expenses:
Depletion and depreciation	50,189,449	9,039,598	59,229,047	32,027,985	5,138,753	37,166,738
Lease operating expenses	10,217,905	6,817,000	17,034,905	6,336,316	4,699,000	11,035,316
Production taxes	41,222,962	7,000,151	48,223,113	33,162,191	2,442,986	35,605,177
Gathering	13,621,318	—	13,621,318	12,318,895	—	12,318,895

Segment operating income	242,921,005	45,479,512	288,400,517	201,700,932	36,551,282	238,252,214
General and administrative			12,141,587			10,712,319
Other expense (income)			(445,927)			2,484,991

Income before income taxes			$276,704,857			$225,054,904

Capital expenditures	$323,565,377	$18,972,130	$342,537,507	$172,189,550	$16,008,361	$188,197,911
Net oil and gas properties	$875,545,334	$113,880,616	$989,425,950	$522,558,216	$103,860,873	$626,419,089
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
At September 30, 2006, the Company had repurchased 3,481,032 shares of its common stock for an aggregate $174.3 million at a weighted average price of $50.08 per share.
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

The following table summarizes the components of Income Tax Expense for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,
	2006		2005		2006		2005
	$	Rate	$	Rate	$	Rate	$	Rate
Current:
China	$390,000	0.4%	$—	0.0%	$14,215,000	5.1%	$—	0.0%
Withholding taxes-stock distribution	5,158,991	5.8%	—	0.0%	8,956,649	3.2%	—	0.0%

Deferred tax expense	30,780,578	34.7%	32,909,724	35.1%	82,908,405	30.0%	78,994,271	35.1%

Total Income Tax Provision	$36,329,569	40.9%	$32,909,724	35.1%	$106,080,054	38.3%	$78,994,271	35.1%

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated all amounts are expressed in U.S. dollars. We operate in one industry segment, natural gas and oil exploration and development with two geographical segments: the United States and China.
The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2005 have ranged from $3.84 to $8.64 per Mcf. This volatility could be very detrimental to the Company’s financial performance. The Company seeks to limit the impact of commodity price movements on its results by entering into forward sales contracts for gas in southwest Wyoming, and to a lesser extent, derivative instruments. The average realization for the Company’s gas during the first nine months of 2006 was $6.18 per Mcf compared with $6.14 per Mcf for the same nine month period in 2005. The Company’s average realized crude oil price for its Bohai Bay production was $56.62 USD per barrel for the nine months ended September 30, 2006 as compared to $41.98 USD per barrel for the first nine months of 2005.
The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and by bringing into production the already discovered oilfields in China. The Company delivered 21% production growth on an Mcfe basis during the nine months ended September 30, 2006 as compared to the same period in 2005.
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

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2006 VS. QUARTER ENDED SEPTEMBER 30, 2005
During the quarter ended September 30, 2006, production increased 25% on an equivalent basis to 23.6 Bcfe from 18.8 Bcfe for the same quarter in 2005 attributable to the Company’s successful drilling activities during 2005 and in the first nine months of 2006 including the addition of production from new fields in China. Average realized price for natural gas decreased to $5.68 per Mcf in the quarter ended September 30, 2006 compared to $6.86 per Mcf during the same period in 2005 while realized oil prices on our China production increased 4% to $50.14 per barrel during the third quarter of 2006 from $48.44 per barrel during the same period in 2005. The increase in production combined with higher realized oil prices contributed to an 8% increase in revenues for the quarter ended September 30, 2006 to $145.4 million as compared to $134.4 million in 2005.
In Wyoming, lease operating expense (“LOE”) increased to $5.4 million for the quarter ended September 30, 2006 compared to $2.3 million during the same period in 2005 due to increased production volumes along with increased water disposal costs. On a unit of production basis, LOE costs increased to $0.25 per Mcfe during the three months ended September 30, 2006 as compared to $0.14 per Mcfe for the three months ended September 30, 2005. During the quarter ended September 30, 2006 production taxes were $14.5 million compared to $13.9 million during the same period in 2005, or $0.68 per Mcfe during quarter ended September 30, 2006 and $0.83 per Mcfe during the same period in 2005. The decrease in per unit costs is attributable to the lower realized gas price received during the quarter ended September 30, 2006 as compared to the same period in 2005. Production taxes are calculated based on a percentage of revenue from production. Therefore, the price received impacts the costs on a unit basis. Gathering fees increased to $5.5 million during the third quarter of 2006 compared to $4.6 million during the quarter ended September 30, 2005 largely due to increased production volumes partially offset by revised gathering and processing agreements. On a per unit basis, gathering fees decreased to $0.26 per Mcfe for the three months ended September 30, 2006 from $0.27 per Mcfe for the same period in 2005. This decrease is attributable to revised gathering and processing arrangements.
In Wyoming, depletion, depreciation and amortization (“DD&A”) expenses increased to $19.6 million during the quarter ended September 30, 2006 from $12.1 million for the same period in 2005, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $0.91 per Mcfe for the quarter ended September 30, 2006 from $0.72 per Mcfe for the same period in 2005.
In China, LOE was $2.1 million during the third quarter ended September 30, 2006 ($0.99 per Mcfe or $5.94 per BOE) compared to $1.1 million ($0.56 per Mcfe or $3.36 per BOE) during the same quarter in 2005. The increase in production costs is largely attributable to increased production during the quarter ended September 30, 2006 along with one-time costs associated with new fields coming on production compared to the same period in 2005. Severance taxes in China increased to $1.6 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. The increase is largely due to $0.8 million in Petroleum Special Profits Tax levied by the Chinese government beginning in March 2006.
DD&A expense in China was $3.0 million ($1.40 per Mcfe or $8.40 per BOE) for the quarter ended September 30, 2006 as compared to $1.1 million ($0.59 per Mcfe or $3.54 per BOE) for the same period in 2005. This increase is primarily attributable to higher DD&A rates as a result of costs being allocated from unevaluated properties to the full cost pool as well as increased production volumes.
Net income before income taxes decreased 5% to $88.8 million for the quarter ended September 30, 2006 from $93.8 million for the same period in 2005, primarily as a result of increased DD&A expenses due to a higher depletion rate, due to forecasted increased future development costs. The income tax provision increased 10% to $36.3 million for the three months ended September 30, 2006 compared to $32.9 million for the three months ended September 30, 2005, largely attributable to $5.2 million in withholding tax associated with the Company’s share repurchase program (See Note 9). For the quarter ended September 30, 2006, net income decreased 14% to $52.5 million or $0.33 per diluted share as compared with $60.9 million or $0.38 per diluted share for the same period in 2005.
General and administrative expenses increased slightly to $4.2 million during the quarter ended September 30, 2006 compared to $4.0 million for the same period in 2005. On a per unit basis, general and administrative expenses decreased to $0.18 per Mcfe during the third quarter of 2006 compared with $0.21 per Mcfe for the same period in 2005 largely attributable to increased production volumes.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005
During the nine-months ended September 30, 2006, production increased 21% on an equivalent basis to 63.2 Bcfe from 52.4 Bcfe for the same nine-month period in 2005. The increase is primarily attributable to the additional wells drilled and completed during 2005 along with the increased drilling and completion during the first nine-months of 2006. Increased production coupled with average realized oil prices on our China production increasing 35% to $56.62 per barrel during the nine month period ended September 30, 2006 from $41.98 per barrel for the same period in 2005 contributed to a 28% increase in revenues to $426.5 million compared to $334.4 million in the first nine months of 2005.
In Wyoming, LOE increased to $10.2 million for the nine months ended September 30, 2006 compared to $6.3 million during the same period in 2005 due to increased production volumes along with increased water disposal costs. On a unit of production basis, LOE costs increased to $0.18 per Mcfe during the nine months ended September 30, 2006 as compared to $0.14 per Mcfe during the same period ended September 30, 2005. During the nine months ended September 30, 2006 production taxes were $41.2 million compared to $33.2 million during the same period in 2005, or $0.74 per Mcfe during nine months ended September 30, 2006 as compared to $0.73 per Mcfe during the same period in 2005. Production taxes are calculated based on a percentage of revenue from production. Therefore, the price received impacts the costs on a per unit basis. Gathering fees increased to $13.6 million during the first nine months of 2006 compared to $12.3 million during the nine months ended September 30, 2005. On a per unit basis, gathering fees decreased to $0.24 per Mcfe for the nine months ended September 30, 2006 from $0.27 per Mcfe for the same period in 2005. This decrease is attributable to revised gathering and processing arrangements.
In Wyoming, DD&A expenses increased to $50.2 million during the nine months ended September 30, 2006 from $32.0 million for the same period in 2005, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $0.90 per Mcfe for the nine months ended September 30, 2006 from $0.71 per Mcfe for the same period in 2005.
In China, LOE was $6.8 million during the nine months ended September 30, 2006 ($0.94 per Mcfe or $5.64 per BOE) compared to $4.7 million ($0.67 per Mcfe or $4.02 per BOE) during the same period in 2005. The increase is attributable to increased production volumes associated with nine fields producing during 2006 compared with four during the same period in 2005. Severance taxes in China increased to $7.0 million for the nine months ended September 30, 2006 from $2.4 million for the same period in 2005. The increase is due to $3.6 million in Petroleum Special Profits Tax levied by the Chinese government beginning in March 2006 combined with increased production volumes and higher average realized prices.
DD&A expense in China was $9.0 million ($1.25 per Mcfe or $7.50 per BOE) for the nine months ended September 30, 2006 as compared to $5.1 million ($0.74 per Mcfe or $4.44 per BOE) for the same period in 2005. This increase is largely attributable to higher DD&A rates as a result of costs being allocated from unevaluated properties to the full cost pool.
Net income before income taxes increased 23% to $276.7 million for the nine months ended September 30, 2006 from $225.1 million for the same period in 2005. The income tax provision increased 34% to $106.1 million for the nine months ended September 30, 2006 as compared to $79.0 million for the nine months ended September 30, 2005, attributable to an increase in pre-tax income combined with $9.0 million in withholding tax associated with the Company’s share repurchase program (See Note 9). For the nine months ended September 30, 2006, net income increased 17% to $170.6 million or $1.05 per diluted share as compared with $146.1 million or $0.90 per diluted share for the same period in 2005.
General and administrative expenses increased by 13% to $12.1 million during the first nine months of 2006 compared to $10.7 million for the same period in 2005. On a per unit basis, general and administrative expenses decreased to $0.19 per Mcfe during the nine months ended September 30, 2006 as compared to $0.20 per Mcfe for the nine months ended September 30, 2005.
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

LIQUIDITY AND CAPITAL RESOURCES
During the nine month period ended September 30, 2006, the Company relied on cash provided by operations and borrowings under its senior credit facility to finance its capital expenditures. The Company participated in the drilling of 73 development and 37 exploratory wells for a total of 110 wells in Wyoming for aggregate capital expenditures of $323.6 million for the first three quarters of 2006 and continued to participate in the exploration and development processes in the China blocks including the ongoing batch drilling program for the development wells for aggregate capital expenditures of $19.0 million for the first three quarters of 2006. For the nine month period ended September 30, 2006, net capital expenditures were $342.5 million. The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2006, which are currently projected to aggregate $450 million.
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
At September 30, 2006, the Company reported a cash position of $16.9 million compared to $23.2 million at September 30, 2005. Working capital at September 30, 2006 was a deficit of $36.9 million compared to working capital at September 30, 2005 of $6.6 million. As of September 30, 2006, the Company had $110.0 million in bank indebtedness outstanding and other long-term obligations of $27.2 million comprised of items payable in more than one year, primarily related to production taxes.
The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $950 million and a commitment amount of $200 million. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At September 30, 2006, the Company had $110.0 million outstanding and $90.0 million unused and available under the current committed amount.
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
The borrowing base is subject to periodic (at least semi-annual) review and re-determination by the banks and may be decreased or increased depending on a number of factors, including the Company’s proved reserves and the bank’s forecast of future oil and gas prices. If the borrowing base is reduced to an amount less than the balance outstanding, the Company has sixty days from the date of written notice of the reduction in the borrowing base to pay the difference. Additionally, the Company is subject to quarterly reviews of compliance with the covenants under the bank facility including minimum coverage ratios relating to interest, working capital and advances to Sino-American Energy Corporation. In the event of a default under the covenants, the Company may not be able to access funds otherwise available under the facility. As of September 30, 2006, the Company was in compliance with required covenants of the bank facility.
During the nine months ended September 30, 2006, net cash provided by operating activities was $328.9 million, an 18% increase over the $278.8 million for the nine months ended September 30, 2005. The increase in net cash provided by operating activities was largely attributable to the increase in production combined with increased realized average oil prices during the nine months ending September 30, 2006.
During the nine months ended September 30, 2006, net cash used in investing activities was $310.9 million as compared to $211.6 million for the nine months ended September 30, 2005. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities.

During the nine months ended September 30, 2006, net cash used in financing activities was $45.6 million as compared to $60.9 million for the nine months ended September 30, 2005. The change in net financing activities is primarily attributable to shares repurchased under the Company’s share repurchase program during the nine months ended September 30, 2006. (See Part II, Item 2).
OFF BALANCE SHEET ARRANGEMENTS
The Company did not have any off-balance sheet arrangements as of September 30, 2006.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is in the pricing applicable to its gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $6.18 per Mcf during the nine months ended September 30, 2006.
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

The Company to a larger extent utilizes fixed price forward gas sales contracts at southwest Wyoming delivery points to manage its commodity exposure. At September 30, 2006, the Company had no open derivative contracts to manage price risk on its natural gas production. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2006. (The Company’s approximate average net interest in physical gas sales is 80%.)

Remaining	Volume -	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
Calendar 2006	70,000	$5.86
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
The material weaknesses identified by the Company were disclosed in its 2005 10-K, which was filed with the SEC on March 31, 2006. Based on that and subsequent evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective as a result of the previously-identified material weaknesses in internal control over financial reporting. As reported in the 2005 10-K and in the Company’s Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, management is in the process of taking remedial steps to correct these weaknesses.
(b) Changes in Internal Control Over Financial Reporting
As reported in Item 9A of the 2005 10-K, the Company determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005. These material weaknesses also existed as of September 30, 2006, and therefore are reported in this Form 10-Q:
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
Other than as described above, there has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares that
			Purchased as Part of	may yet be Purchased
	Total Number of Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
May 1 — May 31, 2006	283,417	$56.29	283,417	$984 million
June 1 — June 30, 2006	1,147,157	$50.03	1,147,157	$927 million
July 1 — July 31, 2006	572,858	$53.14	572,858	$896 million
Aug 1 — Aug 31, 2006	278,900	$53.02	278,900	$881 million
Sept 1 — Sept 30, 2006	1,198,700	$46.50	1,198,700	$826 million

TOTAL	3,481,032	$50.08	3,481,032	$826 million

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced an initial program to purchase up to $250.0 million of shares of its common stock through open market transactions or privately negotiated transactions. At September 30, 2006, the Company had repurchased 3,481,032 shares of its common stock for an aggregate $174.3 million at a weighted average price of $50.08 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
None.
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

ULTRA PETROLEUM CORP.
Date: November 2, 2006	By:	/s/ Michael D. Watford
		Name:	Michael D. Watford
		Title:	Chairman, President and Chief Executive Officer

Date: November 2, 2006	By:	/s/ Marshall D. Smith
		Name:	Marshall D. Smith
		Title:	Chief Financial Officer

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