Form 10-Q
period 2007-03-31
ULTRA PETROLEUM CORP
filed 2007-05-03
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 25, 2007 was 151,957,294.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands of U.S. Dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Natural gas sales	$147,284	$117,793
Oil sales	28,909	33,457

	176,193	151,250

Expenses:
Production expenses and taxes	32,921	24,843
Depletion and depreciation	35,025	18,640
General and administrative expenses	3,268	4,202

	71,214	47,685

Operating income	104,979	103,565
Other (expense) income:
Interest expense	(2,700)	(172)
Interest income	327	573

	(2,373)	401

Income for the period, before income tax provision	102,606	103,966
Income tax provision	36,015	36,492

Net income for the period	66,591	67,474
Retained earnings, beginning of period	624,784	393,589

Retained earnings, end of period	$691,375	$461,063

Net income per common share – basic	$0.44	$0.43

Net income per common share – diluted	$0.42	$0.41

Weighted average common shares outstanding – basic	151,928	155,221

Weighted average common shares outstanding – diluted	159,112	163,204

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash provided by (used in):
Operating activities:
Net income for the period	$66,591	$67,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	35,025	18,640
Deferred income taxes	30,505	29,957
Stock compensation	1,270	1
Excess tax benefit from stock-based compensation	(3,007)	(3,024)
Net changes in non-cash working capital:
Restricted cash	(558)	(1)
Accounts receivable	(12,281)	8,900
Inventory	363	711
Prepaid expenses and other current assets	2,906	7
Accounts payable and accrued liabilities	25,821	(269)
Other long-term obligations	5,466	6,415
Taxes payable	(1,275)	2,970

Net cash provided by operating activities	150,826	131,781
Investing activities:
Oil and gas property expenditures	(166,777)	(73,200)
Change in capital cost accrual	15,588	(10,148)
Inventory	–	982
Purchase of capital assets	(142)	(139)

Net cash used in investing activities	(151,331)	(82,505)
Financing activities:
Borrowings on long-term debt	20,000	–
Payments on long-term debt	–	–
Repurchased Shares	(9,544)	–
Excess tax benefit from stock-based compensation	3,007	3,024
Stock issued for compensation	–	1,741
Proceeds from exercise of options	1,766	2,360

Net cash provided by financing activities	15,229	7,125
Increase in cash during the period	14,724	56,401
Cash and cash equivalents, beginning of period	14,707	44,395

Cash and cash equivalents, end of period	$29,431	$100,796

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands of U.S. Dollars)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,431	$14,707
Restricted cash	1,225	667
Accounts receivable	102,380	90,099
Deferred tax asset	8,512	8,266
Inventory	18,785	19,337
Prepaid drilling costs and other current assets	589	3,495

Total current assets	160,922	136,571
Oil and gas properties, net, using the full cost method of accounting
Proved	1,177,186	1,048,308
Unproved	75,558	71,060
Capital assets	1,719	1,830

Total assets	$1,415,385	$1,257,769

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$102,112	$76,291
Current taxes payable	5,567	6,842
Capital cost accrual	110,455	94,867

Total current liabilities	218,134	178,000
Long-term debt	185,000	165,000
Deferred income tax liability	286,936	259,191
Other long-term obligations	32,400	26,573
Shareholders’ equity
Share capital	2,734	5,415
Treasury stock	(1,194)	(1,194)
Retained earnings	691,375	624,784

Total shareholders’ equity	692,915	629,005

Total liabilities and shareholders’ equity	$1,415,385	$1,257,769

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All dollar amounts in this Quarterly Report on Form 10-Q are expressed in U.S. dollars unless otherwise noted)
DESCRIPTION OF THE BUSINESS:
Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are in the Green River Basin of Southwest Wyoming.
1. SIGNIFICANT ACCOUNTING POLICIES:
The accompanying financial statements, other than the balance sheet data as of December 31, 2006, are unaudited and were prepared from the Company’s records. Balance sheet data as of December 31, 2006 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.
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

Certain costs of oil and gas properties are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.
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
(g) Inventories: Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location and the Company uses the weighted average method to record its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Crude oil product inventory at March 31, 2007 includes depletion and lease operating expenses of $0.1 million associated with the Company’s crude oil production in China. Drilling and completion supplies inventory of $18.7 million primarily includes the cost of pipe that will be utilized during the 2007 drilling program.
(h) Forward natural gas sales transactions: The Company primarily relies on fixed price physical delivery contracts to manage its commodity price exposure. See Item 3 – Quantitative and Qualitative Disclosures about Market Risk.
(i) Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s total income tax expense for the three-months ended March 31, 2007 totaled $36.0 million.
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
The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands, except per share data)
Net income	$66,591	$67,474

Weighted average common shares outstanding during the period	151,928	155,221
Effect of dilutive instruments	7,184	7,983

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	159,112	163,204

Basic earnings per share	$0.44	$0.43

Diluted earnings per share	$0.42	$0.41

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
The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The company’s consolidated financial statements as of and for the three months ended March 31, 2007 and March 31, 2006 reflect the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2007 and 2006 was $0.8 million and $668, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 4 for additional information.
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
(n) Impact of recently issued accounting pronouncements: In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. (For additional information see Note 7 to the Consolidated Financial Statements)
2. OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2007	2006
	(Amounts in Thousands)
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$1,330,366	$1,174,683
Acquisition, equipment, exploration, drilling and environmental costs — China	104,504	96,874
Less accumulated depletion, depreciation and amortization – Domestic	(225,990)	(196,683)
Less accumulated depletion, depreciation and amortization – China	(31,694)	(26,566)

	1,177,186	1,048,308

Unproven Properties:
Acquisition and exploration costs – Domestic	33,400	28,998
Acquisition and exploration costs — China	42,158	42,062

	$1,252,744	$1,119,368

3. LONG-TERM LIABILITIES:

	March 31,	December 31,
	2007	2006
	(Amounts in Thousands)
Bank indebtedness	$185,000	$165,000
Other long-term obligations	32,400	26,573

	$217,400	$191,573

Bank indebtedness: The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $1.1 billion and a commitment amount of $250 million at March 31, 2007. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At March 31, 2007, the Company had $185.0 million outstanding and $65.0 million unused and available under the current committed amount.
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
As of April 30, 2007, the Company (through its subsidiary) entered into a new revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. (See Note 9).
Other long-term obligations: These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations.
4. SHARE BASED COMPENSATION
Accounting for share-based compensation
In December 2004, the FASB issued SFAS No. 123R, which requires all companies to expense stock based compensation based on the grant date fair value of those awards. The Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to January 1, 2006 were not restated to reflect the impact of SFAS No. 123R.

Valuation and Expense Information under SFAS 123R
The following table summarizes share-based compensation expense related to employee stock options under SFAS No. 123R for the three months ended March 31, 2007 and 2006, respectively, which was allocated as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Amounts in Thousands)
Total cost of share-based payment plans	$1,590	$325
Amounts capitalized in inventory and fixed assets	820	—
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—	—
Amounts charged against income, before income tax benefit	$770	$1
Amount of related income tax benefit recognized in income	$270	—
Cumulative effect from adoption of SFAS No. 123R on :
Income from continuing operations	$770	$1
Income before income taxes	770	1
Net income	500	—
Cash flow from operations	$(3,007)	$(3,024)
Cash flow from financing activities	$3,007	$3,024
Basic earnings per share	—	—
Diluted earnings per share	—	—
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

	Three Months Ended
	March 31, 2007		March 31, 2006
	Non-Executives	Executives	Non-Executives
Expected volatility	43.25 – 43.70%	44.40%	45.70%
Expected dividends	0%	0%	0%
Expected term (in years)	4.75 – 4.85	5.53	2.75
Risk free rate	4.52 – 4.68%	4.69%	4.84%
Expected forfeiture rate	14.00%	14.00%	25.00%

Changes in Stock Options and Stock Options Outstanding
The following table summarizes the changes in stock options for the year ended December 31, 2006 and the three months ended March 31, 2007:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)
Balance, December 31, 2005	9,388,700	$0.26 to $58.71

Granted	379,966	$46.05 to $67.73
Exercised	(655,900)	$0.46 to $40.00
Forfeited	(30,010)	$16.97 to $63.05
Expired	—	—

Balance, December 31, 2006	9,082,756	$0.26 to $67.73

Granted	275,976	$45.95 to $51.60
Exercised	(209,250)	$1.49 to $30.74
Forfeited	(51,778)	$47.19 to $63.05
Expired	—	—

Balance, March 31, 2007	9,097,704	$0.26 to $67.73

PERFORMANCE SHARE PLANS:
Long-Term Equity-Based Incentives. In 2005, we adopted the Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and give key employees the opportunity to share in the long-term performance of the Company by achieving specific corporate financial and operational goals. Participants are recommended by the CEO and approved by the Compensation Committee. Selected officers, managers and other key employees are eligible to participate in the LTIP which has two components, an LTIP Stock Option Award and an LTIP Common Stock Award.
The LTI Value is the “target” amount that may be awarded to the participant as an LTIP Common Stock Award at the end of a three-year performance period. The Compensation Committee establishes performance measures at the beginning of each three-year overlapping performance period. Each participant is also assigned threshold and maximum award levels in the event that performance is below or above target levels. Awards are expressed as dollar targets and become payable in common shares at the end of each performance period based on the Company’s overall performance during such period. A new three-year period begins each January. Participants must be employed by the Company at the end of a performance period in order to receive an award.
For the first (January 2005 — December 2007), second (January 2006 – December 2008) and third (January 2007 – December 2010) performance periods, the Compensation Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.
Also in 2005, we established a Best in Class program for all employees. The Best in Class program recognizes and financially rewards the collective efforts of all of our employees in achieving sustained industry leading performance and the enhancement of shareholder value. Under the Best in Class program, on January 1, 2005 or the employment date if subsequent to January 1, 2005, all employees received a contingent award of stock units equal to $50,000 worth of our common stock based on the average high and low share price on the date of grant. Employees joining the Company after January 1, 2005 will participate on a pro rata basis based on their length of employment during the performance period. The number of units that will vest and become payable is based on our performance relative to the industry during a three-year performance period beginning January 1, 2005, and ending December 31, 2007, and are set at threshold (50%), target (100%) and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock. The performance measures are all sources finding and development cost and full cycle economics.
For the three months ended March 31, 2007, the Company recognized $147,929, $142,569 and $137,544 in pre-tax compensation expense related to the 2005 LTIP, 2006 LTIP and 2007 LTIP, respectively. For the three months ended March 31, 2006, the Company recognized $122,757 and $126,402 in pre-tax compensation expense related to the 2005 LTIP and 2006 LTIP, respectively. The amounts recognized during the first quarter of 2007 and 2006 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation expense, estimated at March 31, 2007, for the three year performance periods would be approximately $2.3 million, $2.7 million and $2.9 million (before taxes) related to the 2005 LTIP, 2006 LTIP and 2007 LTIP, respectively.

For the three months ended March 31, 2007, the Company recognized $29,058 in pre-tax compensation expense related to the Best in Class Incentive Compensation Plan. For the three months ended March 31, 2006, the Company recognized $112,295 in pre-tax compensation expense related to the Best in Class plan. The amount recognized to date assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation expense will be approximately $2.4 million before income taxes, of which the company has expensed $2.3 million as of March 31, 2007.
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

	Three Months Ended March 31,
	(Amounts in Thousands)
	2007			2006
	Domestic	China	Total	Domestic	China	Total
Oil and gas sales	$156,576	$19,617	$176,193	$125,818	$25,432	$151,250
Costs and Expenses:
Depletion and depreciation	29,629	5,396	35,025	15,257	3,383	18,640
Lease operating expenses	4,677	2,627	7,304	2,409	2,787	5,196
Production taxes	17,513	1,610	19,123	14,626	1,272	15,898
Gathering	6,494	—	6,494	3,749	—	3,749

Income from operations	98,263	9,984	108,247	89,777	17,990	107,767
General and administrative			3,268			4,202
Other (income) expense			2,373			(401)

Income before income taxes			$102,606			$103,966

Capital expenditures	$159,052	$7,725	$166,777	$66,539	$6,661	$73,200
Net oil and gas properties at March 31 2007 and December 31, 2006, respectively	$1,137,776	$114,968	$1,252,744	$1,006,998	$112,370	$1,119,368

6. SHARE REPURCHASE PROGRAM:
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
During the three months ended March 31, 2007, the Company has repurchased 149,900 shares of its common stock in open market transactions for an aggregate $7.9 million at a weighted average price of $52.66 per share. Since the program’s inception in May 2006, the Company has purchased a total of 4.1 million shares in open market transactions for an aggregate $205.4 million at a weighted average price of $49.87 per share.
In addition to the shares repurchased in open market transactions, the Company also acquired 18,179 shares delivered by employees for $1.7 million to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.
7. INCOME TAXES:
The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.
It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however Ultra does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
The Company files a consolidated federal income tax return in the United States Federal jurisdiction and various combined, consolidated, unitary, and separate filings in several state and foreign jurisdictions. For all material jurisdictions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Ultra did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.
The Company’s effective tax rate for the quarter ended March 31, 2007 was 35.1%. Our effective tax rate differs from the federal statutory rate primarily due to non-benefited Canadian losses and state income taxes. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.
8. LEGAL PROCEEDINGS:
The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

9. SUBSEQUENT EVENT:
As of April 30, 2007, the Company (through its subsidiary) entered into a new revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. This new agreement provides an initial loan commitment of $500.0 million and may be increased to a maximum aggregate amount of $750.0 million at the request of the Company. Each bank has the right, but not the obligation, to increase the amount of its commitment as requested by the Company. In the event the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to add new financial institutions to the credit facility.
Loans under the new credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (0.875 basis points per annum as of April 30, 2007).
At April 30, 2007, we had $210.0 million in outstanding borrowings under our new credit facility and $290.0 million of available borrowing capacity under our new facility.
The new facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At April 30, 2007, we were in compliance with all of our debt covenants.
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
The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2007 have ranged from $3.84 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts for gas in southwest Wyoming. The average realization for the Company’s gas during the first quarter of 2007 was $5.93 per Mcf, basis Opal, Wyoming. The Company’s average realized crude oil price for its Bohai Bay production was $46.98 USD per barrel for the quarter ended March 31, 2007.
The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 42% production growth on an Mcfe basis during the quarter ended March 31, 2007 as compared to the same quarter in 2006.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2007 and March 31, 2006 reflect the impact of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2007 and 2006 was $0.8 million and $668, respectively, which consisted of stock-based compensation expense related to employee stock options. At March 31, 2007, there was $9.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.65 years. See Note 4 for additional information.
SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-

pricing model. The Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under SFAS No. 123 (and APB No. 25), the Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees for pro forma reporting purposes. As of December 31, 2005, all stock options granted to date had fully vested.
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
RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2007 VS. QUARTER ENDED MARCH 31, 2006
During the first quarter of 2007, production increased 42% on an equivalent basis to 28.5 Bcfe from 20.1 Bcfe for the same quarter in 2006 attributable to the Company’s successful drilling activities during 2006 and in the first quarter of 2007 along with continued production in China. Average realized prices for natural gas decreased 17% to $5.93 per Mcf in the first quarter of 2007 as compared to $7.13 for the first quarter of 2006. The increase in production offset by the decrease in realized average natural gas prices contributed to a 16% increase in revenues to $176.2 million as compared to $151.3 million in 2006.
In Wyoming, lease operating expense (“LOE”) increased to $4.7 million at March 31, 2007 compared to $2.4 million at March 31, 2006 due to increased production volumes along with increased water disposal costs. On a unit of production basis, LOE costs increased to $0.18 per Mcfe at March 31, 2007 compared to $0.14 per Mcfe at March 31, 2006 due to increased water disposal costs. During the first quarter of 2007 production taxes were $17.5 million compared to $14.6 million during the first quarter of 2006, or $0.67 per Mcfe, compared to $0.85 per Mcfe. The decrease in per unit taxes is attributable to the lower realized gas price received during the quarter ended March 31, 2007 as compared to the same period in 2006. Production taxes are calculated based on a percentage of revenue from production. Gathering fees increased to $6.5 million at March 31, 2007 compared to $3.7 million at March 31, 2006 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.25 per Mcfe for the three months ended March 31, 2007 from $0.22 per Mcfe for the same period in 2006.
In Wyoming, depletion, depreciation and amortization (“DD&A”) expenses increased to $29.6 million during the quarter ended March 31, 2007 from $15.3 million for the same period in 2006, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $1.14 per Mcfe at March 31, 2007 from $0.88 at March 31, 2006.
In China, LOE costs were $2.6 million at March 31, 2007 ($1.05 per Mcfe or $6.30 per BOE) or essentially flat when compared to $2.8 million ($1.00 per Mcfe and $5.98 per BOE) at March 31, 2006. Severance taxes in China increased to $1.6 million ($0.64 per Mcfe or $3.84 per BOE) for the three months ended March 31, 2007 from $1.3 million ($0.45 per mcfe or $2.70 per BOE) for the three months ended March 31, 2006. The increase is due primarily to the Petroleum Special Profits Tax levied by the Chinese government beginning in April 2006.

DD&A expense in China was $5.4 million ($2.15 per Mcfe or $12.90 per BOE) for the quarter ended March 31, 2007 as compared to $3.4 million ($1.21 per Mcfe or $7.26 per BOE) for the same period in 2006. This increase is largely attributable to increased costs being allocated from unevaluated properties to the full cost pool.
General and administrative expenses decreased 22% to $3.3 million ($0.11 per Mcfe) at March 31, 2007 compared to $4.2 million ($0.21 per Mcfe) for the same period in 2006. This decrease was primarily attributable to a reduction in year over year compensation expense in combination with higher production volumes.
Net income before income taxes decreased slightly to $102.6 million for the quarter ended March 31, 2007 from $104.0 million for the same period in 2006. The income tax provision decreased slightly to $36.0 million for the three months ended March 31, 2007 as compared to $36.5 million for the three months ended March 31, 2006. The Company’s effective tax rate was 35.1% for the periods ended March 31, 2007 and 2006. For the quarter ended March 31, 2007, net income decreased slightly to $66.6 million or $0.42 per diluted share as compared with $67.5 million or $0.41 per diluted share for the same period in 2006. The increase in the diluted earnings per share is attributable to the Company’s share repurchase program, which was implemented beginning in May 2006 (See Note 6).
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
LIQUIDITY AND CAPITAL RESOURCES
During the three month period ended March 31, 2007, the Company relied on cash provided by operations to finance its capital expenditures. The Company participated in the drilling of 43 wells in Wyoming and continued to participate in the exploration and development processes in the China blocks including the ongoing batch drilling program for the development wells. For the three-month period ended March 31, 2007, net capital expenditures were $166.8 million. At March 31, 2007, the Company reported a cash position of $29.4 million compared to $100.8 million at March 31, 2006. Working capital at March 31, 2007 was a deficit of $57.2 million compared to $95.4 million at March 31, 2006. As of March 31, 2007, the Company had $185.0 million in bank indebtedness outstanding and other long-term obligations of $32.4 million comprised of items payable in more than one year, primarily related to production taxes.
The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2007, which are currently projected to be $600 million. Of the $600 million budget, the Company plans to allocate approximately 93% to Wyoming, 4% to Pennsylvania and 3% to China.
The Company (through its subsidiary) participates in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specifies a maximum loan amount of $500 million, an aggregate borrowing base of $1.1 billion and a commitment amount of $250 million at March 31, 2007. The commitment amount may be increased up to the lesser of the borrowing base amount or $500 million at any time at the request of the Company. Each bank shall have the right, but not the obligation, to increase the amount of their commitment as requested by the Company. In the event that the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to bring additional banks into the facility. At March 31, 2007, the Company had $185.0 million outstanding and $65.0 million unused and available under the current committed amount.
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
As of April 30, 2007, the Company (through its subsidiary) entered into a new revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. (See Note 9).
During the three months ended March 31, 2007, net cash provided by operating activities was $150.8 million, a 14% increase over the $131.8 million for the same period in 2006. The increase in net cash provided by operating activities was largely attributable to the increase in production during the quarter ended March 31, 2007, partially offset by decreased realized prices during the three months ended March 31, 2007 as compared the 2006.
During the three months ended March 31, 2007, net cash used in investing activities was $151.3 million as compared to $82.5 million for the same period in 2006. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities.
During the three months ended March 31, 2007, net cash provided by financing activities was $15.2 million as compared to $7.1 million for the same period in 2006. The change in net financing activities is primarily attributable to borrowings under the Company’s senior credit facility during 2007 offset by the repurchase of shares under the Company’s share repurchase program during the three months ended March 31, 2007 (See Note 6).
OFF BALANCE SHEET ARRANGEMENTS
The Company did not have any off-balance sheet arrangements as of March 31, 2007.
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
Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2006 for additional risks related to the Company’s business.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $5.93 per Mcf during the three months ended March 31, 2007.
At March 31, 2007, the Company had no open derivative contracts to manage price risk on its natural gas production. The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at March 31, 2007. (The Company’s approximate average net interest in physical gas sales is 80%.)

Remaining	Volume –	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
April 2007 – October 2007	40,000	$6.20
Calendar 2008	80,000	$6.71
Subsequent to March 31, 2007 and through April 25, 2007, the Company has entered into the following fixed price physical delivery contracts on behalf of its interest and those of other parties:

Remaining	Volume –	Average
Contract	MMBTU	Price /
Period	/ day	MMBTU
Calendar 2008	20,000	$7.31
ITEM 4 – CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Maximum Number (or
Approximate Dollar
Value) of Shares
			Total Number of Shares	that
		Average Price Paid	Purchased as Part of	may yet be Purchased
	Total Number of Shares	per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
Jan 1 - Jan 31, 2007	—	—	—	$802 million
Feb 1 - Feb 28, 2007	—	—	—	$802 million
Mar 1 - Mar 31, 2007	149,900	$52.66	149,900	$795 million

TOTAL	149,900	$49.87	149,900	$795 million

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
During the three months ended March 31, 2007, the Company has repurchased 149,900 shares of its common stock in open market transactions for an aggregate $7.9 million at a weighted average price of $52.66 per share. Since the program’s inception in May 2006, the Company has purchased a total of 4.1 million shares in open market transactions for an aggregate $205.4 million at a weighted average price of $49.87 per share.
In addition to the shares repurchased in open market transactions, the Company also acquired 18,179 shares delivered by employees for $1.7 million to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.
ITEM 3. DEFAULTS IN SENIOR SECURITIES
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
     10.1* Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto.
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

ULTRA PETROLEUM CORP.

Date: May 3, 2007	By:	/s/ Michael D. Watford
		Name:	Michael D. Watford
		Title:	Chief Executive Officer

Date: May 3, 2007	By:	/s/ Marshall D. Smith
		Name:	Marshall D. Smith
		Title:	Chief Financial Officer

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
     10.1* Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto.
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