Form 10-Q
period 2007-06-30
ULTRA PETROLEUM CORP
filed 2007-08-08
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29370

ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

363 North Sam Houston Parkway, Suite 1200, Houston, Texas	77060 (Zip code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 31, 2007 was 152,219,226.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

			For the Six Months
	For the Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except
	per share data)

Revenues:
Natural gas sales	$116,420	$96,044	$263,705	$213,837
Oil sales	40,402	33,849	69,310	67,306

Total operating revenues	156,822	129,893	333,015	281,143
Expenses:
Production expenses and taxes	33,744	24,829	66,665	49,672
Depletion and depreciation	38,239	18,048	73,263	36,688
General and administrative	3,675	3,714	6,943	7,916

Total operating expenses	75,658	46,591	146,871	94,276
Operating income	81,164	83,302	186,144	186,867
Other income (expense):
Interest expense	(4,221)	(139)	(6,921)	(311)
Interest income	309	770	636	1,344

Total other income (expense)	(3,912)	631	(6,285)	1,033
Income, before income tax provision	77,252	83,933	179,859	187,900
Income tax provision	28,183	33,258	64,199	69,751

Net income	49,069	50,675	115,660	118,149
Retained earnings, beginning of period	691,375	461,063	624,784	393,589

Retained earnings, end of period	$740,444	$511,738	$740,444	$511,738

Income per common share — basic	$0.32	$0.33	$0.76	$0.76

Income per common share — fully diluted	$0.31	$0.31	$0.73	$0.72

Weighted average common shares outstanding — basic	152,022	155,223	151,975	155,222

Weighted average common shares outstanding — fully diluted	158,992	162,966	159,056	163,115

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

ASSETS
Current assets
Cash and cash equivalents	$17,481	$14,707
Restricted cash	1,874	667
Accounts receivable	108,597	90,099
Deferred tax asset	8,512	8,266
Derivative assets	1,412	—
Inventory	13,166	19,337
Prepaid drilling costs and other current assets	649	3,495

Total current assets	151,691	136,571
Oil and gas properties, net, using the full cost method of accounting
Proved	1,332,960	1,048,308
Unproved	77,764	71,060
Capital assets	1,679	1,830
Other	2,407	—

Total assets	$1,566,501	$1,257,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$122,639	$76,291
Current taxes payable	6,133	6,842
Capital cost accrual	85,115	94,867

Total current liabilities	213,887	178,000
Long-term debt	300,000	165,000
Deferred income tax liability	300,400	259,191
Other long-term obligations	26,071	26,573
Shareholders’ equity
Share capital	478	5,415
Treasury stock	(16,744)	(1,194)
Retained earnings	740,444	624,784
Accumulated other comprehensive income	1,965	—

Total shareholders’ equity	726,143	629,005

Total liabilities and shareholders’ equity	$1,566,501	$1,257,769

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$115,660	$118,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	73,263	36,688
Deferred income taxes	51,945	52,128
Excess tax benefit from stock based compensation	(11,548)	(8,058)
Stock compensation	1,648	524
Other	43	—
Net changes in non-cash working capital:
Restricted cash	(1,207)	(1)
Accounts receivable	(18,498)	3,677
Inventory	106	794
Prepaid expenses and other current assets	3,018	15
Accounts payable and accrued liabilities	46,349	28,198
Deferred revenue	—	780
Other long-term obligations	(1,748)	1,092
Taxes payable	(1,205)	3,725

Net cash provided by operating activities	257,826	237,711
Investing activities:
Oil and gas property expenditures	(361,507)	(185,940)
Change in capital cost accrual	(9,752)	8,777
Inventory	5,837	(2,435)
Purchase of capital assets	(219)	(394)

Net cash used in investing activities	(365,641)	(179,992)
Financing activities:
Borrowings on long-term debt, gross	135,000	—
Payments on long-term debt, gross	—	—
Deferred financing costs	(1,082)	—
Repurchased shares	(39,744)	(73,346)
Stock issued for compensation	—	1,741
Excess tax benefit from stock based compensation	11,548	8,058
Proceeds from exercise of options	4,867	6,682

Net cash provided by (used in) financing activities	110,589	(56,865)
Increase in cash during the period	2,774	854
Cash and cash equivalents, beginning of period	14,707	44,395

Cash and cash equivalents, end of period	$17,481	$45,249

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(All dollar amounts in this Quarterly Report on Form 10-Q are expressed in U.S. dollars (except per share data) unless otherwise noted)

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

(e) Capital assets other than oil and gas properties:  Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(g) Inventories:  Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location and the Company uses the weighted average method to record its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Crude oil product inventory at June 30, 2007 includes depletion and lease operating expenses of $0.1 million associated with the Company’s crude oil production in China. Drilling and completion supplies inventory of $13.1 million primarily includes the cost of pipe that will be utilized during the 2007 drilling program.

(h) Forward natural gas sales transactions:  The Company primarily relies on fixed price physical delivery contracts to manage its commodity price exposure. The Company may, from time to time and to a lesser extent, use derivative instruments as one way to manage its exposure to commodity prices. (See Note 8).

(i) Income taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s total income tax expense for the six-months ended June 30, 2007 totaled $64.2 million.

(j) Earnings per share:  Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$49,069	$50,675	$115,660	$118,149

Weighted average common shares outstanding during the period	152,022	155,223	151,975	155,222
Effect of dilutive instruments	6,970	7,743	7,081	7,893

Weighted average common shares outstanding during the period including the effects of dilutive Instruments	158,992	162,966	159,056	163,115

Basic earnings per share	$0.32	$0.33	$0.76	$0.76

Diluted earnings per share	$0.31	$0.31	$0.73	$0.72

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the six-months ended June 30, 2007 and 2006 was $1.1 million and $0.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 4 for additional information.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n) Other Comprehensive Earnings (Loss):  Other comprehensive earnings (loss) is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles impact Shareholders’ Equity, excluding transactions with shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2007	2007	2006

Net income	$49,069	$50,675	$115,660	$118,149
Unrealized gain on derivative instruments, net of tax	1,965	—	1,965	—

Comprehensive income	$51,034	$50,675	$117,625	$118,149

(o) Impact of recently issued accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does anticipate that the implementation of SFAS No. 157 will have a material impact on consolidated results of operations, financial position or liquidity.

2.	OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2007	2006

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$1,520,944	$1,174,683
Acquisition, equipment, exploration, drilling and environmental costs — China	107,560	96,874
Less accumulated depletion, depreciation and amortization — Domestic	(258,267)	(196,683)
Less accumulated depletion, depreciation and amortization — China	(37,277)	(26,566)

	1,332,960	1,048,308
Unproven Properties:
Acquisition and exploration costs — Domestic	35,427	28,998
Acquisition and exploration costs — China	42,337	42,062

	$1,410,724	$1,119,368

3.	LONG-TERM LIABILITIES:

	June 30,	December 31,
	2007	2006

Bank indebtedness	$300,000	$165,000
Other long-term obligations	26,071	26,573

	$326,071	$191,573

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank indebtedness:  As of April 30, 2007, the Company (through its subsidiary) entered into a new revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. This new agreement provides an initial loan commitment of $500.0 million and may be increased to a maximum aggregate amount of $750.0 million at the request of the Company. Each bank has the right, but not the obligation, to increase the amount of its commitment as requested by the Company. In the event the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to add new financial institutions to the credit facility.

Loans under the new credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (0.875 basis points per annum as of June 30, 2007).

At June 30, 2007, we had $300.0 million in outstanding borrowings under our new credit facility and $200.0 million of available borrowing capacity under our new facility.

The new facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2007, we were in compliance with all of our debt covenants.

Prior to April 30, 2007, the Company (through its subsidiary) participated in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specified a maximum loan amount of $500.0 million, an aggregate borrowing base of $1.1 billion and a commitment amount of $250.0 million. This agreement was replaced by the new agreement dated April 30, 2007.

Other long-term obligations:  These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations.

4.	SHARE BASED COMPENSATION

Valuation and Expense Information under SFAS 123R

The following table summarizes share-based compensation expense related to employee stock options under SFAS No. 123R for the six months ended June 30, 2007 and 2006, respectively, which was allocated as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

Total cost of share-based payment plans	$2,342	$611
Amounts capitalized in fixed assets	1,194	287
Amounts recognized in income for amounts previously capitalized in inventory and fixed assets	—	—
Amounts charged against income, before income tax benefit	$1,148	$324
Amount of related income tax benefit recognized in income	$403	114

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Six Months Ended
	June 30, 2007		June 30, 2006
	Non-Executives	Executives	Non-Executives	Executives

Expected volatility	42.54 — 43.70%	44.4%	45.0 — 45.8%	43.5%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	4.75 — 5.02	5.53	2.75 — 4.70	3.58
Risk free rate	4.52 — 5.07%	4.69%	4.84 — 5.03%	4.84%
Expected forfeiture rate	14.0%	14.0%	25.0%	25.0%

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2007:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2006	9,082,756	$0.26 to $67.73

Granted	380,976	$45.95 to $62.23
Exercised	(704,108)	$0.38 to $55.58
Forfeited	(76,432)	$47.19 to $63.05
Expired	—	—

Balance, June 30, 2007	8,683,192	$0.26 to $67.73

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

Under the LTIP, each year the Compensation Committee establishes a percentage of base salary for each participant which is multiplied by the participants base salary to derive an LTI Value. With respect to LTIP Stock Option Awards, options are awarded equal to one half of the LTI Value based on the fair value on the date of grant (using Black-Scholes methodology).

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expressed as dollar targets and become payable in common shares at the end of each performance period based on the Company’s overall performance during such period. A new three-year period begins each January. Participants must be employed by the Company at the end of a performance period in order to receive an award.

For the first (January 2005 — December 2007), second (January 2006 — December 2008) and third (January 2007 — December 2009) performance periods, the Compensation Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

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

For the six months ended June 30, 2007, the Company recognized $268,802, $280,006 and $274,130 in pre-tax compensation expense related to the 2005 LTIP, 2006 LTIP and 2007 LTIP, respectively. For the six months ended June 30, 2006, the Company recognized $335,678 and $344,547 in pre-tax compensation expense related to the 2005 LTIP and 2006 LTIP, respectively. The amounts recognized during the first six months of 2007 and 2006 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation expense, estimated at June 30, 2007, for the three year performance periods would be approximately $2.1 million, $2.6 million and $2.9 million (before taxes) related to the 2005 LTIP, 2006 LTIP and 2007 LTIP, respectively.

For the six months ended June 30, 2007, the Company recognized $266,154 in pre-tax compensation expense related to the Best in Class Incentive Compensation Plan. For the six months ended June 30, 2006, the Company recognized $544,168 in pre-tax compensation expense related to the Best in Class plan. The amount recognized to date assumes that maximum performance levels are achieved. If the Company ultimately attains the maximum performance level, the associated total compensation expense will be approximately $3.5 million before income taxes, of which the Company has expensed $2.7 million as of June 30, 2007.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended June 30,
	2007			2006
	Domestic	China	Total	Domestic	China	Total

Oil and gas sales	$130,872	$25,950	$156,822	$104,822	$25,071	$129,893
Costs and Expenses:
Depletion and depreciation	32,591	5,648	38,239	15,377	2,671	18,048
Lease operating expenses	5,574	2,982	8,556	2,398	1,926	4,324
Production taxes	14,694	3,514	18,208	12,049	4,093	16,142
Gathering	6,980	—	6,980	4,363	—	4,363

Income from operations	71,033	13,806	84,839	70,635	16,381	87,016
General and administrative			3,675			3,714
Other (income) expense			3,912			(631)

Income before income taxes			$77,252			$83,933

Capital expenditures	$191,494	$3,235	$194,729	$105,645	$7,095	$112,740
Net oil and gas properties at June 30, 2007 and December 31, 2006, respectively	$1,298,104	$112,620	$1,410,724	$1,006,998	$112,370	$1,119,368

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2007			2006
	Domestic	China	Total	Domestic	China	Total

Oil and gas sales	$287,448	$45,567	$333,015	$230,639	$50,504	$281,143
Costs and Expenses:
Depletion and depreciation	62,220	11,043	73,263	30,633	6,055,438	36,688
Lease operating expenses	10,251	5,609	15,860	4,807	4,714	9,521
Production taxes	32,207	5,125	37,332	26,674	5,365	32,039
Gathering	13,473	—	13,473	8,112	—	8,112

Income from operations	169,297	23,790	193,087	160,413	34,370	194,783
General and administrative			6,943			7,916
Other (income) expense			6,285			(1,033)

Income before income taxes			$179,859			$187,900

Capital expenditures	$350,547	$10,960	$361,507	$172,185	$13,755	$185,940
Net oil and gas properties at June 30, 2007 and December 31, 2006, respectively	$1,298,104	$112,620	$1,410,724	$1,006,998	$112,370	$1,119,368

6.	SHARE REPURCHASE PROGRAM:

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $500.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. The stock repurchase will be funded with cash held in an Ultra Resources bank account or the Company’s senior credit facility.

During the six months ended June 30, 2007, the Company repurchased 639,250 shares of its common stock in open market transactions for an aggregate $35.2 million at a weighted average price of $55.05 per share. Since the program’s inception in May 2006, the Company has purchased a total of 4.6 million shares in open market transactions for an aggregate $232.7 million at a weighted average price of $50.50 per share.

In addition to the shares repurchased in open market transactions, the Company also acquired 64,321 shares delivered by employees for $3.8 million to satisfy the exercise price of the employees’ stock options and tax withholding obligations to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.

In total, during the six months ended June 30, 2007, the Company repurchased 703,571 shares of its common stock for an aggregate $39.0 million dollars at a weighted average price of $55.48 per share. Since the program’s inception in May 2006, the Company has repurchased 4.7 million shares of its common stock for an aggregate $237.3 million at a weighted average price of $50.48 per share.

7.	INCOME TAXES:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Ultra did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2007.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

The following table summarizes the components of Income Tax Expense for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	$	Rate	$	Rate	$	Rate	$	Rate

Current:
China	$5,661	7.3%	$7,290	8.7%	$9,645	5.3%	$13,825	7.4%
US AMT, other	15	0.0%	—	0.0%	1,541	0.9%	—	0.0%
Withholding taxes-stock distribution	1,068	1.4%	3,797	4.5%	1,068	0.6%	3,798	2.0%
Deferred tax expense	21,440	27.8%	22,171	26.4%	51,945	28.9%	52,128	27.7%

Total Income Tax Provision	$28,183	36.5%	$33,258	39.6%	$64,199	35.7%	$69,751	37.1%

8.	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $5.13 per Mcf during the six months ended June 30, 2007.

The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company may, from time to time and to a lesser extent, use derivative instruments as one way to manage its exposure to commodity prices. The Company

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At June 30, 2007, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Gain at
Type	Remaining Contract Period	Day	MMBTU	06/30/2007*

Swap	Apr 2008 — Oct 2008	10,000	$7.10	$926,771
Swap	Apr 2008 — Oct 2008	10,000	$7.12	$1,009,952
Swap	Apr 2008 — Oct 2008	10,000	$7.16	$1,090,443

*	Unrealized gains are not adjusted for income tax effect.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2007. (The Company’s approximate average net interest in physical gas sales is 80%.)

	Volume -	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

April 2007 — October 2007	40,000	$6.20
Calendar 2008	100,000	$6.83
April 2008 — October 2008	30,000	$7.13
Calendar 2009	10,000	$7.51

Subsequent to June 30, 2007 and through August 3, 2007, the Company has entered into the following commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis):

		Volume	Average
Type	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	Aug 2007 — Dec 2007	10,000	$4.59

9.	LEGAL PROCEEDINGS:

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

The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2007 have ranged from $3.84 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. The average realization for the Company’s gas during the quarter ended June 30, 2007 was $4.38 per Mcf. The Company’s average realized crude oil price for its Bohai Bay production was $59.72 USD per barrel for the quarter ended June 30, 2007.

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 57% production growth on an Mcfe basis during the quarter ended June 30, 2007 as compared to the same quarter in 2006.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2007 and 2006 was $1.1 million and $0.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options. At June 30, 2007, there was $10.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.49 years. See Note 4 for additional information.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2007 VS. QUARTER ENDED JUNE 30, 2006

During the first quarter of 2007, production increased 57% on an equivalent basis to 30.5 Bcfe from 19.5 Bcfe for the same quarter in 2006 attributable to the Company’s successful drilling activities during 2006 and in the first half of 2007 along with continued production in China. Average realized prices for natural gas decreased 25% to $4.38 per Mcf in the second quarter of 2007 as compared to $5.85 for the second quarter of 2006. The increase in production offset by the decrease in realized average natural gas price contributed to a 21% increase in revenues to $156.8 million as compared to $129.9 million in 2006.

Domestically, lease operating expense (“LOE”) increased to $5.6 million at June 30, 2007 compared to $2.4 million at June 30, 2006 due to increased production volumes along with increased water disposal costs in Wyoming. On a unit of production basis, LOE costs increased to $0.20 per Mcfe at June 30, 2007 compared to $0.14 per Mcfe at June 30, 2006 due to increased water disposal costs in Wyoming. During the first quarter of 2007, production taxes were $14.7 million compared to $12.0 million during the second quarter of 2006, or $0.53 per Mcfe, compared to $0.70 per Mcfe. The decrease in per unit taxes is attributable to the lower realized gas price received during the quarter ended June 30, 2007 as compared to the same period in 2006. Production taxes are calculated based on a percentage of revenue from production. Gathering fees increased to $7.0 million at June 30, 2007 compared to $4.4 million at June 30, 2006 largely due to increased production volumes. On a per unit basis, gathering fees remained flat at $0.25 per Mcfe for the three months ended June 30, 2007 as compared to the same period in 2006.

Domestically, depletion, depreciation and amortization (“DD&A”) expenses increased to $32.6 million during the quarter ended June 30, 2007 from $15.4 million for the same period in 2006, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $1.17 per Mcfe at June 30, 2007 from $0.89 at June 30, 2006.

In China, LOE increased to $3.0 million for the quarter ended June 30, 2007 ($1.14 per Mcfe or $6.84 per BOE) compared to $1.9 million ($0.83 per Mcfe and $4.98 per BOE) for quarter ended June 30, 2006. The increase in production costs is largely attributable to higher costs associated with new fields brought on production during 2006. Severance taxes in China decreased to $3.5 million ($1.35 per Mcfe or $8.10 per BOE) for the three months ended June 30, 2007 from $4.1 million ($1.77 per mcfe or $10.62 per BOE) for the three months ended June 30, 2006. The decrease is due primarily to lower assessments under the Petroleum Special Profits Tax levied by the Chinese government beginning in April 2006 as a result of lower realized oil prices during the second quarter of 2007 as compared to the same period in 2006.

DD&A expense in China was $5.6 million ($2.17 per Mcfe or $13.02 per BOE) for the quarter ended June 30, 2007 as compared to $2.7 million ($1.16 per Mcfe or $6.96 per BOE) for the same period in 2006. This increase is largely attributable to increased costs being allocated from unevaluated properties to the full cost pool.

General and administrative expenses remained flat at $3.7 million ($0.12 per Mcfe) at June 30, 2007 compared to $3.7 million ($0.19 per Mcfe) for the same period in 2006. This decrease in per unit costs is attributable to higher production volumes during the quarter ended June 30, 2007 as compared to the same period in 2006.

Interest expense increased to $4.2 million during the quarter ended June 30, 2007 from $0.1 million during the same period in 2006. The increase is related to higher outstanding balances under the Company’s credit facility during the quarter ended June 30, 2007 as compared to the same period in 2006. At June 30, 2007, the outstanding balance under the credit facility was $300.0 million while the outstanding balance at June 30, 2006 was zero.

Net income before income taxes decreased to $77.3 million for the quarter ended June 30, 2007 from $83.9 million for the same period in 2006. The income tax provision decreased to $28.2 million for the three months ended June 30, 2007 as compared to $33.3 million for the three months ended June 30, 2006. For the quarter ended June 30, 2007, net income decreased slightly to $49.1 million or $0.31 per diluted share as compared with $50.7 million or $0.31 per diluted share for the same period in 2006.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

During the six-months ended June 30, 2007, production increased 49% on an equivalent basis to 59.0 Bcfe from 39.6 Bcfe for the same six-month period in 2006. The increase is primarily attributable to the additional wells drilled and completed during 2006 along with the increased drilling and completion during the first six-months of 2007. Average realized prices for natural gas decreased 21% to $5.13 per Mcf for the six months ended June 30, 2007 as compared to $6.49 for the same period in 2006. The increase in production offset by the decrease in realized average natural gas price contributed to an 18% increase in revenues to $333.0 million as compared to $281.1 million in 2006.

Domestically, LOE increased to $10.3 million for the six months ended June 30, 2007 compared to $4.8 million during the same period in 2006 due to increased production volumes as well as increased water disposal costs in Wyoming. On a unit of production basis, LOE costs increased to $0.19 per Mcfe during the six months ended June 30, 2007 as compared to $0.14 per Mcfe during the same period ended June 30, 2006 due to increased water disposal costs in Wyoming. During the six months ended June 30, 2007 production taxes were $32.2 million compared to $26.7 million during the same period in 2006, or $0.60 per Mcfe during six months ended June 30, 2007 as compared to $0.77 per Mcfe during the first half of 2006. Production taxes are calculated based on a percentage of revenue from production. Gathering fees increased to $13.5 million during the first half of 2007 compared to $8.1 million during the six months ended June 30, 2006 largely due to increased production volumes. On a per unit basis, gathering fees increased slightly to $0.25 per Mcfe for the six months ended June 30, 2007 from $0.24 per Mcfe for the same period in 2006.

Domestically, DD&A expenses increased to $62.2 million during the first half of 2007 from $30.6 million for the same period in 2006, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $1.15 per Mcfe for the six months ended June 30, 2007 from $0.89 per Mcfe for the same period in 2006.

In China, LOE was $5.6 million during the six months ending June 30, 2007 ($1.10 per Mcfe or $6.60 per BOE) compared to $4.7 million ($0.92 per Mcfe or $5.52 per BOE) during the same period in 2006. The increase is largely attributable to higher costs associated with new fields brought on production during 2006. Severance taxes in China decreased slightly to $5.1 million ($1.00 per Mcfe or $6.00 per BOE) for the six months ended June 30, 2007 from $5.4 million ($1.05 per Mcfe or $6.30 per BOE) for the same period in 2006. The decrease is due primarily to lower assessments under the Petroleum Special Profits Tax levied by the Chinese government beginning in April 2006 as a result of lower realized oil prices during the first half of 2007 as compared to the same period in 2006.

DD&A expense in China was $11.0 million ($2.16 per Mcfe or $12.96 per BOE) for the first half of 2007 as compared to $6.1 million ($1.19 per Mcfe or $7.14 per BOE) for the same period in 2006. This increase is largely attributable to higher DD&A rates as a result of costs being allocated from unevaluated properties to the full cost pool.

General and administrative expenses decreased by 12% to $6.9 million during the first half of 2007 compared to $7.9 million for the same period in 2006. On a per unit basis, general and administrative expenses decreased to $0.12 per Mcfe during the six months ended June 30, 2007 compared with $0.20 per Mcfe for the same six months ended June 30, 2006. This decrease was primarily attributable to a reduction in year over year compensation expense in combination with higher production volumes.

Interest expense increased to $6.9 million during the six months ended June 30, 2007 from $0.3 million during the same period in 2006. The increase is related to higher outstanding balances under the Company’s credit facility during the first half of 2007 as compared to the same period in 2006.

Net income before income taxes decreased slightly by 4% to $179.9 million for the six months ended June 30, 2007 from $187.9 million for the same period in 2006. The income tax provision decreased 8% to $64.2 million for the six months ended June 30, 2007 as compared to $69.8 million for the six months ended

June 30, 2006, attributable to a decrease in pre-tax income. For the six months ended June 30, 2007, net income decreased slightly by 2% to $115.7 million or $0.73 per diluted share as compared with $118.1 million or $0.72 per diluted share for the same period in 2006. The increase in diluted earnings per share is attributable to the Company’s share repurchase program, which was implemented beginning in May 2006 (See Note 6).

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

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2007, the Company relied on cash provided by operations along with borrowings under the senior credit facility to finance its capital expenditures. The Company participated in the drilling of 90 wells in Wyoming and continued to participate in the exploration and development processes in the China blocks including the ongoing batch drilling program for the development wells. For the six-month period ended June 30, 2007, net capital expenditures were $361.5 million. At June 30, 2007, the Company reported a cash position of $17.5 million compared to $45.2 million at June 30, 2006. Working capital at June 30, 2007 was a deficit of $62.2 million compared to a deficit of $0.6 million at June 30, 2006. As of June 30, 2007, the Company had $300.0 million in bank indebtedness outstanding and $200.0 million of available borrowing capacity under our facility. Other long-term obligations of $26.1 million comprised of items payable in more than one year, primarily related to production taxes.

The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2007, which are currently projected to be $740 million. Of the $740 million budget, the Company plans to allocate approximately 93% to Wyoming, 4% to Pennsylvania and 3% to China.

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

Loans under the new credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (0.875 basis points per annum as of June 30, 2007).

At June 30, 2007, we had $300.0 million in outstanding borrowings under our new credit facility and $200.0 million of available borrowing capacity under our new facility.

The new facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2007, we were in compliance with all of our debt covenants.

Prior to April 30, 2007, the Company (through its subsidiary) participated in a revolving credit facility with a group of banks led by JP Morgan Chase Bank, N.A. The agreement specified a maximum loan amount of $500.0 million, an aggregate borrowing base of $1.1 billion and a commitment amount of $250.0 million. This agreement was replaced by the new agreement dated April 30, 2007.

During the six months ended June 30, 2007, net cash provided by operating activities was $257.8 million, an 8% increase over the $237.7 million for the same period in 2006. The increase in net cash provided by operating activities was largely attributable to the increase in production during the first half of 2007, partially offset by decreased realized prices during the six months ended June 30, 2007 as compared to the same period in 2006.

During the six months ended June 30, 2007, net cash used in investing activities was $365.6 million as compared to $180.0 million for the same period in 2006. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2007.

During the six months ended June 30, 2007, net cash provided by financing activities was $110.6 million as compared to net cash used in financing activities of $56.9 million for the same period in 2006. The change in net financing activities is primarily attributable to borrowings under the Company’s senior credit facility during 2007 offset by increased share repurchases under the Company’s share repurchase program during the six months ended June 30, 2006 (See Note 6).

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2007.

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

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $5.13 per Mcf during the six months ended June 30, 2007.

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

At June 30, 2007, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Gain at
Type	Remaining Contract Period	Day	MMBTU	06/30/2007*

Swap	Apr 2008 — Oct 2008	10,000	$7.10	$926,771
Swap	Apr 2008 — Oct 2008	10,000	$7.12	$1,009,952
Swap	Apr 2008 — Oct 2008	10,000	$7.16	$1,090,443

*	Unrealized gains are not adjusted for income tax effect.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2007. (The Company’s approximate average net interest in physical gas sales is 80%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

April 2007 — October 2007	40,000	$6.20
Calendar 2008	100,000	$6.83
April 2008 — October 2008	30,000	$7.13
Calendar 2009	10,000	$7.51

Subsequent to June 30, 2007 and through August 3, 2007, the Company has entered into the following commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis):

		Volume	Average
Type	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	Aug 2007 — Dec 2007	10,000	$4.59

ITEM 4 —	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There were no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares That
			Publicly	May Yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

Jan 1 — Jan 31, 2007	—	—	—	$802 million
Feb 1 — Feb 28, 2007	18,179	$51.87	18,179	$801 million
Mar 1 — Mar 31, 2007	149,900	$52.66	149,900	$793 million
Apr 1 — Apr 30, 2007	217,350	$55.01	217,350	$781 million
May 1 — May 31, 2007	46,142	$62.88	18,179	$778 million
Jun 1 — Jun 30, 2007	272,000	$56.41	272,000	$763 million

TOTAL	703,571	$55.48	703,571	$763 million

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced an initial program to purchase up to $500.0 million of shares of its common stock through open market transactions or privately negotiated transactions. During the six months ended June 30, 2007, the Company has repurchased 639,250 shares of its common stock in open market transactions for an aggregate $35.2 million at a weighted average price of $55.05 per share. Since the program’s inception in May 2006, the Company has purchased a total of 4.6 million shares in open market transactions for an aggregate $232.7 million at a weighted average price of $50.50 per share.

In addition to the shares repurchased in open market transactions, the Company also acquired 64,321 shares delivered by employees for $3.8 million to satisfy the exercise price of the employees’ stock options and tax withholding obligations to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.

In total, during the six months ended June 30, 2007, the Company repurchased 703,571 shares of its common stock for an aggregate $39.0 million dollars at a weighted average price of $55.48 per share. Since the program’s inception in May 2006, the Company has repurchased 4.7 million shares of its common stock for an aggregate $237.3 million at a weighted average price of $50.48 per share.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting on June 14, 2007. At the annual meeting the entire board of directors of the Company was elected. The votes cast for each of the directors proposed by the Company’s definitive proxy statement on Schedule 14A was as follows:

Michael D. Watford	—	127,487,357 voted in favor, zero voted against and 268,954 votes withheld.
W. Charles Helton	—	126,196,192 voted in favor, zero voted against and 1,561,067 votes withheld.
Stephen J. McDaniel	—	126,714,729 voted in favor, zero voted against and 1,042,530 votes withheld.
James C. Roe	—	127,025,213 voted in favor, zero voted against and 732,046 votes withheld.
Robert E. Rigney	—	125,317,592 voted in favor, zero voted against and 2,438,719 votes withheld.

The shareholders of the Company approved the appointment of Ernst & Young, LLP as the Company’s independent auditors for 2007. There were 127,622,914 votes in favor of approval of the appointment of Ernst & Young, LLP as the Company’s auditors, zero votes against and 134,346 votes withheld.

The shareholders of the Company voted against the shareholder proposal with 48,940,007 votes against, 21,093,126 votes in favor of the proposal, 25,963,710 votes withheld and 31,762,417 Broker Non-votes.

A total of 127,759,260 shares were voted by 220 shareholders, representing 84% of the Company’s outstanding shares.

ITEM 5.	OTHER INFORMATION

The Company and Michael D. Watford entered into an employment agreement, effective as of February 1, 2007 similar to the previous employment agreement between the Company and Mr. Watford. The agreement has an initial term of three years, and will be automatically extended for successive one-year periods unless earlier terminated or upon the election of the Company’s board of directors not to renew the agreement. Under the agreement, Mr. Watford agrees to serve as chairman, CEO and president of the Company for a salary of $600,000 per year. The salary is to be reviewed annually by the Company’s compensation committee, which may recommend increases to the board of directors based on Mr. Watford’s performance and then-current market conditions for comparable positions. Mr. Watford is entitled to participate in long-term incentive plans adopted by the Company, to reimbursement of reasonable business expenses, to participate in and receive all rights and benefits under any life insurance, disability, medical and dental, health and accident plans, and to participate in programs adopted for senior employees of the Company, including rights and benefits under the Company’s insurance program. The agreement provides that the Company will provide Mr. Watford with an automobile and will pay actual operating costs of the automobile.

The Company is entitled to terminate the Agreement at any time for cause, in which case Mr. Watford will be entitled to no severance or other termination benefit. Cause includes the willful failure or refusal of Mr. Watford to render services to the Company in accordance with the employment agreement, the commission by Mr. Watford of an act of fraud or embezzlement against the Company or any other act which is materially and demonstrably injurious to the Company, or if Mr. Watford has been convicted of a felony.

Mr. Watford is entitled to a one-time severance payment equal to 100% of his salary for the 12 months immediately preceding the termination plus an amount equal to Mr. Watford’s most recent annual bonus if:

•	Mr. Watford and the Company cannot agree to the terms of an extension of the agreement, or if the Company elects not to renew the agreement at the end of the initial term or any extended term,

•	The agreement is terminated by the Company other than for just cause (except in connection with a change of control), or

•	Mr. Watford terminates the Agreement because his responsibilities or duties with the Company materially change, the Company fails to provide to Mr. Watford the compensation he is entitled to under the agreement, Mr. Watford is required to relocate outside of Houston, Texas, or there is a material breach by the Company of any provision of the agreement (provided such termination is within two years of any such event).

Mr. Watford is entitled to a one-time severance payment equal to two and a half times the sum of 100% of his salary for the 12 months immediately preceding the termination plus an amount equal to his most recent bonus upon the termination by either Mr. Watford or the Company of this agreement following a change of control. “Change of control” is defined in the employment agreement. In addition, all stock options shall immediately vest in full, all outstanding Best in Class stock awards shall become 150% vested and awards under the Company’s long term incentive plan shall vest and be payable at the maximum award level.

The agreement also provides that Mr. Watford is entitled to tax gross up payments in certain cases.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto — (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.2*	Employment Agreement between the Company and Michael D. Watford dated August 6, 2007.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford

Title:	Chairman, President and Chief Executive Officer

Date: August 8, 2007

By:	/s/ Marshall D. Smith
Name: Marshall D. Smith

Title:	Chief Financial Officer

Date: August 8, 2007

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto — (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.2*	Employment Agreement between the Company and Michael D. Watford dated August 6, 2007.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith