Form 10-Q
period 2007-09-30
ULTRA PETROLEUM CORP
filed 2007-11-01
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 24, 2007 was 152,387,812.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

			For the Nine Months
	For the Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except
	per share data)

Revenues:
Natural gas sales	$103,847	$116,365	$367,552	$330,202
Oil sales	13,368	11,168	37,111	27,971

Total operating revenues	117,215	127,533	404,663	358,173
Expenses:
Production expenses and taxes	26,051	25,469	81,982	65,062
Depletion and depreciation	31,864	19,556	94,084	50,189
General and administrative	3,470	4,225	10,109	12,093

Total operating expenses	61,385	49,250	186,175	127,344
Operating income	55,830	78,283	218,488	230,829
Other income (expense):
Interest expense	(5,550)	(872)	(12,471)	(1,183)
Interest income	203	285	839	1,629

Total other income (expense)	(5,347)	(587)	(11,632)	446
Income before income tax provision	50,483	77,696	206,856	231,275
Income tax provision	17,727	35,940	73,705	91,865

Net income from continuing operations	32,756	41,756	133,151	139,410
Income from discontinued operations, net of tax	4,644	10,719	19,909	31,215

Net income	37,400	52,475	153,060	170,625
Retained earnings, beginning of period	740,444	511,739	624,784	393,589

Retained earnings, end of period	$777,844	$564,214	$777,844	$564,214

Basic Earnings per Share:
Income per common share from continuing operations	$0.22	$0.27	$0.88	$0.90

Income per common share from discontinued operations	$0.03	$0.07	$0.13	$0.20

Net Income per common share	$0.25	$0.34	$1.01	$1.10

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.21	$0.26	$0.84	$0.86

Income per common share from discontinued operations	$0.03	$0.07	$0.12	$0.19

Net Income per common share	$0.24	$0.33	$0.96	$1.05

Weighted average common shares outstanding — basic	151,530	153,351	151,825	154,591

Weighted average common shares outstanding — fully diluted	158,224	160,920	158,768	162,447

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

ASSETS
Current assets
Cash and cash equivalents	$8,740	$14,574
Restricted cash	2,150	667
Accounts receivable	87,924	87,805
Deferred tax asset	8,512	8,266
Derivative assets	7,467	—
Inventory	16,412	18,929
Assets related to operations held for sale (see Note 8)	118,011	119,285
Prepaid drilling costs and other current assets	751	—

Total current assets	249,967	249,526
Oil and gas properties, net, using the full cost method of accounting
Proved	1,398,176	978,000
Unproved	36,004	28,998
Capital assets	1,752	1,775
Deferred financing costs, derivative assets and other	6,432	—

Total assets	$1,692,331	$1,258,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$111,861	$75,458
Current taxes payable	2,678	2,207
Liabilities associated with operations held for sale (see Note 8)	13,238	13,162
Other current liabilities	—	530
Capital cost accrual	95,312	94,867

Total current liabilities	223,089	186,224
Long-term debt	395,000	165,000
Deferred income tax liability	309,990	252,808
Other long-term obligations	34,265	25,262
Shareholders’ equity
Share capital	4,042	5,415
Treasury stock	(60,439)	(1,194)
Retained earnings	777,844	624,784
Accumulated other comprehensive income	8,540	—

Total shareholders’ equity	729,987	629,005

Total liabilities and shareholders’ equity	$1,692,331	$1,258,299

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$153,060	$170,625
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(19,909)	(31,215)
Depletion and depreciation	94,084	50,189
Deferred income taxes	69,987	82,908
Excess tax benefit from stock based compensation	(13,561)	(9,516)
Stock compensation	2,138	1,022
Other	94	—
Net changes in non-cash working capital:
Restricted cash	(1,483)	(2)
Accounts receivable	(119)	(10,170)
Prepaid drilling costs and other current assets	(1,142)	22
Accounts payable and accrued liabilities	36,403	31,583
Other long-term obligations	7,117	5,255
Taxes payable	(2,150)	(3,565)

Net cash provided by operating activities from continuing operations	324,519	287,136
Net cash provided by operating activities from discontinued operations	33,683	42,171

Net cash provided by operating activities	358,202	329,307
Investing activities:
Oil and gas property expenditures	(517,132)	(323,566)
Investing activities from discontinued operations	(13,910)	(18,972)
Change in capital cost accrual	445	34,798
Inventory	2,517	(2,555)
Purchase of capital assets	(438)	(566)

Net cash used in investing activities	(528,518)	(310,861)
Financing activities:
Borrowings on long-term debt	230,000	110,000
Deferred financing costs	(1,082)	—
Repurchased shares	(84,515)	(174,319)
Stock issued for compensation	—	1,741
Excess tax benefit from stock based compensation	13,561	9,516
Proceeds from exercise of options	6,518	7,493

Net cash provided by (used in) financing activities	164,482	(45,569)
Decrease in cash during the period	(5,834)	(27,123)
Cash and cash equivalents, beginning of period	14,574	43,968

Cash and cash equivalents, end of period	$8,740	$16,845

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(All dollar amounts in this Quarterly Report on Form 10-Q are expressed in Thousands of U.S. dollars (except per share data) unless otherwise noted)

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

SEC Regulation S-X Rule 4-10 states that if prices in effect at the end of a quarter are the result of a temporary decline and prices improve prior to the issuance of the financial statements, the increased price may be applied in the computation of the ceiling test. At September 30, 2007, prices in effect in southwest Wyoming were temporarily low due to a confluence of the following factors: (i) a fire at a compressor station on a major pipeline that exports natural gas from Wyoming; (ii) scheduled and unscheduled maintenance on pipelines in the region; and, (iii) lack of demand due to mild temperatures in the Rockies’ region. Since September 30, 2007, prices have recovered such that the Company’s future net cash flows (as described above) are in excess of the Company’s capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes. If the Company had applied the price in effect at September 30, 2007 ($0.67 per Mcf), it would have recognized a ceiling test impairment of $489.5 million.

(g) Inventories:  Crude oil products and materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location and the Company uses the weighted average method to record its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less. Drilling and completion supplies inventory of $16.4 million primarily includes the cost of pipe and equipment that will be utilized during the 2007 and 2008 drilling programs.

(h) Forward natural gas sales transactions:  The Company primarily relies on fixed price physical delivery contracts to manage its commodity price exposure. The Company may, from time to time and to a lesser extent, use derivative instruments as one way to manage its exposure to commodity prices. (See Note 7).

(i) Income taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s total income tax expense for the nine-months ended September 30, 2007 totaled $73.7 million from continuing operations and $10.7 million from discontinued operations. (See Note 6).

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income	$37,400	$52,475	$153,060	$170,625

Weighted average common shares outstanding during the period	151,530	153,351	151,825	154,591
Effect of dilutive instruments	6,694	7,569	6,943	7,856

Weighted average common shares outstanding during the period including the effects of dilutive instruments	158,224	160,920	158,768	162,447

Net income per share — basic	$0.25	$0.34	$1.01	$1.10

Net income per share — fully diluted	$0.24	$0.33	$0.96	$1.05

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the nine-months ended September 30, 2007 and 2006 was $1.6 million and $0.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 4 for additional information.

(m) Revenue Recognition.  Natural gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$37,400	$52,475	$153,060	$170,625
Unrealized gain on derivative instruments, net of tax	6,575	—	8,540	—

Comprehensive income	$43,975	$52,475	$161,600	$170,625

(o) Reclassifications:  Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.

(p) Impact of recently issued accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does anticipate that the implementation of SFAS No. 157 will have a material impact on consolidated results of operations, financial position or liquidity.

2.	OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2007	2006

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$1,688,004	$1,174,683
Less accumulated depletion, depreciation and amortization — Domestic	(289,828)	(196,683)

	1,398,176	978,000
Unproven Properties:
Acquisition and exploration costs — Domestic	36,004	28,998

	$1,434,180	$1,006,998

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	LONG-TERM LIABILITIES:

	September 30,	December 31,
	2007	2006

Bank indebtedness	$395,000	$165,000
Other long-term obligations	34,265	25,262

	$429,265	$190,262

Bank indebtedness:  The Company (through its subsidiary) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. This agreement provides an initial loan commitment of $500.0 million and may be increased to a maximum aggregate amount of $750.0 million at the request of the Company. Each bank has the right, but not the obligation, to increase the amount of its commitment as requested by the Company. In the event the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to add new financial institutions to the credit facility.

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (0.875 basis points per annum as of September 30, 2007).

At September 30, 2007, we had $395.0 million in outstanding borrowings and $105.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2007, we were in compliance with all of our debt covenants.

Other long-term obligations:  These costs relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations.

4.	SHARE BASED COMPENSATION

Valuation and Expense Information under SFAS 123R

The following table summarizes share-based compensation expense related to employee stock options under SFAS No. 123R for the nine months ended September 30, 2007 and 2006, respectively, which was allocated as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Total cost of share-based payment plans	$3,317	$1,406
Amounts capitalized in fixed assets	$1,679	$684
Amounts charged against income, before income tax benefit	$1,638	$722
Amount of related income tax benefit recognized in income	$575	$253

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Non-Executives	Executives	Non-Executives	Executives

Expected volatility	41.55 — 43.70%	44.4%	44.2 — 45.8%	43.5%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	4.75 — 5.02	5.53	2.75 — 4.71	3.58
Risk free rate	4.16 — 5.07%	4.69%	4.56 — 5.03%	4.84%
Expected forfeiture rate	14.0%	14.0%	20.0%	20.0%

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2007:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2006	9,082,756	$0.26 to $67.73

Granted	385,976	$45.95 to $62.23
Exercised	(880,250)	$0.38 to $55.58
Forfeited	(76,432)	$47.19 to $63.05
Expired	—	—

Balance, September 30, 2007	8,512,050	$0.26 to $67.73

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

Under the LTIP, each year the Compensation Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive an LTI Value (“Long Term Incentive Value”). With respect to LTIP Stock Option Awards, options are awarded equal to one half of the LTI Value based on the fair value on the date of grant (using Black-Scholes methodology).

The other half of the LTI Value is the “target” amount that may be awarded to the participant as an LTIP Common Stock Award at the end of a three-year performance period. The Compensation Committee establishes performance measures at the beginning of each three-year overlapping performance period. Each participant is also

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned threshold and maximum award levels in the event that performance is below or above target levels. Awards are expressed as dollar targets and become payable in common shares at the end of each performance period based on the Company’s overall performance during such period. A new three-year period begins each January. Participants must be employed by the Company at the end of a performance period in order to receive an award.

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

For the nine months ended September 30, 2007, the Company recognized $0.4 million, $0.4 million and $0.4 million in pre-tax compensation expense related to the 2005 LTIP, 2006 LTIP and 2007 LTIP, respectively. For the nine months ended September 30, 2006, the Company recognized $0.3 million and $0.3 million in pre-tax compensation expense related to the 2005 LTIP and 2006 LTIP, respectively. The amounts recognized during the first nine months of 2007 and 2006 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation cost, estimated at September 30, 2007, for the three year performance periods would be approximately $2.2 million, $2.6 million and $2.9 million (before taxes) related to the 2005 LTIP, 2006 LTIP and 2007 LTIP, respectively.

For the nine months ended September 30, 2007, the Company recognized $0.5 million in pre-tax compensation expense related to the Best in Class program. For the nine months ended September 30, 2006, the Company recognized $0.3 million in pre-tax compensation expense related to the Best in Class program. The amount recognized to date assumes that maximum performance levels are achieved. If the Company ultimately attains the maximum performance level, the associated total compensation cost will be approximately $3.6 million before income taxes, of which the Company has expensed $3.1 million as of September 30, 2007.

5.	SHARE REPURCHASE PROGRAM:

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

During the nine months ended September 30, 2007, the Company repurchased 1,431,170 shares of its common stock in open market transactions for an aggregate $78.9 million at a weighted average price of $55.12 per share. Since the program’s inception in May 2006, the Company has purchased a total of 5.4 million shares in open market transactions for an aggregate $276.4 million at a weighted average price of $51.19 per share.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the shares repurchased in open market transactions during the nine months ended September 30, 2007, the Company also acquired 82,797 shares delivered by employees for $4.9 million to satisfy the exercise price of the employees’ stock options and tax withholding obligations to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.

In total, during the nine months ended September 30, 2007, the Company repurchased 1,513,967 shares of its common stock for an aggregate $83.8 million dollars at a weighted average price of $55.36 per share. Since the program’s inception in May 2006, the Company has repurchased 5.5 million shares of its common stock for an aggregate $282.1 million at a weighted average price of $51.18 per share.

6.	INCOME TAXES:

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

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Ultra did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense or penalties recognized during the nine months ended September 30, 2007.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of Income Tax Expense for the three and nine months ended September 30, 2007 and 2006:

					For the Nine Months Ended
	For the Three Months Ended September 30,				September 30,
	2007		2006		2007		2006
	$	Rate	$	Rate	$	Rate	$	Rate

Continuing Operations —
Current — State tax payments	$10	0.0%	$—	0.0%	$25	0.0%	$—	0.0%
Current — US AMT payments	1,100	2.2%	—	0.0%	2,625	1.3%	—	0.0%
Current — Withholding taxes	—	0.0%	5,159	6.6%	1,068	0.5%	8,957	3.9%
Deferred tax expense	16,617	32.9%	30,781	39.6%	69,987	33.8%	82,908	35.8%

Income Tax Provision — Continuing Operations	$17,727	35.1%	$35,940	46.2%	$73,705	35.6%	$91,865	39.7%

Discontinued Operations —
Current taxes — China	$2,374	33.2%	$390	3.5%	$12,019	39.2%	$14,215	31.3%
Deferred tax expense — China	126	1.8%	—	0.0%	(1,299)	(4.2)%	—	0.0%

Income Tax Provision — Discontinued Operations	$2,500	35.0%	$390	3.5%	$10,720	35.0%	$14,215	31.3%

Total Income Tax Provision	$20,227	35.1%	$36,330	40.9%	$84,425	35.5%	$106,080	38.3%

7.	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $4.76 per Mcf during the nine months ended September 30, 2007.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Gain at
Type	Remaining Contract Period	Day	MMBTU	09/30/2007*

Swap	Oct 2007 — Dec 2007	10,000	$4.59	$1,271,989
Swap	Apr 2008 — Oct 2008	60,000	$6.82	$7,145,957
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$4,741,349

*	Unrealized gains are not adjusted for income tax effect.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2007. (The Company’s approximate average net interest in physical gas sales is 80%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

October 2007	40,000	$6.20
Calendar 2008	100,000	$6.83
Calendar 2009	10,000	$7.51

8.	DISCONTINUED OPERATIONS:

During the third quarter of 2007, we made the decision to dispose of Sino-American Energy Corporation, which owned our Bohai Bay assets in China in order to focus on our legacy asset in the Pinedale Field in southwest Wyoming. The reserve volumes sold represent all of Ultra’s international assets and, previously, were the only results included in our foreign operating segment.

On September 26, 2007, Ultra Petroleum Corp.’s wholly-owned subsidiary, UP Energy Corporation, a Nevada corporation, entered into a definitive share purchase agreement to sell all of the outstanding shares of Sino-American Energy Corporation (“Sino-American”), a Texas corporation, for a total purchase price of US$223.0 million, subject to adjustments. Sino-American held all of Ultra Petroleum Corp.’s interests in oil and gas production sharing contracts in Bohai Bay, China. The purchaser is SPC E&P (China) Pte. Ltd., a wholly-owned subsidiary of Singapore Petroleum Company. For tax purposes, this transaction will be treated as an asset sale as the Company agreed to make a 338(h)(10) election in the stock purchase agreement. See Note 9 for further discussion on the completion of the sale.

The Company has accounted for its Sino-American operations as discontinued operations and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating revenues	$19,254	$17,833	$64,821	$68,336
Operating expenses	12,110	6,724	34,192	22,906

Income before income tax provision	7,144	11,109	30,629	45,430
Income tax provision	2,500	390	10,720	14,215

Income from discontinued operations, net of tax	$4,644	$10,719	$19,909	$31,215

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of “Assets related to operations held for sale” and “Liabilities associated with operations held for sale” on the Balance Sheet at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$100	$132
Accounts receivable	6,200	2,294
Inventory	—	408
Prepaid drilling costs and other current assets	—	4,025

Total current assets	6,300	6,859
Oil and gas properties, net, using the full cost method of accounting	111,711	112,371
Capital assets	—	55

Total assets related to operations held for sale	$118,011	$119,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,529	$833
Current taxes payable	2,454	4,635
Deferred revenues	296	—

Total current liabilities	5,279	5,468
Long-term liabilities
Deferred income tax liability	6,572	6,383
Other long-term obligations	1,387	1,311

Total liabilities associated with operations held for sale	$13,238	$13,162

9.	SUBSEQUENT EVENT:

On October 22, 2007, the sale of Sino-American Energy Corporation closed for a total purchase price of US$223.0 million which will result in an after-tax gain on sale of properties during the quarter ended December 31, 2007 of approximately $70.5 million.

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

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated all amounts are expressed in U.S. dollars. We operate in one industry segment, natural gas and oil exploration and development with one geographical segment; the United States. (See Note 8 for a discussion regarding the sale of our Chinese assets).

The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2007 have ranged from $3.84 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. The average realization for the Company’s gas during the quarter ended September 30, 2007 was $4.04 per Mcf.

The Company has grown its natural gas and oil production from continuing operations significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 26% production growth from continuing operations on an Mcfe basis during the quarter ended September 30, 2007 as compared to the same quarter in 2006.

On September 27, 2007, the company announced the execution of a stock purchase agreement for the sale of Sino-American Energy Corporation which represents all of Ultra’s interest in Bohai Bay, China for $223 million. Proved reserves at year-end 2006 for Sino-American were approximately 4 MMBbls which represented 1% of Ultra’s total booked proved reserves. Despite having owned Sino-American in the third quarter of 2007, under generally accepted accounting principles (“GAAP”), its operations have been reclassified as “Discontinued Operations” for the entire quarter and for the prior-year period. As a result, production, revenues and expenses associated with Sino-American have been removed from continuing operations and reclassified to discontinued operations. The sale closed on October 22, 2007, with an effective date of June 30, 2007. The purchaser of Sino-American Energy Corporation is SPC E&P (China) Pte Ltd, a wholly-owned subsidiary of Singapore Petroleum Company Limited.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the nine months ended September 30, 2007 and 2006 was $1.6 million and $0.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options. At September 30, 2007, there was $8.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.24 years. See Note 4 for additional information.

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

The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities. Inflation has not had a material impact on the Company’s results of operations and is not expected to have a material impact on the Company’s results of operations in the future.

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

SEC Regulation S-X Rule 4-10 states that if prices in effect at the end of a quarter are the result of a temporary decline and prices improve prior to the issuance of the financial statements, the increased price may be applied in the computation of the ceiling test. At September 30, 2007, prices in effect in southwest Wyoming were temporarily low due to a confluence of the following factors: (i) a fire at a compressor station on a major pipeline that exports natural gas from Wyoming; (ii) scheduled and unscheduled maintenance on pipelines in the region; and, (iii) lack of demand due to mild temperatures in the Rockies’ region. Since September 30, 2007, prices have recovered such that the Company’s future net cash flows (as described above) are in excess of the Company’s capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes. If the Company had applied the price in effect at September 30, 2007 ($0.67 per Mcf), it would have recognized a ceiling test impairment of $489.5 million.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2007 VS. QUARTER ENDED SEPTEMBER 30, 2006

During the third quarter of 2007, production from continuing operations increased 26% on an equivalent basis to 26.9 Bcfe from 21.4 Bcfe for the same quarter in 2006 attributable to the Company’s successful drilling activities during 2006 and in the first nine months of 2007. Average realized prices for natural gas decreased 29% due to a fire at a compressor station on a major pipeline that exports natural gas from Wyoming, scheduled and unscheduled maintenance on pipelines in the region and lack of demand due to mild temperatures in the Rockies’ region to $4.04 per Mcf in the third quarter of 2007 as compared to $5.68 for the third quarter of 2006. The decrease in realized average natural gas prices offset by the increase in production contributed to an 8% decrease in revenues from continuing operations to $117.2 million as compared to $127.5 million in 2006.

Lease operating expense (“LOE”) increased to $6.4 million at September 30, 2007 compared to $5.4 million at September 30, 2006 due to increased production volumes along with increased water disposal costs in Wyoming. On a unit of production basis, LOE costs decreased to $0.24 per Mcfe at September 30, 2007 compared to $0.25 per Mcfe at September 30, 2006 due to increased production volumes. During the third quarter of 2007, production taxes were $13.0 million compared to $14.5 million during the third quarter of 2006, or $0.48 per Mcfe, compared to $0.68 per Mcfe. The decrease in per unit taxes is attributable to the lower realized gas price received during the quarter ended September 30, 2007 as compared to the same period in 2006. Production taxes are calculated based on a percentage of revenue from production. Gathering fees increased to $6.7 million at September 30, 2007 compared to $5.5 million at September 30, 2006 largely due to increased production volumes. On a per unit basis, gathering fees remained relatively flat at $0.25 per Mcfe for the three months ended September 30, 2007 as compared to $0.26 per Mcfe for the same period in 2006.

Depletion, depreciation and amortization (“DD&A”) expenses increased to $31.9 million during the quarter ended September 30, 2007 from $19.6 million for the same period in 2006, attributable to increased production volumes and a higher depletion rate, due mainly to forecasted increased future development costs. On a unit basis, DD&A increased to $1.18 per Mcfe at September 30, 2007 from $0.91 at September 30, 2006.

General and administrative expenses declined to $3.5 million ($0.13 per Mcfe) at September 30, 2007 compared to $4.2 million ($0.20 per Mcfe) for the same period in 2006. This decrease was primarily attributable to a reduction in year over year compensation expense in combination with higher production volumes during the quarter ended September 30, 2007 as compared to the same period in 2006.

Interest expense increased to $5.6 million during the quarter ended September 30, 2007 from $0.9 million during the same period in 2006. The increase is related to higher outstanding balances under the Company’s credit facility during the quarter ended September 30, 2007 as compared to the same period in 2006. At September 30, 2007, the outstanding balance under the credit facility was $395.0 million while the outstanding balance at September 30, 2006 was $110.0 million.

Net income before income taxes decreased to $50.5 million for the quarter ended September 30, 2007 from $77.7 million for the same period in 2006 primarily as a result of decreased natural gas prices offset by increased production.

The income tax provision decreased to $17.7 million for the three months ended September 30, 2007 as compared to $35.9 million for the three months ended September 30, 2006 due to lower pre-tax income and lower withholding tax related to share repurchases (See Note 6).

Discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $4.6 million for the quarter ended September 30, 2007 from $10.7 million for the same period in 2006. The decrease is primarily related to decreased oil production and increased LOE and DD&A.

For the quarter ended September 30, 2007, net income decreased to $37.4 million or $0.24 per diluted share as compared with $52.5 million or $0.33 per diluted share for the same period in 2006 primarily attributable to reduced gas prices realized in 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

During the nine-months ended September 30, 2007, production from continuing operations increased 45% on an equivalent basis to 80.8 Bcfe from 55.9 Bcfe for the same nine-month period in 2006. The increase is primarily attributable to the additional wells drilled and completed during 2006 along with the increased drilling and completion during the nine-months ended September 30, 2007. Average realized prices for natural gas decreased 23% due to a fire at a compressor station on a major pipeline that exports natural gas from Wyoming, scheduled and unscheduled maintenance on pipelines in the region and lack of demand due to mild temperatures in the Rockies’ region to $4.76 per Mcf for the nine months ended September 30, 2007 as compared to $6.18 for the same period in 2006. The increase in production offset by the decrease in realized average natural gas price contributed to a 13% increase in revenues to $404.7 million as compared to $358.2 million in 2006.

LOE increased to $16.7 million for the nine months ended September 30, 2007 compared to $10.2 million during the same period in 2006 due to increased production volumes as well as increased water disposal costs in Wyoming. On a unit of production basis, LOE costs increased to $0.21 per Mcfe during the nine months ended September 30, 2007 as compared to $0.18 per Mcfe during the same period ended September 30, 2006 due to increased water disposal costs in Wyoming. During the nine months ended September 30, 2007 production taxes were $45.2 million compared to $41.2 million during the same period in 2006, or $0.56 per Mcfe during nine months ended September 30, 2007 as compared to $0.74 per Mcfe during the same period in 2006. Production taxes are calculated based on a percentage of revenue from production. Gathering fees increased to $20.1 million during the first nine months of 2007 compared to $13.6 million during the nine months ended September 30, 2006 largely due to increased production volumes. On a per unit basis, gathering fees remained relatively flat at $0.25 per Mcfe for the nine months ended September 30, 2007 compared to $0.24 per Mcfe for the same period in 2006.

DD&A expenses increased to $94.1 million during the nine months ended September 30, 2007 from $50.2 million for the same period in 2006, attributable to increased production volumes and a higher depletion rate, due to forecasted increased future development costs. On a unit basis, DD&A increased to $1.16 per Mcfe for the nine months ended September 30, 2007 from $0.90 per Mcfe for the same period in 2006.

General and administrative expenses decreased by 16% to $10.1 million during the nine months ended September 30, 2007 compared to $12.1 million for the same period in 2006. On a per unit basis, general and administrative expenses decreased to $0.13 per Mcfe during the nine months ended September 30, 2007 compared with $0.22 per Mcfe for the same period in 2006. This decrease was primarily attributable to a reduction in year over year compensation expense in combination with higher production volumes.

Interest expense increased to $12.5 million during the nine months ended September 30, 2007 from $1.2 million during the same period in 2006. The increase is related to higher outstanding balances under the Company’s credit facility during the first nine months of 2007 as compared to the same period in 2006.

Net income before income taxes decreased by 11% to $206.9 million for the nine months ended September 30, 2007 from $231.3 million for the same period in 2006.

The income tax provision decreased 20% to $73.7 million for the nine months ended September 30, 2007 as compared to $91.9 million for the nine months ended September 30, 2006 attributable to a decrease in pre-tax income and lower withholding tax related to share repurchases (See Note 6).

Discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $19.9 million for the quarter ended September 30, 2007 from $31.2 million for the same period in 2006. The decrease is primarily related to decreased oil production and increased LOE and DD&A.

For the nine months ended September 30, 2007, net income decreased by 10% to $153.1 million or $0.96 per diluted share as compared with $170.6 million or $1.05 per diluted share for the same period in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2007, the Company relied on cash provided by operations along with borrowings under the senior credit facility to finance its capital expenditures. The Company participated in the drilling of 144 wells in Wyoming. For the nine-month period ended September 30, 2007, net capital expenditures were $531.0 million ($517.1 from continuing operations and $13.9 million from discontinued operations). At September 30, 2007, the Company reported a cash position of $8.7 million compared to $16.8 million at September 30, 2006. Working capital at September 30, 2007 was $26.9 million compared to a deficit of $36.9 million at September 30, 2006. As of September 30, 2007, the Company had $395.0 million in bank indebtedness outstanding and $105.0 million of available borrowing capacity under our facility. Other long-term obligations of $34.3 million comprised of items payable in more than one year, primarily related to production taxes.

The Company’s positive cash provided by operating activities, along with the availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2007, which are currently projected to be $740 million. Of the $740 million budget, the Company plans to allocate approximately 94% to Wyoming and 4% to Pennsylvania. The remaining 2% was allocated to Bohai Bay, China.

The Company (through its subsidiary) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. This agreement provides an initial loan commitment of $500.0 million and may be increased to a maximum aggregate amount of $750.0 million at the request of the Company. Each bank has the right, but not the obligation, to increase the amount of its commitment as requested by the Company. In the event the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to add new financial institutions to the credit facility.

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (0.875 basis points per annum as of September 30, 2007).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2007, we were in compliance with all of our debt covenants.

During the nine months ended September 30, 2007, net cash provided by operating activities was $358.2 million, a 9% increase over the $329.3 million for the same period in 2006. The increase in net cash provided by operating activities was largely attributable to the increase in production during the nine months ended September 30, 2007, partially offset by decreased realized natural gas prices during the nine months ended September 30, 2007 as compared to the same period in 2006.

During the nine months ended September 30, 2007, net cash used in investing activities was $528.5 million as compared to $310.9 million for the same period in 2006. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2007.

During the nine months ended September 30, 2007, net cash provided by financing activities was $164.5 million as compared to net cash used in financing activities of $45.6 million for the same period in 2006. The change in net financing activities is primarily attributable to borrowings under the Company’s senior credit facility during 2007 offset by increased share repurchases under the Company’s share repurchase program during the nine months ended September 30, 2006 (See Note 5).

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2007.

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

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is primarily driven by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations averaged $4.76 per Mcf during the nine months ended September 30, 2007.

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

At September 30, 2007, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Gain at
Type	Remaining Contract Period	Day	MMBTU	09/30/2007*

Swap	Oct 2007 — Dec 2007	10,000	$4.59	$1,271,989
Swap	Apr 2008 — Oct 2008	60,000	$6.82	$7,145,957
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$4,741,349

*	Unrealized gains are not adjusted for income tax effect.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2007. (The Company’s approximate average net interest in physical gas sales is 80%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

October 2007	40,000	$6.20
Calendar 2008	100,000	$6.83
Calendar 2009	10,000	$7.51

ITEM 4 —	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares That
			Publicly	May Yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

Jan 1 — Jan 31, 2007	—	—	—	$802 million
Feb 1 — Feb 28, 2007	18,179	$51.87	18,179	$801 million
Mar 1 — Mar 31, 2007	149,900	$52.66	149,900	$793 million
Apr 1 — Apr 30, 2007	217,350	$55.01	217,350	$781 million
May 1 — May 31, 2007	46,142	$62.88	46,142	$778 million
Jun 1 — Jun 30, 2007	272,000	$56.41	272,000	$763 million
Jul 1 — Jul 31, 2007	312,296	$56.40	312,296	$745 million
Aug 1 — Aug 31, 2007	307,000	$54.31	307,000	$729 million
Sep 1 — Sep 30, 2007	191,100	$54.85	191,100	$718 million

TOTAL	1,513,967	$55.36	1,513,967	$718 million

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

During the nine months ended September 30, 2007, the Company repurchased 1,431,170 shares of its common stock in open market transactions for an aggregate $78.9 million at a weighted average price of $55.12 per share. Since the program’s inception in May 2006, the Company has purchased a total of 5.4 million shares in open market transactions for an aggregate $276.4 million at a weighted average price of $51.19 per share.

In addition to the shares repurchased in open market transactions during the nine months ended September 30, 2007, the Company also acquired 82,797 shares delivered by employees for $4.9 million to satisfy the exercise price of the employees’ stock options and tax withholding obligations to satisfy tax withholding obligations in connection with the vesting of equity shares of common stock issued pursuant to the Company’s employee incentive plans.

In total, during the nine months ended September 30, 2007, the Company repurchased 1,513,967 shares of its common stock for an aggregate $83.8 million dollars at a weighted average price of $55.36 per share. Since the program’s inception in May 2006, the Company has repurchased 5.5 million shares of its common stock for an aggregate $282.1 million at a weighted average price of $51.18 per share.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto — (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.2		Employment Agreement between the Company and Michael D. Watford dated August 6, 2007 — (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.3		Share Purchase Agreement dated September 26, 2007 between UP Energy Corporation and SPC E&P (China) Pte. Ltd. — (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 26, 2007).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and Chief Executive Officer

Date: November 1, 2007

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: November 1, 2007

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001).
10.1		Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto — (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.2		Employment Agreement between the Company and Michael D. Watford dated August 6, 2007 — (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.3		Share Purchase Agreement dated September 26, 2007 between UP Energy Corporation and SPC E&P (China) Pte. Ltd. — (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 26, 2007).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith