Form 10-Q
period 2008-03-31
ULTRA PETROLEUM CORP
filed 2008-05-07
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 28, 2008 was 152,825,867.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands
	of U.S. Dollars, except
	per share data)

Revenues:
Natural gas sales	$249,121	$147,284
Oil sales	22,016	9,292

Total operating revenues	271,137	156,576
Expenses:
Production expenses and taxes	61,327	28,684
Depletion and depreciation	42,250	29,629
General and administrative	4,345	3,218

Total operating expenses	107,922	61,531
Operating income	163,215	95,045
Other income (expense):
Interest expense	(5,272)	(2,700)
Interest income	150	327

Total other income (expense), net	(5,122)	(2,373)
Income before income tax provision	158,093	92,672
Income tax provision	56,734	32,030

Net income from continuing operations	101,359	60,642
(Loss) income from discontinued operations, net of tax (benefit) provision of ($36) and $3,985, respectively	(67)	5,949

Net income	101,292	66,591
Retained earnings, beginning of period	887,820	624,784

Retained earnings, end of period	$989,112	$691,375

Basic Earnings per Share:
Income per common share from continuing operations	$0.66	$0.40

Income per common share from discontinued operations	$0.00	$0.04

Net income per common share	$0.66	$0.44

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.64	$0.38

Income per common share from discontinued operations	$0.00	$0.04

Net income per common share	$0.64	$0.42

Weighted average common shares outstanding — basic	152,501	151,928

Weighted average common shares outstanding — fully diluted	158,083	159,112

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S. Dollars)

ASSETS
Current assets
Cash and cash equivalents	$46,339	$10,632
Restricted cash	2,598	2,590
Accounts receivable	138,012	135,849
Derivative assets	—	5,625
Inventory	12,509	13,333
Prepaid drilling costs and other current assets	3,892	424

Total current assets	203,350	168,453
Oil and gas properties, net, using the full cost method of accounting
Proved	1,676,670	1,537,751
Unproved	36,705	36,778
Property, plant and equipment	4,903	4,739
Deferred financing costs, derivative assets and other	5,921	3,861

Total assets	$1,927,549	$1,751,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$164,725	$140,641
Derivative liabilities	53,175	—
Current taxes payable	—	10,839
Capital cost accrual	94,473	88,445

Total current liabilities	312,373	239,925
Long-term debt	300,000	290,000
Deferred income tax liability	352,560	341,406
Other long-term obligations	40,619	26,672
Shareholders’ equity
Share capital	12,005	20,050
Treasury stock	(46,697)	(59,245)
Retained earnings	989,112	887,820
Accumulated other comprehensive (loss) income	(32,423)	4,954

Total shareholders’ equity	921,997	853,579

Total liabilities and shareholders’ equity	$1,927,549	$1,751,582

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S. Dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$101,292	$66,591
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax (benefit) provision of ($36) and $3,985, respectively	67	(5,949)
Depletion and depreciation	42,250	29,629
Deferred income taxes	56,933	30,505
Excess tax benefit from stock based compensation	(25,529)	(3,007)
Stock compensation	854	1,270
Other	90	—
Net changes in non-cash working capital:
Restricted cash	(8)	(558)
Accounts receivable	(2,163)	(9,088)
Prepaid drilling costs and other current and non-current assets	(3,299)	(1,119)
Accounts payable and accrued liabilities	23,543	25,732
Other long-term obligations	13,744	5,440
Current taxes payable	(10,839)	(625)

Net cash provided by operating activities from continuing operations	196,935	138,821
Net cash provided by operating activities from discontinued operations	—	4,653

Net cash provided by operating activities	196,935	143,474
Investing activities:
Oil and gas property expenditures	(179,349)	(159,027)
Investing activities from discontinued operations	—	(7,725)
Post-closing adjustments on sale of subsidiary	(103)	—
Change in capital cost accrual	6,028	15,588
Inventory	824	284
Purchase of capital assets	(347)	(142)

Net cash used in investing activities	(172,947)	(151,022)
Financing activities:
Borrowings on long-term debt	332,000	20,000
Payments on long-term debt	(322,000)	—
Deferred financing costs	(1,580)	—
Repurchased shares	(29,829)	(9,543)
Excess tax benefit from stock based compensation	25,529	3,007
Stock issued for compensation	597	—
Proceeds from exercise of options	7,002	1,766

Net cash provided by financing activities	11,719	15,230
Increase in cash during the period	35,707	7,682
Cash and cash equivalents, beginning of period	10,632	14,574

Cash and cash equivalents, end of period	$46,339	$22,256

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

The accompanying financial statements, other than the balance sheet data as of December 31, 2007, are unaudited and were prepared from the Company’s records. Balance sheet data as of December 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

(d) Capital assets other than oil and gas properties:  Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life.

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

(f) Inventories:  Materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At March 31, 2008, drilling and completion supplies inventory of $12.5 million primarily includes the cost of pipe and production equipment that will be utilized during the 2008 drilling program.

(g) Forward natural gas sales transactions:  The Company primarily relies on fixed price physical delivery contracts, which are considered sales in the normal course of business, to manage its commodity price exposure. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. (See Note 7).

(h) Income taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”) which requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net income from continuing operations	$101,359	$60,642
Net (loss) income from discontinued operations	$(67)	$5,949

Net income	$101,292	$66,591

Weighted average common shares outstanding during the period	152,501	151,928
Effect of dilutive instruments	5,582	7,184

Weighted average common shares outstanding during the period including the effects of dilutive instruments	158,083	159,112

Basic Earnings per Share:
Income per common from continuing operations	$0.66	$0.40

Income per common from discontinued operations	$0.00	$0.04

Net income per common share	$0.66	$0.44

Fully Diluted Earnings per Share:
Income per common from continuing operations	$0.64	$0.38

Income per common from discontinued operations	$0.00	$0.04

Net income per common share	$0.64	$0.42

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the three months ended

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2008 and 2007 was $0.9 million and $0.8 million, respectively. See Note 4 for additional information.

(l) Fair Value Accounting.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. See Note 9 for additional information.

(m) Revenue Recognition.  Natural gas revenues are recorded based on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company initially records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products immediately after production at various locations at which time title and risk of loss pass to the buyer. Gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.

(n) Other Comprehensive Income:  Other comprehensive income is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles impact Shareholders’ Equity, excluding transactions with shareholders.

	Three Months Ended March 31,
	2008	2007

Net income	$101,292	$66,591
Unrealized loss on derivative instruments	(49,958)	—
Taxes on unrealized loss on derivative instruments	17,535	—

Other comprehensive income	$68,869	$66,591

At March 31, 2008, the Company recorded a non-current asset of $3.8 million, a current liability of $53.2 million and a non-current liability of $0.6 million associated with the derivative instruments included in other comprehensive income.

(o) Reclassifications:  Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.

(p) Impact of recently issued accounting pronouncements:  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to increase transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not anticipate that the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation of SFAS No. 161 will have a material impact on consolidated results of operations, financial position or liquidity.

2.	OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2008	2007

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$2,049,384	$1,868,564
Less accumulated depletion, depreciation and amortization	(372,714)	(330,813)

	1,676,670	1,537,751
Unproven Properties:
Acquisition and exploration costs	36,705	36,778

	$1,713,375	$1,574,529

3.	LONG-TERM LIABILITIES:

	March 31,	December 31,
	2008	2007

Bank indebtedness	$—	$290,000
Senior notes, due 2015	100,000	—
Senior notes, due 2018	200,000	—
Other long-term obligations	40,619	26,672

	$340,619	$316,672

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of March 31, 2008).

At March 31, 2008, we had no outstanding borrowings and $500.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2008, we were in compliance with all of our debt covenants under our credit facility.

Senior Notes, due 2015 and 2018:  On March 6, 2008, Ultra Petroleum Corp.’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300 million Senior Notes (“the Notes”) pursuant to a Master Note Purchase

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement between the Company and the purchasers of the Notes. The Notes rank pari passu with the Company’s bank credit facility. Payment of the Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the Notes, $200.0 million are 5.92% Senior Notes due 2018 and $100.0 million are 5.45% Senior Notes due 2015.

Proceeds from the sale of the Notes were used to repay bank debt, but did not reduce the size of the revolving credit facility.

The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At March 31, 2008, we were in compliance with all of our debt covenants under the Notes.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations.

4.	SHARE BASED COMPENSATION

Valuation and Expense Information under SFAS 123R

The following table summarizes share-based compensation expense under SFAS No. 123R for the three months ended March 31, 2008 and 2007, respectively, which was allocated as follows:

	Three Months Ended March 31,
	2008	2007

Total cost of share-based payment plans	$1,745	$1,590
Amounts capitalized in fixed assets	$891	$820
Amounts charged against income, before income tax benefit	$854	$770
Amount of related income tax benefit recognized in income	$300	$270
Cash flow from operations	$(25,529)	$(3,007)
Cash flow from financing activities	$25,529	$3,007

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended
	March 31, 2008		March 31, 2007
	Non-Executives	Executives	Non-Executives	Executives

Expected volatility	41.22 - 41.39%	42.5%	43.25 - 43.70%	44.40%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.01 - 5.06	5.98	4.75 - 4.85	5.53
Risk free rate	2.48 - 3.28%	2.98%	4.52 - 4.68%	4.69%
Expected forfeiture rate	15.0%	15.0%	14.00%	14.00%

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2008:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2007	7,589	$0.25 to $67.73

Granted	142	$71.60 to $78.55
Exercised	(1,069)	$0.25 to $67.73

Balance, March 31, 2008	6,662	$0.25 to $78.55

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

The other half of the LTI Value is the “target” amount that may be awarded to the participant as an LTIP Common Stock Award at the end of a three year performance period. The Compensation Committee establishes performance measures at the beginning of each three year overlapping performance period. Each participant is also assigned threshold and maximum award levels in the event that performance is below or above target levels. Awards are expressed as dollar targets and become payable in common shares at the end of each performance period based on the Company’s overall performance during such period. A new three year period begins each January. Participants must be employed by the Company at the end of a performance period in order to receive an award.

For the performance periods January 2006 — December 2008 (“2006 LTIP”), January 2007 — December 2009 (“2007 LTIP”), and January 2008 — 2010 (“2008 LTIP”), the Compensation Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2008, the Company recognized $0.2 million, $0.2 million and $0.1 million in pre-tax compensation expense related to the 2006 LTIP, 2007 LTIP and 2008 LTIP, respectively. For the three months ended March 31, 2007, the Company recognized $0.1 million and $0.1 million in pre-tax compensation expense related to the 2006 LTIP and 2007 LTIP, respectively. The amounts recognized during the first three months of 2008 and 2007 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation cost, estimated at March 31, 2008, for the three year performance periods would be approximately $2.5 million, $3.2 million and $3.1 million (before taxes) related to the 2006 LTIP, 2007 LTIP and 2008 LTIP, respectively.

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

The following tables summarize the Company’s share repurchases in total (open market repurchases plus net share settlements):

	Shares	Weighted Average
TOTAL	Purchased	Price per Share	$ Value

First Quarter — 2008	396	$75.25	$29,829
Prior	5,694	$51.73	$294,549

May 2006 — March 31, 2008	6,090	$53.26	$324,378

	Shares	Weighted Average
OPEN MARKET	Purchased	Price per Share	$ Value

First Quarter — 2008	214	$75.53	$16,139
Prior	5,400	$51.19	$276,442

May 2006 — March 31, 2008	5,614	$52.11	$292,581

	Shares	Weighted Average
NET SHARE SETTLEMENTS	Purchased	Price per Share	$ Value

First Quarter — 2008	183	$74.92	$13,690
Prior	293	$61.73	$18,107

May 2006 — March 31, 2008	476	$66.79	$31,797

6.	INCOME TAXES:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification,

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 or at December 31, 2007. The amount of unrecognized tax benefits did not materially change as of March 31, 2008.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, Ultra does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company files a consolidated federal income tax return in the United States Federal jurisdiction and various combined, consolidated, unitary, and separate filings in several state and foreign jurisdictions. For all material jurisdictions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1998.

Any estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Ultra did not have any accrued interest or penalties associated with any unrecognized tax benefits. Any interest expense or penalties recognized during the three months ended March 31, 2008 were immaterial.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

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

The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. At March 31, 2008, all hedges were considered effective as the hedging instruments offset the change in the hedged transaction’s cash flows for the risk being hedged. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive (loss) income are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as cash flow hedges.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at March 31, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Calendar 2008	100,000	$6.83
Summer 2008 (April — October)	20,000	$6.88
Calendar 2009	10,000	$7.51
Summer 2009 (April — October)	70,000	$6.77

At March 31, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	3/31/2008*

Swap	Apr 2008 — Oct 2008	190,000	$7.19	$(47,436)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(2,522)

*	Unrealized losses are not adjusted for income tax effect.

8.	DISCONTINUED OPERATIONS:

During the third quarter of 2007, we made the decision to dispose of Sino-American Energy Corporation, which owned our Bohai Bay assets in China, in order to focus on our legacy asset in the Pinedale Field in southwest Wyoming. The reserve volumes sold represent all of Ultra’s international assets and, previously, were the only results included in our foreign operating segment.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has accounted for its Sino-American operations as discontinued operations and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations is as follows:

	For the Three Months
	Ended March 31,
	2008	2007

Operating revenues	$—	$19,617
Post-closing adjustments on sale of subsidiary	(103)	—
Operating expenses	—	9,683

(Loss) income before income tax (benefit) provision	(103)	9,934
Income tax (benefit) provision	(36)	3,985

(Loss) income from discontinued operations, net of tax	$(67)	$5,949

9.	FAIR VALUE MEASUREMENTS:

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. We adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

Level 2:	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter forwards and swaps.

Level 3:	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

The valuation assumptions utilized to measure the fair value of the Company’s cash flow hedges were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

The following table presents for each hierarchy level our assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis, as of March 31, 2008:

	Level 1	Level 2	Level 3	Total

Assets:
Derivatives	$—	$3,825	$—	$3,825
Liabilities:
Derivatives	$—	$53,784	$—	$53,784

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. The derivative transactions are placed with major financial institutions or with counterparties of high credit quality that present minimal credit risks to the Company. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

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

The Company currently generates the majority of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2007 have ranged from $2.33 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. The average realization for the Company’s gas during the quarter ended March 31, 2008 was $7.66 per Mcf.

In December 2005, the Company agreed to become an anchor shipper on the Rockies Express Pipeline (“REX”) securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. The Rockies Express Pipeline begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. This pipeline is ultimately projected to cover more than 1,800 miles and is designed as a large-diameter (42”), high-pressure natural gas pipeline. The pipeline facilities are currently under construction and are anticipated to be completed in stages between 2008 and 2009.

The REX-West portion of the project is 713 miles of pipeline commencing at Cheyenne Hub (Weld County, CO) and ending in Audrain County, Missouri. Construction on much of the REX-West segment has been completed as of March 31, 2008 and interim service commenced on portions of REX-West on January 12, 2008, (from Cheyenne and Opal, Wyoming, as far east as the REX interconnection with ANR pipeline in Brown County, KS). Interim service provides for the delivery of gas from Opal, Wyoming and other sources to points of interconnection with three significant downstream pipelines on the REX-West segment — (NGPL, ANR, and Northern Natural Gas pipelines). The Company has been advised by Kinder Morgan that it expects that the remainder of the REX-West pipeline segment will be completed by the middle of May 2008 and that deliveries of REX-West gas into the Panhandle Eastern Pipeline system at Audrain County, Missouri will commence at that time.

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 31% production growth from continuing operations on an Mcfe basis during the quarter ended March 31, 2008 as compared to the same quarter in 2007.

On September 27, 2007, the Company announced the execution of a stock purchase agreement for the sale of Sino-American Energy Corporation which represents all of Ultra’s interest in Bohai Bay, China for $223 million. Despite having owned Sino-American in the first quarter of 2007, under generally accepted accounting principles (“GAAP”), its operations have been reclassified as “Discontinued Operations” for the entire quarter. As a result, production, revenues and expenses associated with Sino-American have been removed from continuing operations and reclassified to discontinued operations. The sale closed on October 22, 2007, with an effective date of June 30, 2007.

Fair Value Measurements.  The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. See Note 9 for additional information.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s cash flow hedges were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. The derivative transactions are placed with major financial institutions or with counter-parties of high credit quality, which in the Company’s opinion, present minimal credit risks to the Company. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

The fair values summarized below were determined in accordance with the requirements of SFAS No. 157. In addition, we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by SFAS No. 157. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at March 31, 2008 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(1)	Level 2(2)	Level 3(3)	Total

Assets:
Derivatives	$—	$3,825	$—	$3,825
Liabilities:
Derivatives	$—	$53,784	$—	$53,784

(1)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(2)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(3)	Values with a significant amount of inputs that are not observable for the instrument.

Share-Based Payment Arrangements.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.8 million, respectively. At March 31, 2008, there was $11.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 2.06 years. See Note 4 for additional information.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2008 VS. QUARTER ENDED MARCH 31, 2007

During the first quarter of 2008, production from continuing operations increased 31% on an equivalent basis to 34.1 Bcfe from 26.0 Bcfe for the same quarter in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first three months of 2008. Average realized prices for natural gas increased 29% to $7.66 per Mcf in the first quarter of 2008 as compared to $5.93 for the first quarter of 2007. The increase in realized average natural gas prices together with the increase in production contributed to a 73% increase in revenues from continuing operations to $271.1 million as compared to $156.6 million in 2007.

Lease operating expense (“LOE”) increased to $10.7 million at March 31, 2008 compared to $4.7 million at March 31, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs increased to $0.32 per Mcfe at March 31, 2008 compared to $0.18 per Mcfe at March 31, 2007 mainly due to costs related to non-operated properties for water disposal expenses. During the first quarter of 2008, production taxes were $30.9 million compared to $17.5 million during the first quarter of 2007, or $0.91 per Mcfe, compared to $0.67 per Mcfe. The increase in per unit taxes is attributable to the higher realized gas prices received during the quarter ended March 31, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis. Gathering fees increased to $10.0 million at March 31, 2008 compared to $6.5 million at March 31, 2007 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.29 per Mcfe for the three months ended March 31, 2008 as compared to $0.25 per Mcfe for the same period in 2007.

Depletion, depreciation and amortization (“DD&A”) expenses increased to $42.3 million during the quarter ended March 31, 2008 from $29.6 million for the same period in 2007, attributable to increased production volumes and a higher depletion rate, due mainly to increased development costs. On a unit basis, DD&A increased to $1.24 per Mcfe at March 31, 2008 from $1.14 at March 31, 2007.

General and administrative expenses increased to $4.3 million ($0.13 per Mcfe) at March 31, 2008 compared to $3.2 million ($0.12 per Mcfe) for the same period in 2007.

Interest expense increased to $5.3 million during the quarter ended March 31, 2008 from $2.7 million during the same period in 2007. The increase is related to higher outstanding debt balances during the quarter ended March 31, 2008 as compared to the same period in 2007. At March 31, 2008, the Company had $300.0 million in borrowings, while at March 31, 2007, the Company’s borrowings were $185.0 million.

Net income before income taxes increased to $158.1 million for the quarter ended March 31, 2008 from $92.7 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the quarter ended March 31, 2008.

The income tax provision increased to $56.7 million for the three months ended March 31, 2008 as compared to $32.0 million for the three months ended March 31, 2007 due to higher pre-tax income.

(Loss) income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to ($0.1) million for the quarter ended March 31, 2008 from $5.9 million for the same period in 2007. The sale closed on October 22, 2007. See Note 8 for additional information.

For the quarter ended March 31, 2008, net income increased to $101.3 million or $0.64 per diluted share as compared with $66.6 million or $0.42 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2008, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the Notes to finance its capital expenditures. The Company participated in the drilling of 53 wells in Wyoming. For the three month period ended March 31, 2008, net capital expenditures were $179.4 million. At March 31, 2008, the Company reported a cash position of $46.3 million compared to $22.3 million at March 31, 2007. Working capital at March 31, 2008 was a deficit of $109.0 million compared to $50.0 million at March 31, 2007. As of March 31, 2008, the Company had no bank indebtedness outstanding and $500.0 million of available borrowing capacity under our facility. Other long-term obligations of $40.6 million comprised of items payable in more than one year, primarily related to production taxes.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2008, which are currently projected to be $860.0 million. Of the $860.0 million budget, the Company plans to allocate approximately 95% to Wyoming and 5% to Pennsylvania.

Bank indebtedness.  The Company (through its subsidiary) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. This agreement provides an initial loan commitment of $500.0 million and may be increased to a maximum aggregate amount of $750.0 million at the request of the Company. Each bank has the right, but not the obligation, to increase the amount of its commitment as requested by the Company. In the event the existing banks increase their commitment to an amount less than the requested commitment amount, then it would be necessary to add new financial institutions to the credit facility.

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the

LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of March 31, 2008).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2008, we were in compliance with all of our debt covenants under our credit facility.

Senior Notes, due 2015 and 2018:  On March 6, 2008, Ultra Petroleum Corp.’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300 million Senior Notes pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. The Notes rank pari passu with the Company’s bank credit facility. Payment of the Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the Notes, $200.0 million are 5.92% Senior Notes due 2018 and $100.0 million are 5.45% Senior Notes due 2015.

Proceeds from the sale of the Notes were used to repay bank debt, but did not reduce the size of the revolving credit facility.

The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At March 31, 2008, we were in compliance with all of our debt covenants under the Notes.

Operating Activities.  During the three months ended March 31, 2008, net cash provided by operating activities was $196.9 million, a 37% increase over the $143.5 million for the same period in 2007. The increase in net cash provided by operating activities was largely attributable to the increase in production and realized natural gas prices during the three months ended March 31, 2008 as compared to the same period in 2007.

Investing Activities.  During the three months ended March 31, 2008, net cash used in investing activities was $172.9 million as compared to $151.0 million for the same period in 2007. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2008.

Financing Activities.  During the three months ended March 31, 2008, net cash provided by financing activities was $11.7 million as compared to $15.2 million for the same period in 2007. The decrease in cash provided by net financing activities is primarily attributable to increased share repurchases under the Company’s share repurchase program during the three months ended March 31, 2008 as compared to the same period in 2007. (See Note 5).

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2008.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2007 for additional risks related to the Company’s business.

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

The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. At March 31, 2008, all hedges were considered effective as the hedging instruments offset the change in the hedged transaction’s cash flows for the risk being hedged. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive (loss) income are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as cash flow hedges.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s cash flow hedges were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. The derivative transactions are placed with major financial institutions or with counterparties of high credit quality that present minimal credit risks to the Company.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at March 31, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Calendar 2008	100,000	$6.83
Summer 2008 (April — October)	20,000	$6.88
Calendar 2009	10,000	$7.51
Summer 2009 (April — October)	70,000	$6.77

At March 31, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	3/31/2008*

Swap	Apr 2008 — Oct 2008	190,000	$7.19	$(47,436)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$ (2,522)

*	Unrealized losses are not adjusted for income tax effect.

ITEM 4 —	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008. There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $500.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. The stock repurchase will be funded with cash held in an Ultra Resources bank account or the Company’s senior credit facility. (See Note 5 for further details).

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares That
			Publicly	May Yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

Jan 1 — Jan 31, 2008	96,321	$71.57	96,321	$699 million
Feb 1 — Feb 28, 2008	71,281	$79.04	71,281	$693 million
Mar 1 — Mar 31, 2008	228,830	$75.61	228,830	$676 million

TOTAL	396,432	$75.25	396,432	$676 million

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and Chief Executive Officer

Date: May 7, 2008

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: May 7, 2008

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001).
10.1		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith