Form 10-Q
period 2008-06-30
ULTRA PETROLEUM CORP
filed 2008-08-06
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 31, 2008 was 152,833,061.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
	(Amounts in thousands of U.S. dollars, except
	per share data)
Revenues:
Natural gas sales	$263,327	$116,421	$512,449	$263,705
Oil sales	30,794	14,451	52,809	23,743

Total operating revenues	294,121	130,872	565,258	287,448

Expenses:
Lease operating expenses	8,562	5,573	19,299	10,251
Production taxes	35,776	14,694	66,711	32,207
Gathering fees	8,766	6,980	18,764	13,473
Transportation charges	12,013	—	21,671	—
Depletion and depreciation	42,780	32,591	85,030	62,221
General and administrative	4,449	3,421	8,794	6,639

Total operating expenses	112,346	63,259	220,269	124,791

Operating income	181,775	67,613	344,989	162,657

Other income (expense), net:
Interest expense	(4,543)	(4,221)	(9,814)	(6,921)
Interest income	127	309	277	636

Total other income (expense), net	(4,416)	(3,912)	(9,537)	(6,285)

Income before income tax provision	177,359	63,701	335,452	156,372
Income tax provision	62,603	23,949	119,337	55,978

Net income from continuing operations	114,756	39,752	216,115	100,394
Income from discontinued operations, net of tax	482	9,317	415	15,266

Net income	115,238	49,069	216,530	115,660
Retained earnings, beginning of period	989,112	691,375	887,820	624,784

Retained earnings, end of period	$1,104,350	$740,444	$1,104,350	$740,444

Basic Earnings per Share:
Income per common share from continuing operations	$0.75	$0.26	$1.41	$0.66

Income per common share from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net Income per common share	$0.75	$0.32	$1.41	$0.76

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.73	$0.25	$1.37	$0.63

Income per common share from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net Income per common share	$0.73	$0.31	$1.37	$0.73

Weighted average common shares outstanding — basic	153,061	152,022	152,781	151,975

Weighted average common shares outstanding — fully diluted	157,818	158,992	157,905	159,056

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S. Dollars)
ASSETS
Current assets
Cash and cash equivalents	$60,344	$10,632
Restricted cash	2,624	2,590
Accounts receivable	177,409	135,849
Derivative assets	—	5,625
Inventory	6,733	13,333
Prepaid drilling costs and other current assets	2,290	424

Total current assets	249,400	168,453
Oil and gas properties, net, using the full cost method of accounting
Proved	1,866,026	1,537,751
Unproved	36,622	36,778
Property, plant and equipment	4,846	4,739
Deferred financing costs, derivative assets and other	3,063	3,861

Total assets	$2,159,957	$1,751,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$213,998	$140,641
Derivative liabilities	54,065	—
Current taxes payable	—	10,839
Capital cost accrual	118,084	88,445

Total current liabilities	386,147	239,925
Long-term debt	300,000	290,000
Deferred income tax liability	376,524	341,406
Other long-term obligations	49,686	26,672
Shareholders’ equity
Share capital	(16,865)	20,050
Treasury stock	(4,142)	(59,245)
Retained earnings	1,104,350	887,820
Accumulated other comprehensive (loss) income	(35,743)	4,954

Total shareholders’ equity	1,047,600	853,579

Total liabilities and shareholders’ equity	$2,159,957	$1,751,582

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S.
	Dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$216,530	$115,660
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax provision of $225 and $8,220, respectively	(415)	(15,266)
Depletion and depreciation	85,030	62,221
Deferred income taxes	119,531	53,308
Excess tax benefit from stock based compensation	(62,627)	(11,548)
Stock compensation	2,755	2,736
Other	189	43
Net changes in non-cash working capital:
Restricted cash	(34)	(1,207)
Accounts receivable	(41,560)	(14,654)
Prepaid drilling costs and other current and non-current assets	(1,702)	(1,006)
Accounts payable and accrued liabilities	71,124	42,729
Other long-term obligations	20,424	(1,748)
Current taxes payable	(10,839)	(2,150)

Net cash provided by operating activities from continuing operations	398,406	229,118
Net cash provided by operating activities from discontinued operations	—	9,522

Net cash provided by operating activities	398,406	238,640

Investing activities:
Oil and gas property expenditures	(409,089)	(349,828)
Investing activities from discontinued operations	—	(10,960)
Post-closing adjustments on sale of subsidiary	640	—
Change in capital cost accrual	29,639	(9,752)
Inventory	6,600	5,837
Purchase of capital assets	(461)	(219)

Net cash used in investing activities	(372,671)	(364,922)

Financing activities:
Borrowings on long-term debt	332,000	135,000
Payments on long-term debt	(322,000)	—
Deferred financing costs	(1,580)	(1,082)
Repurchased shares	(68,635)	(39,744)
Excess tax benefit from stock based compensation	62,627	11,548
Stock issued for compensation	4,934	—
Proceeds from exercise of options	16,631	4,867

Net cash provided by financing activities	23,977	110,589

Increase (decrease) in cash during the period	49,712	(15,693)
Cash and cash equivalents, beginning of period	10,632	14,574

Cash and cash equivalents, end of period	$60,344	$(1,119)

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (All dollar amounts in this Quarterly Report on Form 10-Q are expressed in Thousands of U.S. dollars (except per share data) unless otherwise noted)
DESCRIPTION OF THE BUSINESS:
     Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are conducted in the Green River Basin of Southwest Wyoming.
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
     (e) Oil and natural gas properties: The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Separate cost centers are maintained for each country in which the Company incurs costs. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and natural gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.
     The sum of net capitalized costs and estimated future development costs of oil and natural gas properties are amortized using the units-of-production method based on the proved reserves as determined by independent petroleum engineers. Oil and natural gas reserves and production are converted into equivalent units based on relative energy content. Asset retirement obligations are included in the base costs for calculating depletion.
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
     (f) Inventories: Materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At June 30, 2008, drilling and completion supplies inventory of $6.7 million primarily includes the cost of pipe and production equipment that will be utilized during the 2008 drilling program.
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
     The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net income from continuing operations	$114,756	$39,752	$216,115	$100,394
Net income from discontinued operations	$482	$9,317	$415	$15,266

Net income	$115,238	$49,069	$216,530	$115,660

Weighted average common shares outstanding during the period	153,061	152,022	152,781	151,975
Effect of dilutive instruments	4,757	6,970	5,124	7,081

Weighted average common shares outstanding during the period including the effects of dilutive instruments	157,818	158,992	157,905	159,056

Basic Earnings per Share:
Income per common from continuing operations	$0.75	$0.26	$1.41	$0.66

Income per common from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net income per common share	$0.75	$0.32	$1.41	$0.76

Fully Diluted Earnings per Share:
Income per common from continuing operations	$0.73	$0.25	$1.37	$0.63

Income per common from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net income per common share	$0.73	$0.31	$1.37	$0.73

     (j) Use of estimates: Preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     (k) Accounting for share-based compensation: The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2008 and 2007 was $2.8 million and $2.7 million, respectively. See Note 4 for additional information.
     (l) Fair Value Accounting. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, SFAS No. 157 is effective January 1, 2009. Implementation of this portion of the standard is not expected to have a material impact on consolidated results of operations, financial position or liquidity. See Note 9 for additional information.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$115,238	$49,069	$216,530	$115,660
Unrealized gain (loss) on derivative instruments	(5,116)	3,028	(55,074)	3,028
Taxes benefit (expense) on unrealized gain (loss) on derivative instruments	1,796	(1,063)	19,331	(1,063)

Other comprehensive income	$111,918	$51,034	$180,787	$117,625

     At June 30, 2008, the Company recorded a non-current asset of $1.1 million, a current liability of $54.1 million and a non-current liability of $2.1 million associated with the derivative instruments included in other comprehensive income.
     (o) Reclassifications: Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation. (Refer to Note 8).
     (p) Impact of recently issued accounting pronouncements: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to increase transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not anticipate that the implementation of SFAS No. 161 will have a material impact on the consolidated results of operations, financial position or liquidity.
2. OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2008	2007
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$2,281,171	$1,868,564
Less accumulated depletion, depreciation and amortization	(415,145)	(330,813)

	1,866,026	1,537,751

Unproven Properties:
Acquisition and exploration costs	36,622	36,778

	$1,902,648	$1,574,529

3. LONG-TERM LIABILITIES:

	June 30,	December 31,
	2008	2007
Bank indebtedness	$—	$290,000
Senior notes, due 2015	100,000	—
Senior notes, due 2018	200,000	—
Other long-term obligations	49,686	26,672

	$349,686	$316,672

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

     Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of June 30, 2008).
     At June 30, 2008, we had no outstanding borrowings and $500.0 million of available borrowing capacity under our credit facility.
     The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2008, we were in compliance with all of our debt covenants under our credit facility.
     Senior Notes, due 2015 and 2018: On March 6, 2008, our wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. The Notes rank pari passu with the Company’s bank credit facility. Payment of the Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the Notes, $200.0 million are 5.92% Senior Notes due 2018 and $100.0 million are 5.45% Senior Notes due 2015.
     Proceeds from the sale of the Notes were used to repay bank debt, but did not reduce the borrowings available to us under the revolving credit facility.
     The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At June 30, 2008, we were in compliance with all of our debt covenants under the Notes.
     Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations.
4. SHARE BASED COMPENSATION:
Valuation and Expense Information under SFAS 123R
     The following table summarizes share-based compensation expense under SFAS No. 123R for the six months ended June 30, 2008 and 2007, respectively, which was allocated as follows:

	Six Months Ended June 30,
	2008	2007
Total cost of share-based payment plans	$4,866	$4,649
Amounts capitalized in fixed assets	$2,111	$1,913
Amounts charged against income, before income tax benefit	$2,755	$2,736
Amount of related income tax benefit recognized in income	$967	$977
     The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-

vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended
	June 30, 2008		June 30, 2007
	Non-Executives	Executives	Non-Executives	Executives
Expected volatility	41.22 - 42.47%	42.5%	42.54 - 43.70%	44.40%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.01 - 5.08	5.98	4.75 - 5.02	5.53
Risk free rate	2.48 - 3.41%	2.98%	4.52 - 5.07%	4.69%
Expected forfeiture rate	15.0%	15.0%	14.0%	14.0%
Changes in Stock Options and Stock Options Outstanding
     The following table summarizes the changes in stock options for the six months ended June 30, 2008:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)
Balance, December 31, 2007	7,589	$0.25 to $67.73

Granted	183	$71.72 to $87.59
Exercised	(2,325)	$0.25 to $67.73

Balance, June 30, 2008	5,447	$0.25 to $87.59

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
     The other half of the LTI Value is the “target” amount that may be awarded to the participant as an LTIP Common Stock Award at the end of a three year performance period. The Compensation Committee establishes performance measures at the beginning of each three year overlapping performance period. Each participant is also assigned threshold and maximum award levels in the event that performance is below or above target levels. Awards are expressed as dollar targets and become payable in common shares at the end of each performance period based on the Company’s overall performance during such period. A new three year period begins each January. Participants must be employed by the Company when an award is distributed in order to receive an award.
     For the performance periods January 2006 — December 2008 (“2006 LTIP”), January 2007 — December 2009 (“2007 LTIP”), and January 2008 — 2010 (“2008 LTIP”), the Compensation Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.
     For the six months ended June 30, 2008, the Company recognized $0.3 million, $0.4 million and $0.3 million in pre-tax compensation expense related to the 2006 LTIP, 2007 LTIP and 2008 LTIP, respectively. For the six months ended June 30, 2007, the Company recognized $0.3 million and $0.3 million in pre-tax compensation expense related to the 2006 LTIP and 2007 LTIP, respectively. The amounts recognized during the first six months of 2008 and 2007 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation cost, estimated at

June 30, 2008, for the three year performance periods would be approximately $2.6 million, $3.3 million and $3.1 million (before taxes) related to the 2006 LTIP, 2007 LTIP and 2008 LTIP, respectively.
     In 2008, the Company established the second performance period for the Best in Class program for all employees. The first performance period ended December 31, 2007 with the resulting payout in the second quarter of 2008. The Best in Class program recognizes and financially rewards the collective efforts of all of our employees in achieving sustained industry leading performance and the enhancement of shareholder value. Under the Best in Class program, on January 1, 2008 or the employment date if subsequent to January 1, 2008, all employees received a contingent award of stock units equal to $60,000 worth of our common stock based on the average high and low share price on the date of grant. Employees joining the Company after January 1, 2008 will participate on a pro rata basis based on their length of employment during the performance period. The number of units that will vest and become payable is based on our performance relative to the industry during a three-year performance period beginning January 1, 2008, and ending December 31, 2010, and are set at threshold (50%), target (100%) and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock. The performance measures are all sources finding and development cost and full cycle economics.
     For the six months ended June 30, 2008, the Company recognized $0.3 million in pre-tax compensation expense related to the Best in Class program. For the six months ended June 30, 2007, the Company recognized $0.3 million in pre-tax compensation expense related to the first performance period of the Best in Class program. The amount recognized for the six months ended June 30, 2008 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation cost will be approximately $3.0 million before income taxes.
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
     The following tables summarize the Company’s share repurchases in total (open market repurchases plus net share settlements) as of June 30, 2008:

	Shares	Weighted Average
TOTAL	Purchased	Price per Share	$ Value
1st Quarter — 2008	397	$75.25	$29,829
2nd Quarter — 2008	452	$85.97	$38,807
Prior	5,694	$51.73	$294,549

May 2006 — June 30, 2008	6,543	$55.52	$363,185

	Shares	Weighted Average
OPEN MARKET	Purchased	Price per Share	$ Value
1st Quarter — 2008	214	$75.53	$16,139
2nd Quarter — 2008	210	$84.13	$17,643
Prior	5,401	$51.19	$276,442

May 2006 — June 30, 2008	5,825	$53.27	$310,224

	Shares	Weighted Average
NET SHARE SETTLEMENTS	Purchased	Price per Share	$ Value
1st Quarter — 2008	183	$74.92	$13,690
2nd Quarter — 2008	242	$87.57	$21,164
Prior	293	$61.73	$18,107

May 2006 — June 30, 2008	718	$73.79	$52,961

     Subsequent to June 30, 2008 and through July 31, 2008, the Company has repurchased $67.8 million of its outstanding common stock in open market repurchases or net share settlements.
6. INCOME TAXES:
     The amount of unrecognized tax benefits did not materially change as of June 30, 2008. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, Ultra does not expect the change to have a significant impact on the results of operations or the financial position of the Company. Interest expense or penalties recognized during the six months ended June 30, 2008 were immaterial.
     Ultra’s effective tax rate is 35.6% for the six months ended June 30, 2008 and 35.8% for the same period in 2007.
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
     The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. At June 30, 2008, all hedges were considered effective as the hedging instruments offset the change in the hedged transaction’s cash flows for the risk being hedged. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive (loss) income are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as cash flow hedges.
     The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU
Calendar 2008	100,000	$6.83
Summer 2008 (July — October)	20,000	$6.88
Calendar 2009	10,000	$7.51
Summer 2009 (April — October)	90,000	$7.06
     At June 30, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	6/30/2008*
Swap	July 2008 — Oct 2008	190,000	$7.19	$(40,801)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(14,273)

*	Unrealized losses are not adjusted for income tax effect.
     For the six months ended June 30, 2008, the Company recognized costs associated with financially settled swaps to counterparties totaling $24.2 million as its net realization from hedging activities, which was recognized as a reduction of natural gas sales on the income statement.
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
     On September 26, 2007, our wholly-owned subsidiary, UP Energy Corporation, a Nevada corporation, entered into a definitive share purchase agreement with an effective date of June 30, 2007 and a closing date of October 22, 2007 in order to sell all of the outstanding shares of Sino-American Energy Corporation (“Sino-American”), a Texas corporation, for a total purchase price of US$223.0 million, subject to adjustments. The Company recorded results of operations for the China properties through the close date of October 22, 2007.
     The Company has accounted for its Sino-American operations as discontinued operations and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Operating revenues	$—	$25,951	$—	$45,568
Post closing adjustment on sale of subsidiary	743	—	640	—
Operating expenses	—	12,399	—	22,082

Income before income tax provision	743	13,552	640	23,486
Income tax provision	261	4,235	225	8,220

Income from discontinued operations, net of tax	$482	$9,317	$415	$15,266

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
     The following table presents for each hierarchy level our assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis, as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$—	$1,071	$—	$1,071
Liabilities:
Derivatives	$—	$56,145	$—	$56,145
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
     The Company currently generates substantially all of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2008 have ranged from $2.33 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. During the quarter ended June 30, 2008, the average price realization for the Company’s natural gas was $8.06 per Mcf, including the effects of hedging. The Company’s average price realization for natural gas was $8.80 per Mcf, excluding the effects of hedging.
     The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 23% production growth from continuing operations on an Mcfe basis during the quarter ended June 30, 2008 as compared to the same quarter in 2007.
     Rockies Express Pipeline. In December 2005, the Company agreed to become an anchor shipper on the Rockies Express Pipeline (“REX”) securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. The Company’s commitment involves capacity of 200,000 MMBtu per day of natural gas for a term of 10 years (beginning in the first quarter of 2008), and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper. The pipeline will be completed in two (2) phases: REX — West (Wyoming to Missouri) and REX — East (Missouri to Ohio).
     During the quarter ended June 30, 2008, the REX — West pipeline was extended from the ANR delivery point in Brown County, Kansas to the Panhandle Eastern Pipeline system at Audrain County, Missouri and placed into service. With the completion of this segment, the Company is able to deliver its firm capacity of 200,000 MMBtu per day of natural gas from Wyoming to markets in the mid-west.
     On May 30, 2008, the FERC issued a Certificate of Public Convenience and Necessity for the REX — East project. Kinder Morgan, the managing member of REX, has indicated that the current schedule anticipates REX — East to be operational by the end of 2008 to pipeline interconnections near Lebannon, Ohio. Kinder Morgan has further advised that, when fully completed, (estimated to be Mid-Year 2009) the REX — East pipeline will provide up to 1.8 Bcf per day of natural gas transportation capacity from the Rockies to Clarington, Ohio.
     Discontinued Operations. On September 27, 2007, the Company announced the execution of a stock purchase agreement for the sale of Sino-American Energy Corporation which represents all of Ultra’s interest in Bohai Bay, China for $223 million. Despite having owned Sino-American in the first half of 2007, under generally accepted accounting principles (“GAAP”), its operations have been reclassified as “Discontinued Operations” for the entire quarter. As a result, production, revenues and expenses associated with Sino-American have been removed from continuing operations and reclassified to discontinued operations. The sale closed on October 22, 2007, with an effective date of June 30, 2007.
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

     The fair values summarized below were determined in accordance with the requirements of SFAS No. 157. In addition, we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by SFAS No. 157. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at June 30, 2008 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
Assets:
Derivatives	$—	$1,071	$—	$1,071
Liabilities:
Derivatives	$—	$56,145	$—	$56,145

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.
     Share-Based Payment Arrangements. The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2008 and 2007 was $2.8 million and $2.7 million, respectively. At June 30, 2008, there was $11.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 1.9 years. See Note 4 for additional information.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
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
RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2008 VS. QUARTER ENDED JUNE 30, 2007
     During the second quarter of 2008, production from continuing operations increased 23% on a gas equivalent basis to 34.3 Bcfe from 27.9 Bcfe for the same quarter in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first six months of 2008. Realized natural gas prices, including the effect of hedging, increased 84% to $8.06 per Mcf in the second quarter of 2008 as compared to $4.38 for the second quarter of 2007. The increase in realized average natural gas prices together with the increase in production contributed to a 125% increase in revenues from continuing operations to $294.1 million as compared to $130.9 million in 2007.
     Lease operating expense (“LOE”) increased to $8.6 million at June 30, 2008 compared to $5.6 million at June 30, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs increased to $0.25 per Mcfe at June 30, 2008 compared to $0.20 per Mcfe at June 30, 2007 mainly due to costs related to non-operated properties for water disposal expenses.
     During the second quarter of 2008, production taxes were $35.8 million compared to $14.7 million during the second quarter of 2007, or $1.04 per Mcfe (12.2% of revenues), compared to $0.53 per Mcfe (11.2% of revenues). The increase in per unit taxes is attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the quarter ended June 30, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.
     Gathering fees increased to $8.8 million at June 30, 2008 compared to $7.0 million at June 30, 2007 largely due to increased production volumes. On a per unit basis, gathering fees remained relatively flat at $0.26 per Mcfe for the three months ended June 30, 2008 as compared to $0.25 per Mcfe for the same period in 2007.
     To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred transportation demand charges totaling $12.0 million for the quarter ended June 30, 2008 in association with REX Pipeline demand charges.
     Depletion, depreciation and amortization (“DD&A”) expenses increased to $42.8 million during the quarter ended June 30, 2008 from $32.6 million for the same period in 2007, attributable to increased production volumes and a higher depletion rate, due mainly to increased development costs. On a unit basis, DD&A increased to $1.25 per Mcfe at June 30, 2008 from $1.17 at June 30, 2007.
     General and administrative expenses increased to $4.4 million ($0.13 per Mcfe) at June 30, 2008 compared to $3.4 million ($0.12 per Mcfe) for the same period in 2007. The increase in general and administrative expenses during 2008 is primarily attributable to increased Medicare taxes as a result of increased employee stock option exercises during the quarter months ended June 30, 2008.
     Interest expense remained relatively flat at $4.5 million during the quarter ended June 30, 2008 compared to $4.2 million during the same period in 2007. At June 30, 2008 and 2007, the Company had $300.0 million in borrowings outstanding.
     Net income before income taxes increased to $177.4 million for the quarter ended June 30, 2008 from $63.7 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the quarter ended June 30, 2008.
     The income tax provision increased to $62.6 million for the three months ended June 30, 2008 as compared to $23.9 million for the three months ended June 30, 2007 due to higher pre-tax income.
     Income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $0.5 million for the quarter ended June 30, 2008 from $9.3 million for the same period in 2007. The sale closed on October 22, 2007. See Note 8 for additional information.

     For the quarter ended June 30, 2008, net income increased to $115.2 million or $0.73 per diluted share as compared with $49.1 million or $0.31 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production.
SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007
     During the six months ended June 30, 2008, production from continuing operations increased 27% on a gas equivalent basis to 68.4 Bcfe from 53.9 Bcfe for the same period in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first six months of 2008. Realized natural gas prices, including the effect of hedging, increased 53% to $7.86 per Mcf for the six months ended June 30, 2008 as compared to $5.13 for the same period in 2007. The increase in realized average natural gas prices together with the increase in production contributed to a 97% increase in revenues from continuing operations to $565.3 million as compared to $287.4 million in 2007.
     LOE increased to $19.3 million at June 30, 2008 compared to $10.3 million at June 30, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs increased to $0.28 per Mcfe at June 30, 2008 compared to $0.19 per Mcfe at June 30, 2007 mainly due to costs related to non-operated properties for water disposal expenses.
     During the first half of 2008, production taxes were $66.7 million compared to $32.2 million during the same period of 2007, or $0.98 per Mcfe (11.8% of revenues), compared to $0.60 per Mcfe (11.2% of revenues). The increase in per unit taxes is attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the six months ended June 30, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.
     Gathering fees increased to $18.8 million at June 30, 2008 compared to $13.5 million at June 30, 2007 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.27 per Mcfe for the six months ended June 30, 2008 as compared to $0.25 per Mcfe for the same period in 2007.
     To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred transportation demand charges totaling $21.7 million for the six months ended June 30, 2008 in association with the REX Pipeline demand charges.
     DD&A expenses increased to $85.0 million during the six months ended June 30, 2008 from $62.2 million for the same period in 2007, attributable to increased production volumes and a higher depletion rate, due mainly to increased development costs. On a unit basis, DD&A increased to $1.24 per Mcfe at June 30, 2008 from $1.15 at June 30, 2007.
     General and administrative expenses increased to $8.8 million ($0.13 per Mcfe) at June 30, 2008 compared to $6.6 million ($0.12 per Mcfe) for the same period in 2007. The increase in general and administrative expenses during 2008 is primarily attributable to increased Medicare taxes as a result of increased employee stock option exercises during the six months ended June 30, 2008.
     Interest expense increased to $9.8 million during the six months ended June 30, 2008 from $6.9 million during the same period in 2007. The increase is related to higher average outstanding debt balances during the period ended June 30, 2008 as compared to the same period in 2007. At June 30, 2008 and 2007, the Company had $300.0 million in borrowings outstanding.
     Net income before income taxes increased to $335.5 million for the six months ended June 30, 2008 from $156.4 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the six months ended June 30, 2008.
     The income tax provision increased to $119.3 million for the six months ended June 30, 2008 as compared to $56.0 million for the six months ended June 30, 2007 due to higher pre-tax income.
     Income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $0.4 million for the six months ended June 30, 2008 from $15.3 million for the same period in 2007. The sale closed on October 22, 2007. See Note 8 for additional information.

     For the six months ended June 30, 2008, net income increased to $216.5 million or $1.37 per diluted share as compared with $115.7 million or $0.73 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production.
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
LIQUIDITY AND CAPITAL RESOURCES
     During the six month period ended June 30, 2008, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the Notes to finance its capital expenditures. The Company participated in the drilling of 190 wells in Wyoming. For the six month period ended June 30, 2008, net capital expenditures were $409.1 million. At June 30, 2008, the Company reported a cash position of $60.3 million compared to a cash deficit of $1.1 million at June 30, 2007. Working capital at June 30, 2008 was a deficit of $136.7 million compared to working capital of $34.1 million at June 30, 2007. As of June 30, 2008, the Company had no bank indebtedness outstanding and $500.0 million of available borrowing capacity under its facility. Other long-term obligations of $49.7 million at June 30, 2008 is comprised of items payable in more than one year, primarily related to production taxes.
     The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2008, which are currently projected to be $945.0 million. Of the $945.0 million budget, the Company plans to allocate approximately 97% to Wyoming and 3% to Pennsylvania.
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
     Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of June 30, 2008).
     The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2008, we were in compliance with all of our debt covenants under our credit facility.
     Senior Notes, due 2015 and 2018: On March 6, 2008, our wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. The Notes rank pari passu with the Company’s bank credit facility. Payment of the Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the Notes, $200.0 million are 5.92% Senior Notes due 2018 and $100.0 million are 5.45% Senior Notes due 2015.
     Proceeds from the sale of the Notes were used to repay bank debt, but did not reduce the borrowing available to us under our revolving credit facility.
     The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-

payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At June 30, 2008, we were in compliance with all of our debt covenants under the Notes.
     Operating Activities. During the six months ended June 30, 2008, net cash provided by operating activities was $398.4 million, a 67% increase over the $238.6 million for the same period in 2007. The increase in net cash provided by operating activities was largely attributable to the increase in production and realized natural gas prices during the six months ended June 30, 2008 as compared to the same period in 2007.
     Investing Activities. During the six months ended June 30, 2008, net cash used in investing activities was $372.7 million as compared to $364.9 million for the same period in 2007. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2008.
     Financing Activities. During the six months ended June 30, 2008, net cash provided by financing activities was $24.0 million as compared to $110.6 million for the same period in 2007. The decrease in cash provided by net financing activities is primarily attributable to decreased net borrowings during the six months ended June 30, 2008 as compared to the same period in 2007.
OFF BALANCE SHEET ARRANGEMENTS
     The Company did not have any off-balance sheet arrangements as of June 30, 2008.
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
     The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. At June 30, 2008, all hedges were considered effective as the hedging instruments offset the change in the hedged transaction’s cash flows for the risk being hedged. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive (loss) income are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. The Company currently does not have any derivative contracts in place that do not qualify as cash flow hedges.
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
     The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to hedge its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at June 30, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU
Calendar 2008	100,000	$6.83
Summer 2008 (July — October)	20,000	$6.88
Calendar 2009	10,000	$7.51
Summer 2009 (April — October)	90,000	$7.06
     At June 30, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	6/30/2008*
Swap	July 2008 — Oct 2008	190,000	$7.19	$(40,801)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(14,273)

*	Unrealized losses are not adjusted for income tax effect.
     For the six months ended June 30, 2008, the Company recognized costs associated with financially settled swaps to counterparties totaling $24.2 million as its net realization from hedging activities, which was recognized as a reduction of natural gas sales on the income statement.
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008. There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.
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
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate of $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and borrowings under the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $500.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. (See Note 5 for further details).

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares That
			Publicly	May Yet be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs
Jan 1 — Jan 31, 2008	96,321	$71.57	96,321	$699 million
Feb 1 — Feb 28, 2008	71,281	$79.04	71,281	$693 million
Mar 1 — Mar 31, 2008	228,830	$75.61	228,830	$676 million
Apr 1 — Apr 30, 2008	223,559	$79.51	223,559	$658 million
May 1 — May 31, 2008	45,668	$90.07	45,668	$654 million
Jun 1 — Jun 30, 2008	182,153	$92.88	182,153	$637 million

TOTAL	847,812	$80.96	847,812	$637 million

     Subsequent to June 30, 2008 and through July 31, 2008, the Company has repurchased $67.8 million of its outstanding common stock in open market repurchases or net share settlements.
ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
     The Company held its annual meeting on May 16, 2008. At the annual meeting, the entire board of directors of the Company was elected. The votes cast for each of the directors proposed by the Company’s definitive proxy statement on Schedule 14A was as follows:

Michael D. Watford	–	134,031,245 voted in favor, zero voted against and 839,676 withheld.

W. Charles Helton	–	134,499,794 voted in favor, zero voted against and 371,127 withheld.

Stephen J. McDaniel	–	133,826,892 voted in favor, zero voted against and 1,044,029 withheld.

Roger A. Brown	–	133,828,182 voted in favor, zero voted against and 1,042,739 withheld.

Robert E. Rigney	–	134,542,847 voted in favor, zero voted against and 328,074 withheld.
     The shareholders of the Company approved the appointment of Ernst & Young, LLP as the Company’s independent auditors for 2008. There were 134,582,266 votes in favor of approval of the appointment of Ernst & Young, LLP as the Company’s auditors, zero votes against and 288,654 votes withheld.
     The shareholders of the Company voted against the shareholder proposal regarding climate change with 67,584,431 votes against, 38,958,528 votes in favor of the proposal and 28,327,962 Broker Non-votes.
     A total of 134,870,921 shares were voted by 221 shareholders, representing 88% of the Company’s outstanding shares.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -
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

Date: August 6, 2008

By:	/s/ Marshall D. Smith
	Name:	Marshall D. Smith
	Title:	Chief Financial Officer

Date: August 6, 2008

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