Form 10-Q/A
period 2008-03-31
ULTRA PETROLEUM CORP
filed 2008-11-05
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations.

The Company has restated the Consolidated Financial Statements for the periods ended March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment on the REX designated derivative contracts. The effect of the restatement is to recognize a non-cash, after tax, mark to market unrealized loss on commodity derivatives of $18.0 million in the first quarter of 2008 and a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $1.6 million in the second quarter of 2008. Under this accounting treatment, the Company will recognize a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $26.6 million in the third quarter of 2008. There is no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity. Because these contracts were entered into and expire in fiscal year 2008, there will be no change in full-year 2008 net income or operating cash flows as a result of the accounting treatment of the hedge contracts, as restated. The restatement did not have any impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018. Details of the restatement are indicated in Note 1 to the Consolidated Financial Statements.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31,
	2008	2007
	Restated
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$249,121	$147,284
Oil sales	22,016	9,292

Total operating revenues	271,137	156,576
Expenses:
Production expenses and taxes	61,327	28,684
Depletion and depreciation	42,250	29,629
General and administrative	4,345	3,218

Total operating expenses	107,922	61,531
Operating income	163,215	95,045
Other income (expense):
Interest expense	(5,272)	(2,700)
Unrealized gain (loss) on commodity derivatives	(27,673)	—
Interest income	150	327

Total other income (expense), net	(32,795)	(2,373)
Income before income tax provision	130,420	92,672
Income tax provision	47,021	32,030

Net income from continuing operations	83,399	60,642
(Loss) income from discontinued operations, net of tax (benefit) provision of ($36) and $3,985, respectively	(67)	5,949

Net income	83,332	66,591
Retained earnings, beginning of period	887,820	624,784

Retained earnings, end of period	$971,152	$691,375

Basic Earnings per Share:
Income per common share from continuing operations	$0.55	$0.40

Income per common share from discontinued operations	$0.00	$0.04

Net income per common share	$0.55	$0.44

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.53	$0.38

Income per common share from discontinued operations	$0.00	$0.04

Net income per common share	$0.53	$0.42

Weighted average common shares outstanding — basic	152,501	151,928

Weighted average common shares outstanding — fully diluted	158,083	159,112

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	Restated
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
	Restated
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$83,332	$66,591
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax (benefit) provision of ($36) and $3,985, respectively	67	(5,949)
Depletion and depreciation	42,250	29,629
Deferred income taxes	47,220	30,505
Excess tax benefit from stock based compensation	(25,529)	(3,007)
Unrealized (gain) loss on commodity derivatives	27,673	—
Stock compensation	854	1,270
Other	90	—
Net changes in non-cash working capital:
Restricted cash	(8)	(558)
Accounts receivable	(2,163)	(9,088)
Prepaid drilling costs and other current and non-current assets	(3,299)	(1,119)
Accounts payable and accrued liabilities	23,543	25,732
Other long-term obligations	13,744	5,440
Current taxes payable	(10,839)	(625)

Net cash provided by operating activities from continuing operations	196,935	138,821
Net cash provided by operating activities from discontinued operations	—	4,653

Net cash provided by operating activities	196,935	143,474
Investing activities:
Oil and gas property expenditures	(179,349)	(159,027)
Investing activities from discontinued operations	—	(7,725)
Post-closing adjustments on sale of subsidiary	(103)	—
Change in capital cost accrual	6,028	15,588
Inventory	824	284
Purchase of capital assets	(347)	(142)

Net cash used in investing activities	(172,947)	(151,022)
Financing activities:
Borrowings on long-term debt	332,000	20,000
Payments on long-term debt	(322,000)	—
Deferred financing costs	(1,580)	—
Repurchased shares	(29,829)	(9,543)
Excess tax benefit from stock based compensation	25,529	3,007
Stock issued for compensation	597	—
Proceeds from exercise of options	7,002	1,766

Net cash provided by financing activities	11,719	15,230
Increase in cash during the period	35,707	7,682
Cash and cash equivalents, beginning of period	10,632	14,574

Cash and cash equivalents, end of period	$46,339	$22,256

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(All dollar amounts in this Quarterly Report on Form 10-Q/A are expressed in Thousands of U.S. dollars (except per share data) unless otherwise noted)

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are in the Green River Basin of Southwest Wyoming.

1.	FINANCIAL STATEMENT RESTATEMENT

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations.

In this Form 10Q/A, the Company is restating the Consolidated Financial Statements for the three months ended March 31, 2008. Unrealized gains and losses associated with derivative instruments designated to the Company’s production sold on REX have been reclassified from other comprehensive income to a separate line item on the Consolidated Statements of Income as follows:

	For the Three Months Ended
	March 31, 2008
	Previously	As
	Reported	Restated

Consolidated Statements of Income
Unrealized gain (loss) on commodity derivatives	$—	$(27,673)
Income before income tax provision	$158,093	$130,420
Income tax provision	$56,734	$47,021
Net income from continuing operations	$101,359	$83,399
Net income	$101,292	$83,332
Earnings per Share —
Basic	$0.66	$0.55
Fully Diluted	$0.64	$0.53

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2008
	Previously	As
	Reported	Restated

Consolidated Balance Sheets
Accumulated other comprehensive income (loss)	$(32,423)	$(14,463)
Retained earnings	$989,112	$971,152

	For the Three Months Ended
	March 31, 2008
	Previously	As
	Reported	Restated

Consolidated Statements of Cash Flows
Cash flows from Operating Activities:
Net income	$101,292	$83,332
Unrealized (gain) loss on commodity derivatives	$—	$27,673
Deferred income taxes	$56,933	$47,220

2.	SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2007, are unaudited and were prepared from the Company’s records. Condensed balance sheet data as of December 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(g) Forward natural gas sales transactions:  The Company primarily relies on fixed price physical delivery contracts, which are considered sales in the normal course of business, to manage its commodity price exposure. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. (See Note 8).

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	Restated

Net income from continuing operations	$83,399	$60,642
Net (loss) income from discontinued operations	$(67)	$5,949

Net income	$83,332	$66,591

Weighted average common shares outstanding during the period	152,501	151,928
Effect of dilutive instruments	5,582	7,184

Weighted average common shares outstanding during the period including the effects of dilutive instruments	158,083	159,112

Basic Earnings per Share:
Income per common from continuing operations	$0.55	$0.40

Income per common from discontinued operations	$0.00	$0.04

Net income per common share	$0.55	$0.44

Fully Diluted Earnings per Share:
Income per common from continuing operations	$0.53	$0.38

Income per common from discontinued operations	$0.00	$0.04

Net income per common share	$0.53	$0.42

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.8 million, respectively. See Note 5 for additional information.

(l) Fair Value Accounting.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. See Note 10 for additional information.

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

	Three Months Ended March 31,
	2008	2007
	Restated

Net income	$83,332	$66,591
Unrealized gain (loss) on derivative instruments*	(29,918)	—
Taxes on unrealized gain (loss) on derivative instruments*	10,501	—

Other comprehensive income	$63,915	$66,591

*	Relates to derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

At March 31, 2008, the Company recorded a non-current asset of $3.8 million, a current liability of $53.2 million and a non-current liability of $0.6 million associated with the fair value of derivative instruments.

(o) Reclassifications:  Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2008	2007

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$2,049,384	$1,868,564
Less accumulated depletion, depreciation and amortization	(372,714)	(330,813)

	1,676,670	1,537,751
Unproven Properties:
Acquisition and exploration costs	36,705	36,778

	$1,713,375	$1,574,529

4.	LONG-TERM LIABILITIES:

	March 31,	December 31,
	2008	2007

Bank indebtedness	$—	$290,000
Senior notes, due 2015	100,000	—
Senior notes, due 2018	200,000	—
Other long-term obligations	40,619	26,672

	$340,619	$316,672

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 31/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2008, we were in compliance with all of our debt covenants under our credit facility.

Senior Notes, due 2015 and 2018:  On March 6, 2008, Ultra Petroleum Corp.’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300 million Senior Notes (“the Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. The Notes rank pari passu with the Company’s bank credit facility. Payment of the Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the Notes, $200.0 million are 5.92% Senior Notes due 2018 and $100.0 million are 5.45% Senior Notes due 2015.

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

5.	SHARE BASED COMPENSATION

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007.

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

The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to mitigate a portion of its commodity price exposure. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with SFAS No. 133. In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133. While such derivatives no longer qualify for hedge accounting treatment, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

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

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	3/31/2008*

Swap	Apr 2008 — Oct 2008	190,000	$7.19	$(47,436)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(2,522)

*	Unrealized losses on commodity derivatives of $27,673 pre-tax ($17,960 after tax) are recorded on the Consolidated Statements of Income and $22,285 pre-tax ($14,463 after tax) are recorded on the Consolidated Balance Sheets in accumulated other comprehensive loss.

9.	DISCONTINUED OPERATIONS:

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has accounted for its Sino-American operations as discontinued operations and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations is as follows:

	For the Three Months
	Ended March 31,
	2008	2007

Operating revenues	$—	$19,617
Post-closing adjustments on sale of subsidiary	(103)	—
Operating expenses	—	9,683

(Loss) income before income tax (benefit) provision	(103)	9,934
Income tax (benefit) provision	(36)	3,985

(Loss) income from discontinued operations, net of tax	$(67)	$5,949

10.	FAIR VALUE MEASUREMENTS:

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

The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

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

11.	LEGAL PROCEEDINGS:

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

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated all amounts are expressed in U.S. Dollars. We operate in one industry segment, natural gas and oil exploration and development with one geographical segment; the United States. (See Note 9 for a discussion regarding the sale of our Chinese assets).

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

Fair Value Measurements.  The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. See Note 10 for additional information.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. The derivative transactions are placed with major financial institutions or with counter-parties of high credit quality, which in the Company’s opinion, present minimal credit risks to the Company. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

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

During the first quarter of 2008, the Company entered into derivative contracts to mitigate commodity price exposure on a portion of the forecasted production (130,000 Mmbtu per day for April through October

2008) which was expected to be sold on the Rockies Express Pipeline (“REX”). REX became operational during the first quarter of 2008. Due to limited historical data correlating REX sales points and NWPL — Rockies (the basis of the contracts), the Company was unable to effectively demonstrate correlation between the derivative instrument and the forecasted transaction according to the contemporaneous documentation as set forth under the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As a result, the Company has restated the related amounts originally classified in accumulated other comprehensive income on the Consolidated Balance Sheets to unrealized loss on commodity derivatives on the Consolidated Statements of Income for these specific derivative instruments. The effect of this restatement was to decrease income before income taxes by $27.7 million for the three months ended March 31, 2008. This restatement had no effect on overall operating cash flow, total assets, total liabilities or total stockholders’ equity and there is no effect on the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

Net income before income taxes increased to $130.4 million for the quarter ended March 31, 2008 from $92.7 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the quarter ended March 31, 2008 and was partially offset by unrealized losses on commodity derivatives of $27.7 million during the three months ended March 31, 2008.

The income tax provision increased to $47.0 million for the three months ended March 31, 2008 as compared to $32.0 million for the three months ended March 31, 2007 due to higher pre-tax income.

(Loss) income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to ($0.1) million for the quarter ended March 31, 2008 from $5.9 million for the same period in 2007. The sale closed on October 22, 2007. See Note 9 for additional information.

For the quarter ended March 31, 2008, net income increased to $83.3 million or $0.53 per diluted share as compared with $66.6 million or $0.42 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 and was partially offset by unrealized losses on commodity derivatives.

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

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 31/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2008, we were in compliance with all of our debt covenants under our credit facility.

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

The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to mitigate a portion of its commodity price exposure. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. The derivative transactions are placed with major financial institutions or with counterparties of high credit quality that present minimal credit risks to the Company.

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

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	3/31/2008*

Swap	Apr 2008 — Oct 2008	190,000	$7.19	$(47,436)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(2,522)

*	Unrealized losses on commodity derivatives of $27,673 pre-tax ($17,960 after tax) are recorded on the Consolidated Statements of Income and $22,285 pre-tax ($14,463 after tax) are recorded on the Consolidated Balance Sheets in accumulated other comprehensive income.

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with SFAS No. 133. In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133. While such derivatives no longer qualify for hedge accounting treatment, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

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

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $500.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. The stock repurchase will be funded with cash held in an Ultra Resources bank account or the Company’s senior credit facility. (See Note 6 for further details).

			Total	Maximum
			Number	Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares That
	Total		Publicly	May Yet be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

Jan 1 — Jan 31, 2008	96,321	$71.57	96,321	$699 million
Feb 1 — Feb 28, 2008	71,281	$79.04	71,281	$693 million
Mar 1 — Mar 31, 2008	228,830	$75.61	228,830	$676 million

TOTAL	396,432	$75.25	396,432	$676 million

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and Chief Executive Officer

Date: November 4, 2008

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: November 4, 2008

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