Form 10-Q/A
period 2008-06-30
ULTRA PETROLEUM CORP
filed 2008-11-05
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29370

ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

363 North Sam Houston Parkway,	77060
Suite 1200, Houston, Texas	(Zip code)
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

The Company has restated the Consolidated Financial Statements for the periods ended March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment on the REX designated derivative contracts. The effect of the restatement is to recognize a non-cash, after tax, mark to market unrealized loss on commodity derivatives of $18.0 million in the first quarter of 2008 and a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $1.6 million in the second quarter of 2008. Under this accounting treatment, the Company will recognize a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $26.6 million in the third quarter of 2008. There is no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity. Because these contracts were entered into and expire in fiscal year 2008, there will be no change in full-year 2008 net income or operating cash flows as a result of the accounting treatment of the derivative contracts, as restated. The restatement did not have any impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018. Details of the restatement are indicated in Note 1 to the Consolidated Financial Statements.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	Restated		Restated
	(Unaudited)
	(Amounts in thousands of U.S. dollars,
	except per share data)

Revenues:
Natural gas sales	$277,446	$116,421	$526,568	$263,705
Oil sales	30,794	14,451	52,809	23,743

Total operating revenues	308,240	130,872	579,377	287,448
Expenses:
Lease operating expenses	8,562	5,573	19,299	10,251
Production taxes	35,776	14,694	66,711	32,207
Gathering fees	8,766	6,980	18,764	13,473
Transportation charges	12,013	—	21,671	—
Depletion and depreciation	42,780	32,591	85,030	62,221
General and administrative	4,449	3,421	8,794	6,639

Total operating expenses	112,346	63,259	220,269	124,791
Operating income	195,894	67,613	359,108	162,657
Other income (expense), net:
Interest expense	(4,543)	(4,221)	(9,814)	(6,921)
Realized gain (loss) on commodity derivatives	(14,119)	—	(14,119)	—
Unrealized gain (loss) on commodity derivatives	2,523	—	(25,150)	—
Interest income	127	309	277	636

Total other income (expense), net	(16,012)	(3,912)	(48,806)	(6,285)
Income before income tax provision	179,882	63,701	310,302	156,372
Income tax provision	63,489	23,949	110,510	55,978

Net income from continuing operations	116,393	39,752	199,792	100,394
Income from discontinued operations, net of tax	482	9,317	415	15,266

Net income	116,875	49,069	200,207	115,660
Retained earnings, beginning of period	971,152	691,375	887,820	624,784

Retained earnings, end of period	$1,088,027	$740,444	$1,088,027	$740,444

Basic Earnings per Share:
Income per common share from continuing operations	$0.76	$0.26	$1.31	$0.66

Income per common share from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net Income per common share	$0.76	$0.32	$1.31	$0.76

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.74	$0.25	$1.27	$0.63

Income per common share from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net Income per common share	$0.74	$0.31	$1.27	$0.73

Weighted average common shares outstanding — basic	153,061	152,022	152,781	151,975

Weighted average common shares outstanding — fully diluted	157,818	158,992	157,905	159,056

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
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
	Restated
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$200,207	$115,660
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax provision of $225 and $8,220, respectively	(415)	(15,266)
Depletion and depreciation	85,030	62,221
Deferred income taxes	110,704	53,308
Excess tax benefit from stock based compensation	(62,627)	(11,548)
Stock compensation	2,755	2,736
Unrealized (gain) loss on commodity derivatives	25,150	—
Other	189	43
Net changes in non-cash working capital:
Restricted cash	(34)	(1,207)
Accounts receivable	(41,560)	(14,654)
Prepaid drilling costs and other current and non-current assets	(1,702)	(1,006)
Accounts payable and accrued liabilities	71,124	42,729
Other long-term obligations	20,424	(1,748)
Current taxes payable	(10,839)	(2,150)

Net cash provided by operating activities from continuing operations	398,406	229,118
Net cash provided by operating activities from discontinued operations	—	9,522

Net cash provided by operating activities	398,406	238,640
Investing activities:
Oil and gas property expenditures	(409,089)	(349,828)
Investing activities from discontinued operations	—	(10,960)
Post-closing adjustments on sale of subsidiary	640	—
Change in capital cost accrual	29,639	(9,752)
Inventory	6,600	5,837
Purchase of capital assets	(461)	(219)

Net cash used in investing activities	(372,671)	(364,922)
Financing activities:
Borrowings on long-term debt	332,000	135,000
Payments on long-term debt	(322,000)	—
Deferred financing costs	(1,580)	(1,082)
Repurchased shares	(68,635)	(39,744)
Excess tax benefit from stock based compensation	62,627	11,548
Stock issued for compensation	4,934	—
Proceeds from exercise of options	16,631	4,867

Net cash provided by financing activities	23,977	110,589
Increase (decrease) in cash during the period	49,712	(15,693)
Cash and cash equivalents, beginning of period	10,632	14,574

Cash and cash equivalents, end of period	$60,344	$(1,119)

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In this Form 10Q/A, the Company is restating the Consolidated Financial Statements for the three and six months ended June 30, 2008. Unrealized gains and losses associated with derivative instruments designated to the Company’s production sold on REX have been reclassified from other comprehensive income to a separate line item on the Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Income
Natural gas sales	$263,327	$277,446	$512,449	$526,568
Total operating revenues	$294,121	$308,240	$565,258	$579,377
Operating income	$181,775	$195,894	$344,989	$359,108
Realized gain (loss) on commodity derivatives	$—	$(14,119)	$—	$(14,119)
Unrealized gain (loss) on commodity derivatives	$—	$2,523	$—	$(25,150)
Income before income tax provision	$177,359	$179,882	$335,452	$310,302
Income tax provision	$62,603	$63,489	$119,337	$110,510
Net income from continuing operations	$114,756	$116,393	$216,115	$199,792
Net income	$115,238	$116,875	$216,530	$200,207
Earnings per Share —
Basic	$0.75	$0.76	$1.41	$1.31
Fully Diluted	$0.73	$0.74	$1.37	$1.27

	June 30, 2008
	Previously	As
	Reported	Restated

Consolidated Balance Sheets
Accumulated other comprehensive income (loss)	$(35,743)	$(19,420)
Retained earnings	$1,104,350	$1,088,027

	For the Six Months
	Ended June 30, 2008
	Previously	As
	Reported	Restated

Consolidated Statements of Cash Flows
Cash flows from Operating Activities:
Net income	$216,530	$200,207
Unrealized (gain) loss on commodity derivatives	$—	$25,150
Deferred income taxes	$119,531	$110,704

2.	SIGNIFICANT ACCOUNTING POLICIES:

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	Restated		Restated

Net income from continuing operations	$116,393	$39,752	$199,792	$100,394
Net income from discontinued operations	$482	$9,317	$415	$15,266

Net income	$116,875	$49,069	$200,207	$115,660

Weighted average common shares outstanding during the period	153,061	152,022	152,781	151,975
Effect of dilutive instruments	4,757	6,970	5,124	7,081

Weighted average common shares outstanding during the period including the effects of dilutive instruments	157,818	158,992	157,905	159,056

Basic Earnings per Share:
Income per common from continuing operations	$0.76	$0.26	$1.31	$0.66

Income per common from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net income per common share	$0.76	$0.32	$1.31	$0.76

Fully Diluted Earnings per Share:
Income per common from continuing operations	$0.74	$0.25	$1.27	$0.63

Income per common from discontinued operations	$0.00	$0.06	$0.00	$0.10

Net income per common share	$0.74	$0.31	$1.27	$0.73

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	Restated		Restated

Net income	$116,875	$49,069	$200,207	$115,660
Unrealized gain (loss) on derivative instruments*	(7,638)	3,028	(37,556)	3,028
Taxes benefit (expense) on unrealized gain (loss) on derivative instruments*	2,681	(1,063)	13,182	(1,063)

Other comprehensive income	$111,918	$51,034	$175,833	$117,625

*	Relates to derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

At June 30, 2008, the Company recorded a non-current asset of $1.1 million, a current liability of $54.1 million and a non-current liability of $2.1 million associated with the fair value of derivative instruments.

(o) Reclassifications:  Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation. (Refer to Note 9).

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2008	2007

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$2,281,171	$1,868,564
Less accumulated depletion, depreciation and amortization	(415,145)	(330,813)

	1,866,026	1,537,751
Unproven Properties:
Acquisition and exploration costs	36,622	36,778

	$1,902,648	$1,574,529

4.	LONG-TERM LIABILITIES:

	June 30,	December 31,
	2008	2007

Bank indebtedness	$—	$290,000
Senior notes, due 2015	100,000	—
Senior notes, due 2018	200,000	—
Other long-term obligations	49,686	26,672

	$349,686	$316,672

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to June 30, 2008 and through July 31, 2008, the Company has repurchased $67.8 million of its outstanding common stock in open market repurchases or net share settlements.

7.	INCOME TAXES:

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	6/30/2008*

Swap	July 2008 — Oct 2008	190,000	$7.19	$(40,801)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(14,273)

*	Unrealized losses on commodity derivatives of $25,150 pre-tax ($16,322 after tax) are recorded on the Consolidated Statements of Income and $29,924 pre-tax ($19,421 after tax) are recorded on the Consolidated Balance Sheets in accumulated other comprehensive income.

For the six months ended June 30, 2008, the Company realized losses associated with financially settled swaps to counterparties totaling $24.2 million as its net realized loss on commodity derivatives. Of this amount, $14.1 million is recognized as realized loss on commodity derivatives on the income statement and $10.1 million is included as a reduction of natural gas sales associated with cash flow hedges on the income statement.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has accounted for its Sino-American operations as discontinued operations and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations is as follows:

			For the Six
	For the Three Months		Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Operating revenues	$—	$25,951	$—	$45,568
Post closing adjustment on sale of subsidiary	743	—	640	—
Operating expenses	—	12,399	—	22,082

Income before income tax provision	743	13,552	640	23,486
Income tax provision	261	4,235	225	8,220

Income from discontinued operations, net of tax	$482	$9,317	$415	$15,266

10.	FAIR VALUE MEASUREMENTS:

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

The Company currently generates substantially all of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2008 have ranged from $2.33 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. During the quarter ended June 30, 2008, the average price realization for the Company’s natural gas was $8.06 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $8.80 per Mcf, excluding realized gains and losses on commodity derivatives.

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

Rockies Express Pipeline.  In December 2005, the Company agreed to become an anchor shipper on the Rockies Express Pipeline (“REX”) securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. The Company’s commitment involves capacity of 200,000 MMBtu per day of natural gas for a term of 10 years (beginning in the first quarter of 2008), and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper. The pipeline will be completed in two (2) phases: REX-West (Wyoming to Missouri) and REX-East (Missouri to Ohio).

During the quarter ended June 30, 2008, the REX-West pipeline was extended from the ANR delivery point in Brown County, Kansas to the Panhandle Eastern Pipeline system at Audrain County, Missouri and placed into service. With the completion of this segment, the Company is able to deliver its firm capacity of 200,000 MMBtu per day of natural gas from Wyoming to markets in the mid-west.

On May 30, 2008, the FERC issued a Certificate of Public Convenience and Necessity for the REX-East project. Kinder Morgan, the managing member of REX, has indicated that the current schedule anticipates REX-East to be operational by the end of 2008 to pipeline interconnections near Lebannon, Ohio. Kinder Morgan has further advised that, when fully completed, (estimated to be Mid-Year 2009) the REX-East pipeline will provide up to 1.8 Bcf per day of natural gas transportation capacity from the Rockies to Clarington, Ohio.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2008 VS. QUARTER ENDED JUNE 30, 2007

During the second quarter of 2008, production from continuing operations increased 23% on a gas equivalent basis to 34.3 Bcfe from 27.9 Bcfe for the same quarter in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first six months of 2008. Realized natural gas prices, including the realized gains and losses on commodity derivatives, increased 84% to $8.06 per Mcf in the second quarter of 2008 as compared to $4.38 for the second quarter of 2007. During the three months ended June 30, 2008, the Company’s average price realization for natural gas was $8.80 per Mcf, excluding realized gains and losses on commodity derivatives. The increase in realized average natural gas prices together with the increase in production contributed to a 125% increase in revenues from continuing operations, including realized gains and losses on commodity derivatives, to $294.1 million as compared to $130.9 million in 2007.

Lease operating expense (“LOE”) increased to $8.6 million at June 30, 2008 compared to $5.6 million at June 30, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs increased to $0.25 per Mcfe at June 30, 2008 compared to $0.20 per Mcfe at June 30, 2007 mainly due to costs related to non-operated properties for water disposal expenses.

During the second quarter of 2008, production taxes were $35.8 million compared to $14.7 million during the second quarter of 2007, or $1.04 per Mcfe, compared to $0.53 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the quarter ended June 30, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.

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

During the first quarter of 2008, the Company entered into derivative contracts to mitigate commodity price exposure on a portion of the forecasted production (130,000 Mmbtu per day for April through October 2008) which was expected to be sold on the Rockies Express Pipeline (“REX”). REX became operational during the first quarter of 2008. Due to limited historical data correlating REX sales points and NWPL — Rockies (the basis of the contracts), the Company was unable to effectively demonstrate correlation between the derivative instrument and the forecasted transaction according to the contemporaneous documentation as set forth under the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As a result, the Company has restated the related amounts originally classified in accumulated other comprehensive income on the Consolidated Balance Sheets to unrealized gain on commodity derivatives on the Consolidated Statements of Income for these specific derivative instruments. The effect of this restatement was to increase income before income taxes by $2.5 million for the three months ended June 30, 2008. This restatement had no effect on overall operating cash flow, total assets, total liabilities or total stockholders’ equity and there is no effect on the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

Net income before income taxes increased to $179.9 million for the quarter ended June 30, 2008 from $63.7 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the quarter ended June 30, 2008.

The income tax provision increased to $63.5 million for the three months ended June 30, 2008 as compared to $23.9 million for the three months ended June 30, 2007 due to higher pre-tax income.

Income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $0.5 million for the quarter ended June 30, 2008 from $9.3 million for the same period in 2007. The sale closed on October 22, 2007. See Note 9 for additional information.

For the quarter ended June 30, 2008, net income increased to $116.9 million or $0.74 per diluted share as compared with $49.1 million or $0.31 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

During the six months ended June 30, 2008, production from continuing operations increased 27% on a gas equivalent basis to 68.4 Bcfe from 53.9 Bcfe for the same period in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first six months of 2008. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 53% to $7.86 per Mcf for the six months ended June 30, 2008 as compared to $5.13 for the same period in 2007. During the six months ended June 30, 2008, the Company’s average price realization for natural gas was $8.23 per Mcf, excluding realized gains and losses on commodity derivatives. The increase in realized average natural gas prices together with the increase in production contributed to a 97% increase in revenues from continuing operations, including realized gains and losses on commodity derivatives, to $565.3 million as compared to $287.4 million in 2007.

LOE increased to $19.3 million at June 30, 2008 compared to $10.3 million at June 30, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs increased to $0.28 per Mcfe at June 30, 2008 compared to $0.19 per Mcfe at June 30, 2007 mainly due to costs related to non-operated properties for water disposal expenses.

During the first half of 2008, production taxes were $66.7 million compared to $32.2 million during the same period of 2007, or $0.98 per Mcfe, compared to $0.60 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the six months ended June 30, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.

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

During the first quarter of 2008, the Company entered into derivative contracts to mitigate commodity price exposure on a portion of the forecasted production (130,000 Mmbtu per day for April through October 2008) which was expected to be sold on REX. REX became operational during the first quarter of 2008. Due to limited historical data correlating REX sales points and NWPL — Rockies (the basis of the contracts), the Company was unable to effectively demonstrate correlation between the derivative instrument and the forecasted transaction according to the contemporaneous documentation as set forth under the requirements of SFAS No. 133. As a result, the Company has restated the related amounts originally classified in accumulated other comprehensive income on the Consolidated Balance Sheets to unrealized loss on commodity derivatives on the Consolidated Statements of Income for these specific derivative instruments. The effect of this restatement was to decrease income before income taxes by $25.2 million for the six months ended June 30, 2008. This restatement had no effect on overall operating cash flow, total assets, total liabilities or total stockholders’ equity and there is no effect on the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

Net income before income taxes increased to $310.3 million for the six months ended June 30, 2008 from $156.4 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the six months ended June 30, 2008 and was partially offset by unrealized losses on commodity derivatives of $25.2 million during the three months ended June 30, 2008.

The income tax provision increased to $110.5 million for the six months ended June 30, 2008 as compared to $56.0 million for the six months ended June 30, 2007 due to higher pre-tax income.

Income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $0.4 million for the six months ended June 30, 2008 from $15.3 million for the same period in 2007. The sale closed on October 22, 2007. See Note 9 for additional information.

For the six months ended June 30, 2008, net income increased to $200.2 million or $1.27 per diluted share as compared with $115.7 million or $0.73 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production partially offset by unrealized losses on commodity derivatives.

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

		Volume-	Average	Unrealized
		MMBTU/	Price/	Loss (000’s) at
Type	Remaining Contract Period	Day	MMBTU	6/30/2008*

Swap	July 2008 — Oct 2008	190,000	$7.19	$(40,801)
Swap	Jan 2009 — Dec 2009	30,000	$7.35	$(14,273)

*	Unrealized losses on commodity derivatives of $25,150 pre-tax ($16,322 after tax) are recorded on the Consolidated Statements of Income and $29,924 pre-tax ($19,421 after tax) are recorded on the Consolidated Balance Sheets in accumulated other comprehensive income.

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

For the six months ended June 30, 2008, the Company realized losses associated with financially settled swaps to counterparties totaling $24.2 million as its net realized loss on commodity derivatives. Of this amount, $14.1 million is recognized as realized loss on commodity derivatives on the income statement and $10.1 million is included as a reduction of natural gas sales associated with cash flow hedges on the income statement.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate of $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and borrowings under the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $500.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. (See Note 6 for further details).

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

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company held its annual meeting on May 16, 2008. At the annual meeting, the entire board of directors of the Company was elected. The votes cast for each of the directors proposed by the Company’s definitive proxy statement on Schedule 14A was as follows:

Michael D. Watford	—	134,031,245 voted in favor, zero voted against and 839,676 withheld.
W. Charles Helton	—	134,499,794 voted in favor, zero voted against and 371,127 withheld.
Stephen J. McDaniel	—	133,826,892 voted in favor, zero voted against and 1,044,029 withheld.
Roger A. Brown	—	133,828,182 voted in favor, zero voted against and 1,042,739 withheld.
Robert E. Rigney	—	134,542,847 voted in favor, zero voted against and 328,074 withheld.

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