Form 10-Q
period 2008-09-30
ULTRA PETROLEUM CORP
filed 2008-11-05
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33614

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 31, 2008 was 150,502,296.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$266,573	$103,847	$793,140	$367,552
Oil sales	31,054	13,368	83,863	37,111

Total operating revenues	297,627	117,215	877,003	404,663
Expenses:
Lease operating expenses	8,501	6,424	27,800	16,675
Production taxes	31,625	12,960	98,336	45,166
Gathering fees	8,857	6,667	27,621	20,141
Transportation charges	11,431	—	33,101	—
Depletion and depreciation	45,652	31,864	130,681	94,084
General and administrative	4,242	3,470	13,036	10,109

Total operating expenses	110,308	61,385	330,575	186,175
Operating income	187,319	55,830	546,428	218,488
Other income (expense), net:
Interest expense	(5,183)	(5,550)	(14,997)	(12,471)
Realized gain (loss) on commodity derivatives	17,202	—	3,083	—
Unrealized gain (loss) on commodity derivatives	40,915	—	15,765	—
Interest income	92	203	368	839

Total other income (expense), net	53,026	(5,347)	4,219	(11,632)
Income before income tax provision	240,345	50,483	550,647	206,856
Income tax provision	91,370	17,727	201,880	73,705

Net income from continuing operations	148,975	32,756	348,767	133,151
Income from discontinued operations, net of tax	—	4,644	415	19,909

Net income	148,975	37,400	349,182	153,060
Retained earnings, beginning of period	1,088,027	740,444	887,820	624,784

Retained earnings, end of period	$1,237,002	$777,844	$1,237,002	$777,844

Basic Earnings per Share:
Income per common share from continuing operations	$0.98	$0.22	$2.29	$0.88

Income per common share from discontinued operations	$0.00	$0.03	$0.00	$0.13

Net Income per common share	$0.98	$0.25	$2.29	$1.01

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.95	$0.21	$2.22	$0.84

Income per common share from discontinued operations	$0.00	$0.03	$0.00	$0.12

Net Income per common share	$0.95	$0.24	$2.22	$0.96

Weighted average common shares outstanding — basic	152,217	151,530	152,592	151,825

Weighted average common shares outstanding — fully diluted	156,072	158,224	157,326	158,768

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONDENSEND CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

ASSETS
Current assets
Cash and cash equivalents	$30,999	$10,632
Restricted cash	2,687	2,590
Accounts receivable	150,345	135,849
Derivative assets	35,652	5,625
Inventory	6,026	13,333
Prepaid drilling costs and other current assets	2,699	424

Total current assets	228,408	168,453
Oil and gas properties, net, using the full cost method of accounting:
Proved	2,082,096	1,537,751
Unproved	46,873	36,778
Property, plant and equipment	5,260	4,739
Deferred financing costs, derivative assets and other	7,367	3,861

Total assets	$2,370,004	$1,751,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$237,981	$136,674
Current taxes payable	—	10,839
Capital cost accrual	117,134	88,445

Total current liabilities	355,115	235,958
Long-term debt	448,000	290,000
Deferred income tax liability	479,272	341,406
Other long-term obligations	63,378	26,672
Total shareholders’ equity	1,024,239	857,546

Total liabilities and shareholders’ equity	$2,370,004	$1,751,582

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$349,182	$153,060
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax provision of $225 and $10,720, respectively	(415)	(19,909)
Depletion and depreciation	130,681	94,084
Deferred income taxes	197,350	69,987
Unrealized (gain) loss on commodity derivatives	(15,765)	—
Excess tax benefit from stock based compensation	(65,932)	(13,561)
Stock compensation	4,860	3,918
Other	315	94
Net changes in non-cash working capital:
Restricted cash	(97)	(1,483)
Accounts receivable	(14,496)	(119)
Prepaid expenses and other current and non-current assets	(2,112)	(1,142)
Accounts payable and accrued liabilities	100,374	31,199
Other long-term obligations	35,080	9,370
Current taxes payable	(10,839)	(2,150)

Net cash provided by operating activities from continuing operations	708,186	323,348
Net cash provided by operating activities from discontinued operations	—	33,683

Net cash provided by operating activities	708,186	357,031
Investing activities:
Oil and gas property expenditures	(678,978)	(515,961)
Investing activities from discontinued operations	—	(13,910)
Post-closing adjustments on sale of subsidiary	640	—
Change in capital cost accrual	28,689	445
Inventory	7,307	2,517
Purchase of capital assets	(1,098)	(438)

Net cash used in investing activities	(643,440)	(527,347)
Financing activities:
Borrowings on long-term debt	480,000	230,000
Payments on long-term debt	(322,000)	—
Deferred financing costs	(1,580)	(1,082)
Repurchased shares	(285,097)	(84,515)
Excess tax benefit from stock based compensation	65,932	13,561
Proceeds from exercise of options	18,366	6,518

Net cash (used in) provided by financing activities	(44,379)	164,482
Increase (decrease) in cash during the period	20,367	(5,834)
Cash and cash equivalents, beginning of period	10,632	14,574

Cash and cash equivalents, end of period	$30,999	$8,740

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

The accompanying financial statements, other than the condensed balance sheet data as of December 31, 2007, are unaudited and were prepared from the Company’s records. Condensed balance sheet data as of December 31, 2007 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

(a) Basis of presentation and principles of consolidation:  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries UP Energy Corporation, Ultra Resources, Inc. and Sino-American Energy through the date of the sale of the China operations. The Company presents its financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All inter-company transactions and balances have been eliminated upon consolidation.

(b) Financial Statement Restatement:  On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under this accounting treatment, the Company recognized a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $26.6 million in the third quarter of 2008. There is no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity. Because these contracts were entered into and expire in fiscal year 2008, there will be no change in full-year 2008 net income or operating cash flows as a result of the change in accounting treatment of these derivative contracts, as restated. The restatement did not have any impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

natural gas prices may subsequently increase the ceiling. The effect of implementing SFAS No. 143 had no effect on the ceiling test calculation as the future cash outflows associated with settling asset retirement obligations are excluded from this calculation.

(g) Inventories:  Materials and supplies inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At September 30, 2008, drilling and completion supplies inventory of $6.0 million primarily includes the cost of pipe and production equipment that will be utilized during the 2008 and 2009 drilling programs.

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

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income from continuing operations	$148,975	$32,756	$348,767	$133,151
Net income from discontinued operations	$—	$4,644	$415	$19,909

Net income	$148,975	$37,400	$349,182	$153,060

Weighted average common shares outstanding during the period	152,217	151,530	152,592	151,825
Effect of dilutive instruments	3,855	6,694	4,734	6,943

Weighted average common shares outstanding during the period including the effects of dilutive instruments	156,072	158,224	157,326	158,768

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Basic Earnings per Share:
Income per common from continuing operations	$0.98	$0.22	$2.29	$0.88

Income per common from discontinued operations	$0.00	$0.03	$0.00	$0.13

Net income per common share	$0.98	$0.25	$2.29	$1.01

Fully Diluted Earnings per Share:
Income per common from continuing operations	$0.95	$0.21	$2.22	$0.84

Income per common from discontinued operations	$0.00	$0.03	$0.00	$0.12

Net income per common share	$0.95	$0.24	$2.22	$0.96

(k) Use of estimates:  Preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) Accounting for share-based compensation:  The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123R for the nine months ended September 30, 2008 and 2007 was $4.9 million and $3.9 million, respectively. See Note 4 for additional information.

(m) Fair Value Accounting.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, SFAS No. 157 is effective January 1, 2009. Implementation of this portion of the standard is not expected to have a material impact on consolidated results of operations, financial position or liquidity. See Note 9 for additional information.

(n) Revenue Recognition.  Natural gas revenues are recorded based on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company initially records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products immediately after production at various locations at which time title and risk of loss pass to the buyer. Gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.

(o) Other Comprehensive Income:  Other comprehensive income is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles impact Shareholders’ Equity, excluding transactions with shareholders.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$148,975	$37,400	$349,182	$153,060
Unrealized gain on derivative instruments*	55,287	10,131	17,729	13,159
Tax (expense) on unrealized gain on derivative instruments*	(19,406)	(3,556)	(6,223)	(4,619)

Other comprehensive income	$184,856	$43,975	$360,688	$161,600

*	Relates to derivative instruments that qualify for hedge accounting treatment under SFAS No. 133.

At September 30, 2008, the Company recorded a current asset of $35.7 million and a non-current asset of $5.5 million associated with the fair value of derivative instruments.

(p) Reclassifications:  Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.

(q) Impact of recently issued accounting pronouncements:  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to increase transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not anticipate that the implementation of SFAS No. 161 will have a material impact on the consolidated results of operations, financial position or liquidity.

2.	OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2008	2007

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$2,542,520	$1,868,564
Less accumulated depletion, depreciation and amortization	(460,424)	(330,813)

	2,082,096	1,537,751
Unproven Properties:
Acquisition and exploration costs	46,873	36,778

	$2,128,969	$1,574,529

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	LONG-TERM LIABILITIES:

	September 30,	December 31,
	2008	2007

Bank indebtedness	$148,000	$290,000
Senior notes, due 2015	100,000	—
Senior notes, due 2018	200,000	—
Other long-term obligations	63,378	26,672

	$511,378	$316,672

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of September 30, 2008).

At September 30, 2008, we had $148.0 million in outstanding borrowings and $352.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2008, we were in compliance with all of our debt covenants under our credit facility.

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

The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At September 30, 2008, we were in compliance with all of our debt covenants under the Notes.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable, a liability associated with imbalanced production, the long-term portion of costs associated with our compensation programs and our asset retirement obligations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information under SFAS 123R

The following table summarizes share-based compensation expense under SFAS No. 123R for the nine months ended September 30, 2008 and 2007, respectively, which was allocated as follows:

	Nine Months Ended September 30,
	2008	2007

Total cost of share-based payment plans	$7,737	$6,768
Amounts capitalized in fixed assets	$2,877	$2,850
Amounts charged against income, before income tax benefit	$4,860	$3,918
Amount of related income tax benefit recognized in income	$1,706	$1,375

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

	Nine Months Ended
	September 30, 2008		September 30, 2007
	Non-Executives	Executives	Non-Executives	Executives

Expected volatility	41.22 - 43.18%	42.5 - 43.34%	41.55 - 43.70%	44.40%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.01 - 5.15	5.98 - 6.45	4.75 - 5.02	5.53
Risk free rate	2.48 - 3.41%	2.98 - 3.00%	4.16 - 5.07%	4.69%
Expected forfeiture rate	15.0%	15.0%	14.0%	14.0%

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2008:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2007	7,589	$0.25 to $67.73

Granted	289	$52.77 to $98.87
Forfeited	(17)	$51.60 to $75.18
Exercised	(2,462)	$0.25 to $67.73

Balance, September 30, 2008	5,399	$0.25 to $98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the performance periods January 2006 — December 2008 (“2006 LTIP Common Stock Award”), January 2007 — December 2009 (“2007 LTIP Common Stock Award”), and January 2008 — 2010 (“2008 LTIP Common Stock Award”), the Compensation Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

Awards are expressed as dollar targets for the 2006 LTIP and 2007 LTIP Common Stock Awards and become payable in common shares at the end of each performance period based on the Company’s overall performance during such period. During the third quarter of 2008, the Board modified the 2008 LTIP Common Stock Award such that the dollar target is converted to shares on the date the Board approved the modification. A new three year period begins each January. Participants must be employed by the Company when an award is distributed in order to receive an award.

For the nine months ended September 30, 2008, the Company recognized $0.5 million, $0.6 million and $0.5 million in pre-tax compensation expense related to the 2006 LTIP, 2007 LTIP and 2008 LTIP Common Stock Awards, respectively. For the nine months ended September 30, 2007, the Company recognized $0.4 million and $0.4 million in pre-tax compensation expense related to the 2006 LTIP and 2007 LTIP Common Stock Awards, respectively. The amounts recognized during the first nine months of 2008 and 2007 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation cost, estimated at September 30, 2008, for the three year performance periods would be approximately $2.7 million, $3.5 million and $3.3 million (before taxes) related to the 2006 LTIP, 2007 LTIP and 2008 LTIP Common Stock Awards, respectively.

In 2008, the Company established the 2008 Best in Class program for all employees. The performance period related to the 2005 Best in Class program ended December 31, 2007 with the resulting payout in the second quarter of 2008. The Best in Class program recognizes and financially rewards the collective efforts of all of our employees in achieving sustained industry leading performance and the enhancement of shareholder value. Under the 2008 Best in Class program, on January 1, 2008 or the employment date if subsequent to January 1, 2008, all employees received a contingent award of stock units equal to $60,000 worth of our common stock based on the average high and low share price on the date of grant. Employees joining the Company after January 1, 2008 will participate on a pro rata basis based on their length of employment during the performance period. The number of units that will vest and become payable is based on our performance relative to the industry during a three-year performance period beginning January 1, 2008, and ending December 31, 2010, and are set at threshold (50%), target (100%) and maximum (150%) levels. For each

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested unit, the participant will receive one share of common stock. The performance measures are all sources finding and development cost and full cycle economics.

For the nine months ended September 30, 2008, the Company recognized $0.5 million in pre-tax compensation expense related to the 2008 Best in Class program. For the nine months ended September 30, 2007, the Company recognized $0.5 million in pre-tax compensation expense related to the 2005 Best in Class program. The amount recognized for the nine months ended September 30, 2008 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation cost will be approximately $3.4 million before income taxes.

5.  SHARE REPURCHASE PROGRAM:

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $750.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. The stock repurchase will be funded with cash held in an Ultra Resources bank account or the Company’s senior credit facility.

The following tables summarize the Company’s share repurchases in total (open market repurchases plus net share settlements) as of September 30, 2008:

	Shares	Weighted Average
TOTAL	Purchased	Price per Share	$ Value

1st Quarter — 2008	397	$75.25	$29,829
2nd Quarter — 2008	452	$85.97	$38,807
3rd Quarter — 2008	3,266	$66.27	$216,461
Prior	5,694	$51.73	$294,549

May 2006 — September 30, 2008	9,809	$59.10	$579,646

	Shares	Weighted Average
OPEN MARKET	Purchased	Price per Share	$ Value

1st Quarter — 2008	214	$75.53	$16,139
2nd Quarter — 2008	210	$84.13	$17,643
3rd Quarter — 2008	3,237	$65.97	$213,589
Prior	5,401	$51.19	$276,442

May 2006 — September 30, 2008	9,062	$57.81	$523,813

	Shares	Weighted Average
NET SHARE SETTLEMENTS	Purchased	Price per Share	$ Value

1st Quarter — 2008	183	$74.92	$13,690
2nd Quarter — 2008	242	$87.57	$21,164
3rd Quarter — 2008	29	$98.88	$2,872
Prior	293	$61.73	$18,107

May 2006 — September 30, 2008	747	$74.76	$55,833

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES:

The amount of unrecognized tax benefits did not materially change as of September 30, 2008. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. Interest expense or penalties recognized during the nine months ended September 30, 2008 were immaterial.

The following table summarizes the components of Income Tax Expense for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2008		2007		2008		2007
	$	Rate	$	Rate	$	Rate	$	Rate

Continuing Operations —
Current — State tax payments	$12	0.0%	$10	0.0%	$28	0.0%	$25	0.0%
Current — US AMT payments	—	0.0%	1,100	2.2%	(209)	0.0%	2,625	1.3%
Current — Withholding taxes	4,711	2.0%	—	0.0%	4,711	0.9%	1,068	0.5%
Deferred tax expense	86,647	36.0%	16,617	32.9%	197,350	35.8%	69,987	33.8%

Income Tax Provision — Continuing Operations	$91,370	38.0%	$17,727	35.1%	$201,880	36.7%	$73,705	35.6%

Discontinued Operations —
Current taxes — China	$—	0.0%	$2,374	33.2%	$225	35.1%	$12,019	39.2%
Deferred tax expense — China	—	0.0%	126	1.8%	—	0.0%	(1,299)	(4.2)%

Income Tax Provision — Discontinued Operations	$—	0.0%	$2,500	35.0%	$225	35.1%	$10,720	35.0%

Total Income Tax Provision	$91,370	38.0%	$20,227	35.1%	$202,105	36.7%	$84,425	35.5%

The income tax provision for continuing operations for the quarter and nine months ended September 30, 2008 differs from the amount that would be computed by applying the combined U.S. federal and state income tax rates of approximately 35.1% to pre-tax income primarily as a result of $1.7 million of foreign tax credits that will not be utilized as a result of the sale of the China properties (see Note 8) along with $4.7 million of withholding taxes related to the share repurchase program.

7.	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Realized natural gas prices are derived from the financial statements which include the effects of realized hedging gains and losses and natural gas balancing.

The Company primarily relies on fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by such publications as Inside FERC Gas Market Report.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Condensed Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations.

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on REX did not meet the technical requirements to qualify for hedge accounting treatment in accordance with SFAS No. 133. In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the hedge contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133. While such derivatives no longer qualify for hedge accounting treatment, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

At September 30, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average
Type	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	October 2008	190,000	$7.19
Swap	Jan 2009 — Dec 2009	30,000	$7.35

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 (refer to Note 1(o) for details of unrealized gains or losses included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Realized gains (loss) on derivatives designated as cash flow hedges(1)	$4,918	$—	$(5,176)	$—
Realized gains (loss) on derivatives(2)	$17,202	$—	$3,083	$—
Unrealized gain (loss) on commodity derivatives(3)	$40,915	$—	$15,765	$—

(1)	Included in natural gas sales in the income statement. (Related tax expense (benefit) of $1,726 and ($1,817), respectively).

(2)	Included in realized gain (loss) on commodity derivatives in the income statement. (Related tax expense (benefit) of $6,038 and $1,082, respectively).

(3)	Included in unrealized gain (loss) on commodity derivatives in the income statement. (Related tax expense (benefit) of $14,361 and $5,534, respectively).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to mitigate its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Calendar 2008	100,000	$6.83
Summer 2008 (October)	20,000	$6.88
Calendar 2009	10,000	$7.51
Summer 2009 (April — October)	90,000	$7.06

8.	DISCONTINUED OPERATIONS:

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

A summary of financial information related to the Company’s discontinued operations is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Operating revenues	$—	$19,254	$—	$64,821
Post closing adjustment on sale of subsidiary	—	—	640	—
Operating expenses	—	12,110	—	34,192

Income before income tax provision	—	7,144	640	30,629
Income tax provision	—	2,500	225	10,720

Income from discontinued operations, net of tax	$—	$4,644	$415	$19,909

9.	FAIR VALUE MEASUREMENTS:

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of September 30, 2008:

	Level 1	Level 2	Level 3	Total

Assets:
Derivatives	$—	$41,128	$—	$41,128
Liabilities:
Derivatives	$—	$—	$—	$—

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

11.	SUBSEQUENT EVENT:

Effective November 3, 2008, the Company has changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company has historically followed hedge accounting for its natural gas hedges. Under this accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income (loss). When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company will continue to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but will record the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income as an unrealized gain or loss on commodity derivatives. There will be no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity, and there is no impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

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

The Company currently generates substantially all of its revenue, earnings and cash from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2008 have ranged from $2.33 to $8.64 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. During the quarter ended September 30, 2008, the average price realization for the Company’s natural gas was $8.21 per Mcf, including realized gain or loss on commodity derivatives. The Company’s average price realization for natural gas was $7.57 per Mcf, excluding the realized gain or loss on commodity derivatives. (See Note 7).

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 35% production growth from continuing operations on an Mcfe basis during the quarter ended September 30, 2008 as compared to the same quarter in 2007.

Financial Statement Restatement.  On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133.

The Company has restated the Consolidated Financial Statements for the periods ended March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment on the REX designated derivative contracts. The effect of the restatement is to recognize a non-cash, after tax, mark to market unrealized loss on commodity derivatives of $18.0 million in the first quarter of 2008 and a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $1.6 million in the second quarter of 2008. Under this accounting treatment, the Company recognized a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $26.6 million in the third quarter of 2008. There is no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity. Because these contracts were entered into and expire in fiscal year 2008, there will be no change in full-year 2008 net income or operating cash flows as a result of the accounting treatment of the derivative contracts, as restated. The restatement did not have any impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

Rockies Express Pipeline.  In December 2005, the Company agreed to become an anchor shipper on the Rockies Express Pipeline (“REX”) securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. The Company’s commitment involves capacity of 200,000 MMBtu per day of natural gas for a term of 10 years (beginning in the first quarter of 2008), and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper. The pipeline will be completed in two phases: REX-West (Wyoming to Missouri) and REX-East (Missouri to Ohio).

During the second quarter of 2008, the REX-West pipeline was extended from the ANR delivery point in Brown County, Kansas to the Panhandle Eastern Pipeline system at Audrain County, Missouri and placed into service. With the completion of this segment, the Company is able to deliver its firm capacity of 200,000 MMBtu per day of natural gas from Wyoming to markets in the Midwest.

On May 30, 2008, the FERC issued a Certificate of Public Convenience and Necessity for the REX-East project. During October 2008, Kinder Morgan, the managing member of REX, informed the Company that the progress in constructing REX-East has been reassessed and the projected in-service date for Interim Service on REX-East to a series of new delivery points in Illinois is anticipated to be on or about April 1, 2009. Service to pipeline interconnections near Lebanon, Ohio is projected to commence on or about June 15, 2009. Kinder Morgan has further advised that, when fully completed, (estimated to be on or about November 1, 2009) the REX-East pipeline will provide up to 1.8 Bcf per day of natural gas transportation capacity from the Rockies to Clarington, Ohio.

Discontinued Operations.  On September 27, 2007, the Company announced the execution of a stock purchase agreement for the sale of Sino-American Energy Corporation which represents all of Ultra’s interest in Bohai Bay, China for $223 million. The sale closed on October 22, 2007, with an effective date of June 30, 2007.

Forward Natural Gas Sales.  Effective November 3, 2008, the Company has changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company has historically followed hedge accounting for its natural gas hedges. Under this accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income (loss). When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company will continue to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but will record the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income as an unrealized gain or loss on commodity derivatives. There will be no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity, and there is no impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

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

The fair values summarized below were determined in accordance with the requirements of SFAS No. 157. In addition, we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by SFAS No. 157. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at September 30, 2008 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Derivatives	$—	$41,128	$—	$41,128
Liabilities:
Derivatives	$—	$—	$—	$—

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

Share-Based Payment Arrangements.  The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123R for the nine months ended September 30, 2008 and 2007 was $4.9 million and $3.9 million, respectively. At September 30, 2008, there was $12.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 1.8 years. See Note 4 for additional information.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2008 VS. QUARTER ENDED SEPTEMBER 30, 2007

During the third quarter of 2008, production from continuing operations increased 35% on a gas equivalent basis to 36.3 Bcfe from 26.9 Bcfe for the same quarter in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first nine months of 2008. Realized natural gas prices, including realized gain and loss on commodity derivatives, increased 103% to $8.21 per Mcf in the third quarter of 2008 as compared to $4.04 for the third quarter of 2007. During the three months ended September 30, 2008, the Company’s average price realization for natural gas was $7.57 per Mcf, excluding realized gains and losses on commodity derivatives. The increase in realized average natural gas prices together with the increase in production contributed to a 169% increase in revenues from continuing operations, including realized gain and loss on commodity derivatives, to $314.8 million as compared to $117.2 million in 2007.

Lease operating expense (“LOE”) increased to $8.5 million at September 30, 2008 compared to $6.4 million at September 30, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs remained relatively flat at $0.23 per Mcfe at September 30, 2008 compared to $0.24 per Mcfe at September 30, 2007.

During the third quarter of 2008, production taxes were $31.6 million compared to $13.0 million during the third quarter of 2007, or $0.87 per Mcfe, compared to $0.48 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the quarter ended September 30, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.

Gathering fees increased to $8.9 million at September 30, 2008 compared to $6.7 million at September 30, 2007 largely due to increased production volumes. On a per unit basis, gathering fees remained relatively flat at $0.24 per Mcfe for the three months ended September 30, 2008 as compared to $0.25 per Mcfe for the same period in 2007.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred transportation demand charges totaling $11.4 million for the quarter ended September 30, 2008 in association with REX Pipeline demand charges. The REX Pipeline became operational beginning in the first quarter of 2008.

Depletion, depreciation and amortization (“DD&A”) expenses increased to $45.7 million during the quarter ended September 30, 2008 from $31.9 million for the same period in 2007, attributable to increased production volumes and a higher depletion rate, due mainly to increased development costs. On a unit basis, DD&A increased to $1.26 per Mcfe at September 30, 2008 from $1.18 at September 30, 2007.

General and administrative expenses increased to $4.2 million ($0.12 per Mcfe) at September 30, 2008 compared to $3.5 million ($0.13 per Mcfe) for the same period in 2007. The increase in general and administrative expenses during 2008 is primarily attributable to higher compensation costs as a result of increased personnel during the three months ended September 30, 2008.

Interest expense remained relatively flat at $5.2 million during the quarter ended September 30, 2008 compared to $5.6 million during the same period in 2007. At September 30, 2008, the Company had $448.0 million in borrowings outstanding.

During the quarter ended September 30, 2008, the Company recognized $17.2 million and $40.9 million related to realized gain on commodity derivatives and unrealized gain on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into during the first quarter of 2008 in order to mitigate commodity price exposure on a portion of the forecasted production (130,000 Mmbtu per day for April through October 2008) which was expected to be sold on REX. Due to limited historical data correlating REX sales points and NWPL — Rockies (the basis of the contracts), the Company was unable to effectively demonstrate correlation between the derivative instrument and the forecasted transaction according to the contemporaneous documentation as set forth under the requirements of SFAS No. 133 causing the derivative contracts to no longer qualify for hedge accounting treatment. The realized gain on commodity derivatives relates to actual amounts received under these derivative contracts while the unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments.

Net income before income taxes increased to $240.3 million for the quarter ended September 30, 2008 from $50.5 million for the same period in 2007 primarily as a result of increased natural gas prices, increased production and unrealized gains on commodity derivatives during the quarter ended September 30, 2008.

The income tax provision increased to $91.4 million for the three months ended September 30, 2008 as compared to $17.7 million for the three months ended September 30, 2007 due to higher pre-tax income combined with $4.7 million in withholding tax associated with the Company’s share repurchase program (See Note 6).

Income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to zero for the quarter ended September 30, 2008 from $4.6 million for the same period in 2007. The sale closed on October 22, 2007. See Note 8 for additional information.

For the quarter ended September 30, 2008, net income increased to $149.0 million or $0.95 per diluted share as compared with $37.4 million or $0.24 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production and unrealized gains on commodity derivatives.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

During the nine months ended September 30, 2008, production from continuing operations increased 29% on a gas equivalent basis to 104.6 Bcfe from 80.8 Bcfe for the same period in 2007 attributable to the Company’s successful drilling activities during 2007 and in the first nine months of 2008. Realized natural gas prices, including realized gain and loss on commodity derivatives, increased 68% to $7.98 per Mcf for the nine months ended September 30, 2008 as compared to $4.76 for the same period in 2007. During the nine months ended September 30, 2008, the Company’s average price realization for natural gas was $8.00 per Mcf, excluding realized gains and losses on commodity derivatives. The increase in realized average natural gas prices together with the increase in production contributed to a 117% increase in revenues from continuing operations, including realized gain and loss on commodity derivatives, to $880.1 million as compared to $404.7 million in 2007.

LOE increased to $27.8 million at September 30, 2008 compared to $16.7 million at September 30, 2007 due primarily to increased production volumes. On a unit of production basis, LOE costs increased to $0.27 per Mcfe at September 30, 2008 compared to $0.21 per Mcfe at September 30, 2007 mainly due to costs related to non-operated properties for water disposal expenses.

During the nine months ended September 30, 2008, production taxes were $98.3 million compared to $45.2 million during the same period of 2007, or $0.94 per Mcfe, compared to $0.56 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the nine months ended September 30, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.

Gathering fees increased to $27.6 million at September 30, 2008 compared to $20.1 million at September 30, 2007 largely due to increased production volumes. On a per unit basis, gathering fees remained relatively flat at $0.26 per Mcfe for the nine months ended September 30, 2008 as compared to $0.25 per Mcfe for the same period in 2007.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred transportation demand charges totaling $33.1 million for the nine months ended September 30, 2008 in association with the REX Pipeline demand charges. The REX Pipeline became operational beginning in the first quarter of 2008.

DD&A expenses increased to $130.7 million during the nine months ended September 30, 2008 from $94.1 million for the same period in 2007, attributable to increased production volumes and a higher depletion rate, due mainly to increased development costs. On a unit basis, DD&A increased to $1.25 per Mcfe at September 30, 2008 from $1.16 at September 30, 2007.

General and administrative expenses increased to $13.0 million ($0.12 per Mcfe) at September 30, 2008 compared to $10.1 million ($0.13 per Mcfe) for the same period in 2007. The increase in general and administrative expenses during 2008 is primarily attributable to increased Medicare taxes as a result of increased employee stock option exercises as well as higher compensation costs related to increased personnel for the nine months ended September 30, 2008.

Interest expense increased to $15.0 million during the nine months ended September 30, 2008 from $12.5 million during the same period in 2007. The increase is related to higher average outstanding debt balances during the period ended September 30, 2008 as compared to the same period in 2007. At September 30, 2008, the Company had $448.0 million in borrowings outstanding.

During the nine months ended September 30, 2008, the Company recognized $3.1 million and $15.8 million related to realized gain on commodity derivatives and unrealized gain on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into during the first quarter of 2008 in order to mitigate commodity price exposure on a portion of the forecasted production (130,000 Mmbtu per day for April through October 2008) which was expected to be sold on REX. Due to limited historical data correlating REX sales points and NWPL — Rockies (the basis of the contracts), the Company was unable to effectively demonstrate correlation between the derivative instrument and the forecasted transaction according to the contemporaneous documentation as set forth under the requirements of SFAS No. 133 causing the derivative contracts to no longer qualify for hedge accounting treatment. The realized gain on commodity derivatives relates to actual amounts received under these derivative contracts while the unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments.

Net income before income taxes increased to $550.6 million for the nine months ended September 30, 2008 from $206.9 million for the same period in 2007 primarily as a result of increased natural gas prices and increased production during the nine months ended September 30, 2008.

The income tax provision increased to $201.9 million for the nine months ended September 30, 2008 as compared to $73.7 million for the nine months ended September 30, 2007 due to higher pre-tax income combined with $4.7 million in withholding tax associated with the Company’s share repurchase program (See Note 6).

Income from discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese assets) decreased to $0.4 million for the nine months ended September 30, 2008 from $19.9 million for the same period in 2007. The sale closed on October 22, 2007. See Note 8 for additional information.

For the nine months ended September 30, 2008, net income increased to $349.2 million or $2.22 per diluted share as compared with $153.1 million or $0.96 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2008, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the Notes to finance its capital expenditures. The Company participated in the drilling of 254 wells in Wyoming. For the nine month period ended September 30, 2008, net capital expenditures were $679.0 million. At September 30, 2008, the Company reported a cash position of $31.0 million compared to $8.7 million at September 30, 2007. Working capital at September 30, 2008 was a deficit of $126.7 million compared to working capital of $26.9 million at September 30, 2007. At September 30, 2008, we had $148.0 million in outstanding borrowings and $352.0 million of available borrowing capacity under our credit facility. In addition, the Company has $300.0 million outstanding under its Senior Notes at September 30, 2008 (See Note 3) and other long-term obligations of $63.4 million at September 30, 2008 is comprised of items payable in more than one year, primarily related to production taxes.

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of September 30, 2008).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2008, we were in compliance with all of our debt covenants under our credit facility.

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

The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At September 30, 2008, we were in compliance with all of our debt covenants under the Notes.

Operating Activities.  During the nine months ended September 30, 2008, net cash provided by operating activities was $708.2 million, a 98% increase over the $357.0 million for the same period in 2007. The increase in net cash provided by operating activities was largely attributable to the increase in production and realized natural gas prices during the nine months ended September 30, 2008 as compared to the same period in 2007.

Investing Activities.  During the nine months ended September 30, 2008, net cash used in investing activities was $643.4 million as compared to $527.3 million for the same period in 2007. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2008.

Financing Activities.  During the nine months ended September 30, 2008, net cash used in financing activities was $44.4 million as compared to cash provided by financing activities of $164.5 million for the same period in 2007. The decrease in cash provided by net financing activities is primarily attributable to $285. million of share repurchases during the nine months ended September 30, 2008 as compared to $84.5 million in the same period in 2007, partially offset by decreased net borrowings of $158.0 million during the nine months ended September 30, 2008 as compared to $230.0 million during the same period in 2007. Additionally, the Company recognized $65.9 million in excess tax benefit from stock based compensation during the nine months ended September 30, 2008 as compared to $13.6 million for the same period in 2007.

Recent Disruption in the Credit Markets.  We are experiencing unprecedented disruption in the U.S. and international credit markets. These disruptions have resulted in greater volatility, less liquidity, widening of credit spreads and more limited availability of financing. While we believe our cash on hand and availability under our credit facility will be sufficient to finance our capital expenditures and operations over then next twelve months, continued, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2008.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. We are also subject to risks associated with the current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of government solutions. See the Company’s annual report on Form 10-K for the year ended December 31, 2007 for additional risks related to the Company’s business.

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Realized natural gas prices are derived from the financial statements which include the effects of realized hedging gains and losses and natural gas balancing.

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

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Condensed Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations.

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Ultra Petroleum Corp. (the “Company”) and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with SFAS No. 133. In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the hedge contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133. While such derivatives no longer qualify for hedge accounting treatment, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

At September 30, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price (all prices NWPL Rockies basis).

		Volume-	Average
Type	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	October 2008	190,000	$7.19
Swap	Jan 2009 — Dec 2009	30,000	$7.35

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 (refer to Note 1(o) for details of unrealized gains or losses included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Realized gains (loss) on derivatives designated as cash flow hedges(1)	$4,918	$—	$(5,176)	$—
Realized gains (loss) on derivatives(2)	$17,202	$—	$3,083	$—
Unrealized gain (loss) on commodity derivatives(3)	$40,915	$—	$15,765	$—

(1)	Included in natural gas sales in the income statement. (Related tax expense (benefit) of $1,726 and ($1,817), respectively).

(2)	Included in realized gain (loss) on commodity derivatives in the income statement. (Related tax expense (benefit) of $6,038 and $1,082, respectively).

(3)	Included in unrealized gain (loss) on commodity derivatives in the income statement. (Related tax expense (benefit) of $14,361 and $5,534, respectively).

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to mitigate its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at September 30, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Calendar 2008	100,000	$6.83
Summer 2008 (October)	20,000	$6.88
Calendar 2009	10,000	$7.51
Summer 2009 (April — October)	90,000	$7.06

ITEM 4 —	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

If the United States experiences a sustained economic downturn or recession, natural gas prices may fall, which may adversely affect our results of operations.

We are experiencing unprecedented disruption in the U.S. and international credit markets. Many economists are predicting that the United States will experience an economic downturn or a recession. The reduced economic activity associated with an economic downturn or recession may reduce the demand for, and so the prices we receive for, our natural gas production. A sustained reduction in the prices we receive for our natural gas production will have a material adverse effect on our results of operations. For example, for the quarter ending September 30, 2008, a 10% reduction in the price we received for natural gas would have reduced our revenues by approximately $25 million.

There have been no other material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate of $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and borrowings under the Company’s senior credit facility. Pursuant to this authorization, the Company has commenced a program to purchase up to $750.0 million of the Company’s outstanding shares through open market transactions or privately negotiated transactions. (See Note 5 for further details).

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares That May
	Total Number	Average	Announced	Yet be Purchased
	of Shares	Price Paid	Plans or	Under the
Period	Purchased	per Share	Programs	Plans or Programs

Jan 1 — Jan 31, 2008	96,321	$71.57	96,321	$699 million
Feb 1 — Feb 28, 2008	71,281	$79.04	71,281	$693 million
Mar 1 — Mar 31, 2008	228,830	$75.61	228,830	$676 million
Apr 1 — Apr 30, 2008	223,559	$79.51	223,559	$658 million
May 1 — May 31, 2008	45,668	$90.07	45,668	$654 million
Jun 1 — Jun 30, 2008	182,153	$92.88	182,153	$637 million
Jul 1 — Jul 31, 2008	878,147	$77.23	878,147	$569 million
Aug 1 — Aug 31, 2008	1,178,250	$67.26	1,178,250	$490 million
Sep 1 — Sep 30, 2008	1,210,085	$57.35	1,210,085	$420 million

TOTAL	4,114,294	$69.29	4,114,294	$420 million

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and Chief Executive Officer

Date: November 5, 2008

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: November 5, 2008

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