Form 10-K
period 2008-12-31
ULTRA PETROLEUM CORP
filed 2009-02-23
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-33614
Ultra Petroleum Corp.
(Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada (Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

363 North Sam Houston Parkway East, Suite 1200 Houston, Texas (Address of Principal Executive Offices)	77060 (Zip Code)

281-876-0120
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,086,678,210 as of June 30, 2008 (based on the last reported sales price of $98.20 of such stock on the New York Stock Exchange on such date).

As of February 13, 2009, there were 151,232,545 common shares of the registrant outstanding.

Documents incorporated by reference: The definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, is incorporated by reference in Part III of this Form 10-K.

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

Ultra’s current operations are focused on developing and expanding its position in a tight gas sand trend located in the Green River Basin in southwest Wyoming. As of December 31, 2008, Ultra owns interests in approximately 121,432 gross (59,953 net) acres in Wyoming covering approximately 190 square miles. The Company owns an interest in approximately 984 gross producing wells in this area and is operator of approximately 50% of the 984 gross wells. The Company also has an exploration effort underway in Pennsylvania.

Following the acquisition of Pendaries Petroleum Ltd. on January 16, 2001, the Company became active in oil and natural gas exploration and development covering the 04/36 Block and the 05/36 Block in Bohai Bay, China. During the third quarter of 2007, the Company made the decision to dispose of Sino-American Energy Corporation, which owned our Bohai Bay assets in China, in order to focus on our legacy asset in the Pinedale Field in southwest Wyoming. The reserve volumes sold represented all of Ultra’s international assets and, previously, were the only results included in our foreign operating segment. See Note 11 for further discussion on the completion of the sale.

The Company also owns interests in 287,745 gross (152,227 net) acres in Pennsylvania. The Company has drilled three deep test wells in the Marshlands prospect area to date. During the year ended December 31, 2008, the Company participated in the drilling of 18 gross (9.63 net) wells on the Pennsylvania properties. At year end 2008, there was 1.0 gross (0.5 net) exploratory well that commenced during the year that was actively drilling and 17 gross (9.13 net) wells that were suspended. After flowback testing, these wells have been shut-in awaiting further development and pipeline connection.

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

Business Strategy

Green River Basin, Wyoming

During 2009, the Company plans to continue its ongoing program to identify, develop and explore the acreage position now held in the tight gas sand trend in the Green River Basin in southwest Wyoming. The Company expects that wells drilled during 2009 will target the sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of both the Lance (found at subsurface depths of approximately 8,000 to 12,000 feet) and Mesaverde (found at subsurface depths of approximately 12,000 to 14,000 feet) in the Pinedale and Jonah fields area of Sublette County, Wyoming. The Company plans to drill delineation, step-out and exploration wells on its Green River Basin acreage positions in an ongoing attempt to further define and expand the current known producing limits of these two field areas. Work is continuing in an effort to assess the need for further increased density drilling to more efficiently recover the vast resources present in the area. Currently, most of the Pinedale field is approved by the WOGCC for 16 wells per 160-acre government quarter section (10-acre equivalent). Pilot areas approved for testing of well density of 32 wells per government quarter section (5-acre equivalent) continue to be evaluated with additional, newly approved pilot areas added to the assessment and results expected during 2009. Current spacing in the Jonah field is eight wells per 80-acre drilling and spacing unit (10-acre spacing) with several pilots testing spacing at 16 wells per 80-acre drilling and spacing unit (5-acre spacing). All of the Company’s drilling activity is conducted utilizing its extensive integrated geological and geophysical data set. This data set is being utilized to map the potentially productive intervals, to identify areas for future extension of the Lance fairway and to identify deeper objectives which may warrant drilling.

Pennsylvania

During 2009, the Company plans to complete acquisition of a 3D seismic survey in the Marshlands area, continue evaluation of its acreage holding in the area, acquire additional acreage, and participate in the drilling of additional exploratory wells.

Marketing and Pricing

Ultra derives its revenues principally from the sale of its natural gas and associated condensate production from wells operated by the Company and others in the Green River Basin in southwest Wyoming. The Company’s revenues are determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain region of the United States, specifically, southwest Wyoming. With the first segment of the Rockies Express Pipeline, LLC (“REX”) operational during 2008 (as discussed below), a substantial portion of the Company’s revenues are determined by market prices in the midwestern and eastern regions of the United States. Energy commodity prices in general, and the Company’s regional prices in particular, have been highly volatile in the past, and such high levels of volatility are expected to continue in the future. The Company experienced significant levels of volatility in the pricing for its natural gas and condensate production during 2008. The Company cannot predict the market prices for the sale of its natural gas, condensate, or oil production.

The Company, from time to time, in the regular course of its business, has hedged a portion of its natural gas production primarily through the use of fixed price, forward sales of physical gas, or through the use of financial swaps with financial counterparties the Company believes to be creditworthy. The Company may elect to hedge additional portions of its forecasted natural gas production in the future, in much the same manner as it has done previously. For a more detailed description of the Company’s hedging activities, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. As a result of its hedging activities, the Company may realize prices that are less than or greater than the spot prices that it would have received otherwise.

Natural Gas Marketing

Ultra currently sells all of its natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term). Historically, the Company’s customers were predominately located in the western United States — primarily California and the Pacific Northwest, as well as the Front Range area of Colorado and in Utah. With the first segment of REX operational, the Company’s customer base expanded to include customers in the midwestern and eastern regions of the United States.

The sale of the Company’s natural gas is “as produced”. As such, the Company does not maintain any significant inventories or imbalances of natural gas. The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to its sale of natural gas. The Company does not have any outstanding, uncollectible accounts for its natural gas sales at December 31, 2008.

The Company has entered into various gathering and processing agreements with several midstream service providers that gather, compress and process natural gas owned or controlled by the Company from its producing wells in the Pinedale Anticline and Jonah fields in southwest Wyoming. Under these agreements, the midstream service providers have routinely expanded their facility’s capacities in southwest Wyoming to accommodate growing volumes from wells in which the Company owns an interest. The Company has, in recent years, been able to lower some of the gathering and processing fees for such midstream services with its midstream service providers, in exchange for committing to these longer term arrangements. As a result of such negotiations, two new, large cryogenic gas processing plants have been constructed in southwest Wyoming. These facilities remove natural gas liquids from the Company’s gas (and gas of others) making it sufficient quality to be accepted into the natural gas transmission pipelines serving the area. One of these facilities was placed into service in the first quarter of 2007, and another larger facility was completed and became fully operational during 2008. The new facilities have added incremental cryogenic processing capacity of approximately 1.1 Bcf per day to the southwest Wyoming area. The Company has contractually secured capacity at both of these facilities for the processing of its natural gas. The Company believes that the capacity of the midstream infrastructure related to its production will continue to be adequate to allow it to sell essentially all of its available natural gas production.

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

The Rocky Mountain region is typically a net exporter of natural gas because local natural gas production typically exceeds local demand for natural gas during non-winter months. As a result, natural gas production in southwest Wyoming has historically sold at a discount relative to other U.S. natural gas production sources or market areas. These regional pricing differentials or discounts are typically referred to as “basis” or “basis differentials” and are reflective, to some extent, of the costs associated with transporting the Company’s gas to markets in other regions or states. The Company has seen significant basis differentials for its Wyoming production versus the Henry Hub (“Henry Hub”) NYMEX natural gas futures delivery or pricing reference point in south Louisiana in the past. This trend continued in 2008.

In years past, increases in pipeline capacity to transport production from Rocky Mountain production areas to markets in the West have served to improve (i.e. lower) basis differentials for Wyoming natural gas production. (Examples include: Kern River Pipeline — in service May 2003; the Cheyenne Plains Pipeline — in service February 2005; and Rockies Express Pipeline expansion to Cheyenne, Wyoming placed into service on February 14, 2007). These expansions of pipeline export capacity have historically reduced but not entirely eliminated the basis differential for natural gas prices in southwest Wyoming when compared to prices at the Henry Hub pricing reference point.

This trend of smaller basis differentials and improved wellhead prices in Wyoming following significant pipeline expansions has continued with the initiation of service on the REX West pipeline in early 2008. The prices for the Company’s Wyoming natural gas production were substantially improved on both a relative (locational basis adjusted) and real (net price) basis during the first half of 2008. However, unprecedented growth in natural gas production from the Rockies and other fields and basins in North Texas, Louisiana, Oklahoma, and Arkansas during 2008, coupled with a high utilization of existing natural gas pipeline export capacity, resulted in natural gas prices in the Rocky Mountain region at significantly lower levels during the second half of 2008 as compared to the first half of 2008. A contraction in industrial demand for natural gas during this time also contributed to a drop in prices.

Unplanned hydrostatic testing on a 26 mile segment of the REX Pipeline in Kansas during September 2008 reduced the export capacity of the natural gas pipeline grid in Wyoming by 200 MMCFD. The impact to the supply/demand balance of natural gas in Wyoming as a result of the reduction in pipeline export capacity (and as a result, spot natural gas prices) was both immediate and severe. In response to this change in the supply/demand balance, the Company made voluntary reductions of 100 MMCFD to its gas sales and physically shut-in some volumes during September and part of October 2008.

The Company has previously and continues to take action to assure that the pipeline infrastructure to move its natural gas supplies away from southwest Wyoming is expanded to provide sufficient capacity to transport its natural gas production and to provide for reasonable prices for its natural gas in the future. Previously, the Company agreed to become an anchor shipper on REX, sponsored by subsidiaries of Kinder Morgan, Conoco Phillips, and Sempra Energy. The Rockies Express Pipeline begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. This pipeline is ultimately projected to cover more than 1,800 miles and is designed as a large-diameter (42”), high-pressure natural gas pipeline. The Rockies Express Pipeline is an interstate pipeline and is subject to the jurisdiction of the United States Federal Energy Regulatory Commission (“FERC”). Commencing upon completion of the pipeline facilities, the Company’s commitment involves a capacity of 200 MMBtu per day of natural gas for a term of 10 years, and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper.

The pipeline is being built in two phases: REX — West (Wyoming to Missouri — in service) and REX — East (Missouri to Ohio — under construction). The REX partners have recently updated guidance on the timing for completion of various portions of REX — East. As of January 2009, REX has announced that it expects approximately 275 miles of 42” pipeline and five new pipeline interconnections in eastern Illinois and western Indiana to be placed into service on or about April 1, 2009. As part of that same announcement, Kinder Morgan has also indicated that approximately an additional 169 miles of pipeline and an additional nine pipeline interconnections in Indiana and western Ohio will be placed into service on or around June 15, 2009. Kinder Morgan further advised that the balance of the REX — East pipeline will be available to be placed into service by November 1, 2009, with an expanded capacity of 1.8 Bcf per day. The increase in capacity from 1.5 Bcf per day to 1.8 Bcf per day that coincides with this completion is due to the installation of additional compressor units at two compressor stations on REX — West, one of which is located in Wyoming and the other in Nebraska.

As the REX — East project is completed as contemplated above, the Company expects that the price that it receives for its gas which is sold off of the REX — East project will be sold at prices that will reflect an improvement relative to the prices that it currently receives for its gas sales at REX — West, Rockies and Wyoming sales points.

Oil Marketing

The Company markets its Wyoming condensate (which is an oil-like product that is produced coincident to its natural gas production from gas wells located in the Pinedale Anticline and Jonah Fields in Sublette County, Wyoming), to various purchasers. The pricing of the Company’s condensate production varied significantly during 2008 and is based on NYMEX crude futures daily settlement prices, less a negotiated location and transportation discount or differential. All of the Company’s condensate sales are denominated in U.S. dollars per barrel and are paid for on a monthly basis. The Company’s condensate production is gathered from its Wyoming well locations by tanker trucks and is then shipped to other locations for injection into crude oil pipelines or other facilities. The Company routinely maintains only operating inventories of condensate production and sells its product on an “as produced” basis.

Environmental Matters

The U.S. Bureau of Land Management (“BLM”) initiates preparation of an Environmental Impact Statement (“EIS”) relating to potential natural gas development on federal lands in the Pinedale Anticline area in the Green River Basin of Wyoming. An EIS is required under the National Environmental Policy Act (“NEPA”) for major federal actions significantly affecting the quality of the human environment and entails consideration of environmental consequences of a proposed action and its alternatives. Although the Company co-owns leases on state and privately owned lands in the vicinity of the Pinedale Anticline that do not fall under the federal jurisdiction of the BLM and are not subject to the EIS requirement, the area north of the Jonah field, including the Pinedale Anticline, which the EIS addresses, is where most of the Company’s exploration and development is taking place. The BLM issues a Record of Decision (“ROD”) with respect to a final EIS, which allows for surface disturbances for drilling and production activities within the area covered by the EIS, but does not authorize the drilling of particular wells. Ultra, therefore, must submit applications to the BLM’s Pinedale field manager for permits and other required authorizations, such as rights-of-way for each specific well or particular pipeline location. In making its determination on whether to approve specific drilling or development activities, the BLM applies the requirements of the ROD.

The ROD imposes limits on drilling and completion activity and proposes mitigation guidelines, standard practices for industry activities and best management practices for sensitive areas. The Company cannot predict if or how these adjustments may affect permitting, development and compliance under the ROD. The BLM’s field manager may also impose additional limitations and mitigation measures as are deemed reasonably necessary to mitigate the impact of drilling and production operations in the area.

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

During the period from 2003 through year end 2008, Ultra and other operators in the Pinedale field received approval from the WOGCC to drill increased density and pilot project wells in several areas in the Lance Pool across the Pinedale field. At the end of 2007, there were over a dozen different infill density and pilot project orders granted by the WOGCC and currently in place on the Pinedale field. While a very minor portion of the Pinedale field still provides for one well per 40 acres, a succession of WOGGC approvals through yearend 2007 now provide for and range from two wells per 40 acres (20-acre density) up to a 32 well per 160-acre pilot project (5-acre density). The northern portion of the Pinedale field is operated by Questar Exploration and Production Company (“Questar”) in which the Company is a working interest partner and owns a working interest in the majority of Questar’s acreage. Questar’s most recent infill density application, approved in July 2007, provided for the drilling of 16 wells per quarter section (10-acre density). With respect to the central portion of the Pinedale field, approval was granted for development on a two wells per 40-acre density in November 2005. Ultra operates the majority of the acreage covered by this approval. Within this two wells per 40-acre density area and in an additional area in the southern portion of the Pinedale field, in July 2007, Ultra and other operators received approval from the WOGCC to provide for the drilling of 16 wells per quarter section (10-acre density). Finally, in December 2007, approximately 2% (640 gross acres) of the productive area of the Pinedale field in which Company owns a working interest has now been approved by the WOGCC for drilling at the equivalent of 5-acre density; an additional 73% (26,888 gross acres) has been approved for drilling at equivalent 10-acre density; an additional 18% (6,687 gross acres) has been approved for drilling at equivalent 20-acre density, with 7% (2,400 gross acres) still under the state wide 40-acre well density rules. Further drilling and testing within the areas approved for increased density continues, the results of which are being evaluated to determine the overall development strategy for the Pinedale field and the ultimate need for future increases in development density.

Ultra, Shell and Questar (“Proponents”) submitted a development proposal for the Pinedale field which includes broad application of operations principles being evaluated in the demonstration project area. The Proponents entered into a memorandum of understanding with the BLM to commence the preparation of a Supplemental Environmental Impact Statement (“SEIS”) for year-round access in the Pinedale field. The SEIS process included assessment of alternative considerations and mitigation requirements that were considered as alternatives, or in addition, to those included in the proposal. The proposal included commitments to reduce surface disturbance by utilizing fewer overall pads and drilling more directional wells than called for in the 2000 Pinedale Anticline Project Area (“PAPA”) ROD.

The final ROD was granted on September 9, 2008. The 2008 SEIS ROD allows, among other things, for full field development from no more than 600 well pads field-wide, as well as year-round development and delineation activity within big game (pronghorn and mule deer) and greater sage-grouse seasonal use areas. Further, the Proponents agreed to implement numerous individual mitigation components. These commitments include i) the use of a full-field liquids gathering system, ii) the use of advanced rig engine emission reduction technology by at least 80% of the Company’s 2005 rig emission levels, iii) a mitigation and monitoring fund to address mitigation efforts to minimize impacts from energy development, and iv) additional funding for ground water monitoring on the PAPA. Additionally, ten-year planning and annual meetings with BLM and appropriate state agencies will allow for proper community planning.

Also as part of the 2008 SEIS ROD, Ultra has offered to suspend additional activity for at least five years from the signing of the SEIS ROD on certain leases. After the five-year period, leases under federal suspension and/or term no surface occupancy will be considered for conversion to “available for development” when a comparable acreage in the core area of the PAPA has been returned to a functioning habitat.

In 2007 and 2008 Ultra entered five groundwater supply wells into the Wyoming Department of Environmental Quality Voluntary Remediation Program (“VRP”). These wells exceeded the Department of Environmental Quality’s (“DEQ”) minimum clean-up levels (“MCL”). Four of the five wells are now non-detect or below the MCL. The remaining well has a very low levels of contaminates and a remediation plan has been submitted to the DEQ for this well. Ultra encountered another water well that exceeded the MCL. This well was remediated and the contaminate levels were non-detect before it was entered into the VRP.

Regulation

Oil and Gas Regulation

The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company’s control. These factors may include, among other things, state and federal regulation of oil and natural gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be shut-in because of a lack of an available natural gas pipeline in the areas in which the Company may conduct operations. State and federal regulations are generally intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Company are also subject to the jurisdiction of various federal, state and local agencies.

The Company’s sales of natural gas are affected by the availability, terms and costs of transportation both in the gathering systems that transport the natural gas from the wellhead to the interstate pipelines and in the interstate pipelines themselves. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the FERC under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, non-discriminatory basis. On February 25, 2000, the FERC issued a statement of policy and a final rule concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for services. The final rule revises the FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets. The FERC has also issued several other generally pro-competitive policy statements and initiatives affecting rates and other aspects of pipeline transportation of natural gas. On May 31, 2005, the FERC generally reaffirmed its policy allowing interstate pipelines to selectively discount their rates in order to meet competition from other interstate pipelines. On June 15, 2006, the FERC issued an order in which it declined to establish uniform standards for natural gas quality and interchangeability, opting instead for a pipeline-by-pipeline approach. On June 19, 2006, in order to facilitate development of new storage capacity, the FERC established criteria to allow providers to charge market-based (i.e. negotiated) rates for storage services. On June 19, 2008, the FERC removed the rate ceiling on short-term releases by shippers of interstate pipeline transportation capacity.

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

National Environmental Policy Act.  As noted, the federal National Environmental Policy Act provides that, for major federal actions significantly affecting the quality of the human environment, the federal agency taking such action must prepare an EIS. In the EIS, the agency is required to evaluate alternatives to the proposed action and the environmental impacts of the proposed action and of such alternatives. Actions of the Company, such as drilling on federal lands, to the extent the drilling requires federal approval, may trigger the requirements of the National Environmental Policy Act, including the requirement that an EIS be prepared. The requirements of the National Environmental Policy Act may result in increased costs, significant delays and the imposition of restrictions or obligations, including but not limited to the restricting or prohibiting of drilling on a company’s activities.

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

Endangered Species Act.  The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The Company conducts operations on federal oil and natural gas leases that have species, such as raptors that are listed as threatened or endangered and also sage grouse or other sensitive species, that potentially could be listed as threatened or endangered under the ESA. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. If a company were to have a portion of its leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

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

Climate Change Legislation.  More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause the Company to incur material expenses in complying with them. The U.S. Congress last session considered climate change-related legislation to regulate GHG emissions that could affect our operations and our regulatory costs, as well as the value of oil and natural gas generally. Although that legislation did not pass, expectations are that Congress will continue to consider some type of climate change legislation and that the EPA may consider climate change-related regulatory initiatives. As a result, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. In addition to possible federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These potential federal and state initiatives may result in so-called cap-and-trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations. These regulatory initiatives also could adversely affect the marketability of the oil and natural gas we produce.

The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Employees

As of December 31, 2008, the Company had 86 full-time employees, including officers.

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

A significant customer as used herein is one that individually accounts for 10% or more of our total revenues. In 2008, we had two significant customers for our natural gas production. Sales to Nicor Enerchange were $115.7 million and sales to Tenaska were $117.9 million, which accounted for 10.7% and 10.9% of the Company’s total 2008 revenues, respectively. To the extent these or any other significant customer reduces the volume of its natural gas purchases from us, we could, theoretically, experience a temporary interruption in sales of, or a lower price for, our natural gas. The Company has numerous other customers that would likely compensate for the loss of one or more of our significant customers by increasing their purchases of our natural gas production.

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

The Company’s average price realization for natural gas, excluding gains and losses on commodity derivatives, was $4.81 per Mcf during the quarter ended December 31, 2008 as compared to $8.80 per Mcf for the quarter ended June 30, 2008. If prices received during the second quarter of 2008 were realized during the fourth quarter of 2008, natural gas revenues would have increased by approximately $150 million.

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

The unprecedented disruption in the U.S. and international credit markets has resulted in a rapid deterioration in the worldwide economy and tightening of the financial markets in the second half of 2008, and the outlook for the economy in 2009 is uncertain. The current global credit and economic environment has reduced worldwide demand for energy and resulted in significantly lower natural gas prices. A sustained reduction in the prices we receive for our natural gas production could have a material adverse effect on our results of operations. For example, for the quarter ending December 31, 2008, a 10% reduction in the price we received for natural gas would have reduced our revenues by approximately $20 million. In addition, current conditions in the credit and equity markets, if they persist, could also increase our financing costs and limit our financial flexibility. The continuation, or worsening, of domestic and global economic conditions could continue to adversely affect our business and results of operations.

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

Under these laws and regulations or under the common law, the Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. The Company could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages. Accordingly, we may be subject to liability or may be required to cease production from properties in the event of environmental damages.

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

We may not be able to obtain funding on acceptable terms or at all because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Although we have been able to successfully raise money in the current economic climate, we may not be successful in the future. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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

We expect to continue using our bank credit facility to borrow funds to supplement our available cash flow. The loan commitment and aggregate amount of money we can borrow under the credit facility and from other sources is revised from time to time based on certain restrictive covenants. A change in our ability to meet the restrictive covenants might limit our ability to borrow. If this occurred, we may have to sell assets or seek substitute financing. We can make no assurances that we would be successful in selling assets or arranging substitute financing. For a description of the bank credit facility and its principal terms and conditions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We have historically invested a significant portion of our capital budget in drilling exploratory wells in search of unproved oil and gas reserves. We cannot be certain that these exploratory wells will be productive or that we will recover all or any portion of our investments. To increase the chances for exploratory success, we often invest in seismic or other geophysical data to assist us in identifying potential drilling objectives. Additionally, the cost of drilling, completing and testing exploratory wells is often uncertain at the time of our initial investment. Depending on complications encountered while drilling, the final cost of the well may significantly exceed our original estimate. We use the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment and are then depleted using the unit of production method based on our proved reserves.

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

Some of the risks which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include:

•	the current global economic downturn;
•	general economic conditions, including the availability of credit and access to existing lines of credit;
•	the volatility of oil and natural gas prices;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in delivering oil and natural gas to commercial markets;
•	changes in customer demand and producers’ supply;
•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•	compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business, including those related to climate change and greenhouse gases;
•	actions of operators of our oil and natural gas properties; and
•	weather conditions.

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

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming and Pennsylvania. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production on a lease extends the lease terms until cessation of that production. The Company owns 39 leases totaling approximately 65,345 gross (36,618 net) acres currently held by production (“HBP”) in Wyoming. The HBP acreage includes all of the Company’s leases held within the productive area of the Pinedale and Jonah fields. The leases in Pennsylvania include both those from private individuals, typically with lease terms of five years until establishment of production and leases from the Commonwealth of Pennsylvania, which have lease term of five years until establishment of production. Production on the Pennsylvania leases extends the lease terms until cessation of that production. The Company owns approximately 839 gross (739 net) acres currently held by production or operations in Pennsylvania.

Green River Basin, Wyoming

As of December 31, 2008, the Company owned developed oil and natural gas leases totaling 18,916 gross (8,528 net) acres in the Green River Basin of Sublette County, Wyoming which represents 92% of the Company’s total developed net acreage. The Company owns undeveloped oil and natural gas leases totaling 102,516 gross (51,425 net) acres in the Green River Basin of Sublette County, Wyoming which represents 25% of the Company’s total undeveloped net acreage. The Company’s acreage in the Green River Basin primarily covers the Pinedale field with several other undeveloped acreage blocks north and west of the Pinedale field as well as acreage in the Jonah field. Holding costs of leases in Wyoming not held by production were approximately $0.1 million for the year ended December 31, 2008. The primary target on the Company’s Wyoming acreage is the tight gas sands of the upper Cretaceous Lance Pool formation.

Exploratory Wells.  During 2008, the Company participated in the drilling of a total of 108 gross (59.50 net) productive exploratory wells on the Green River Basin properties. At December 31, 2008, there were 50 gross (18.69 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year end.

Development Wells.  During 2008, the Company participated in the drilling of 120 gross (61.98 net) productive development wells on the Green River Basin properties. At year end 2008, there were 29 gross (17.99 net) additional development wells that commenced during 2008 and were either still drilling or had operations suspended at a depth short of total depth. For purposes of this report, development wells are wells identified as proven undeveloped locations by the Company’s independent petroleum engineering firm, Netherland, Sewell & Associates, Inc., at the previous year end reserve evaluation. When drilled, these locations will be counted as development wells.

Pennsylvania

As of December 31, 2008, the Company owned developed oil and gas leases totaling 839 gross (739 net) acres in the Pennsylvania portion of the Appalachian Basin which represents 8% of the Company’s total developed net acreage. The Company owns undeveloped oil and gas leases totaling 286,906 gross (151,488 net) acres in this area which represents 75% of the Company’s total undeveloped net acreage. Holding costs of leases in Pennsylvania not held by production were approximately $0.2 million for the year ended December 31, 2008.

Exploratory Wells.  During the year ended December 31, 2008, the Company participated in the drilling of a total of 18 gross (9.63 net) wells on the Pennsylvania properties. During 2008, the Company began acquisition of a 3D seismic survey covering the Marshlands prospect area. At year end 2008, acquisition was still underway. Processing of this data set is expected in early 2009 with potential inclusion of exploratory well locations in the 2009 drilling program.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of domestic proved reserves, for the years ended December 31, 2008, 2007, and 2006 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. The table summarizes the Company’s domestic proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2008, 2007 and 2006. In accordance with Ultra’s three-year planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be on production before January 1, 2012. As of December 31, 2008, proved undeveloped reserves represent 57.9% of the Company’s total proved reserves.

	December 31,
	2008	2007	2006
	(In thousands)

Proved Undeveloped Reserves
Natural gas (MMcf)	1,943,225	1,758,431	1,415,132
Oil (MBbl)	15,546	14,067	11,321
Proved Developed Reserves
Natural gas (MMcf)	1,412,562	1,084,224	842,969
Oil (MBbl)	11,462	8,764	6,522
Total Proved Reserves (MMcfe)	3,517,830	2,979,644	2,365,159
Estimated future net cash flows, before income tax	$10,040,263	$13,076,921	$6,590,206
Standardized measure of discounted future net cash flows, before income taxes(1)	$4,443,867	$5,841,194	$2,690,464
Future income tax	$1,426,181	$1,971,792	$905,384
Standardized measure of discounted future net cash flows, after income tax	$3,017,686	$3,869,402	$1,785,080
Calculated weighted average price at December 31,
Gas ($/Mcf)	$4.71	$6.13	$4.50
Oil ($/Bbl)	$30.10	$86.91	$59.95

(1)	Management believes that the presentation of the standardized measure of discounted future net cash flows, before income taxes, of estimated proved reserves, discounted at 10% per annum, may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable GAAP financial measure (Standardized measure of discounted future net cash flows, after income taxes). Management believes that the presentation of the standardized measure of future net cash flows before income taxes, provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The standardized measure of discounted future net cash flows, before income taxes, is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. Standardized measure of discounted future net cash flows, before income taxes, should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The following table sets forth the Company’s quantities of proved reserves in China, for the years ended December 31, 2008, 2007 and 2006 as estimated by independent petroleum engineers Ryder Scott Company. In accordance with the Company’s “new field” reserve booking policy, proved reserves were booked after production has commenced. The table summarizes the Company’s proved reserves in China, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
	(In thousands)

Proved Undeveloped Reserves
Natural gas (MMcf)	—	—	—
Oil (MBbl)	—	—	1,301
Proved Developed Reserves
Natural gas (MMcf)	—	—	—
Oil (MBbl)	—	—	2,686
Total Proved Reserves (MMcfe)	—	—	23,922
Estimated future net cash flows, before income tax	$—	$—	$111,994
Standardized measure of discounted future net cash flows, before income taxes(1)	$—	$—	$91,984
Future Income Tax	$—	$—	$5,511
Standardized measure of discounted future net cash flows, after income tax	$—	$—	$86,473
Calculated weighted average price at December 31, Oil ($/Bbl)	$—	$—	$46.57

(1)	Management believes that the presentation of the standardized measure of discounted future net cash flows, before income taxes, of estimated proved reserves, discounted at 10% per annum, may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable GAAP financial measure (Standardized measure of discounted future net cash flows, after income taxes). Management believes that the presentation of the standardized measure of future net cash flows, before income taxes, provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The standardized measure of discounted future net cash flows, before income taxes, is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. Standardized measure of discounted future net cash flows, before income taxes, should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The following table sets forth the Company’s quantities of total proved reserves both domestically and in China, for the years-ended December 31, 2008, 2007 and 2006 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. and Ryder Scott Company. The table summarizes the Company’s total proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2008, 2007 and 2006. In accordance with Ultra’s three-year planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be on production before January 1, 2012. At December 31, 2008, proved undeveloped reserves represent 57.9% of the Company’s total proved reserves.

	December 31,
	2008	2007	2006
	(In thousands)

Proved Undeveloped Reserves
Natural gas (MMcf)	1,943,225	1,758,431	1,415,132
Oil (MBbl)	15,546	14,067	12,622
Proved Developed Reserves
Natural gas (MMcf)	1,412,562	1,084,224	842,969
Oil (MBbl)	11,462	8,764	9,208
Total Proved Reserves (MMcfe)	3,517,830	2,979,644	2,389,081
Estimated future net cash flows, before income tax	$10,040,263	$13,076,921	$6,702,200
Standardized measure of discounted future net cash flows, before income taxes(1)	$4,443,867	$5,841,194	$2,782,448
Future income tax	$1,426,181	$1,971,792	$910,895
Standardized measure of discounted future net cash flows, after income tax	$3,017,686	$3,869,402	$1,871,553

(1)	Management believes that the presentation of the standardized measure of discounted future net cash flows, before income taxes, of estimated proved reserves, discounted at 10% per annum, may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable GAAP financial measure (Standardized measure of discounted future net cash flows, after income taxes). Management believes that the presentation of the standardized measure of future net cash flows, before income taxes, provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The standardized measure of discounted future net cash flows, before income taxes, is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. Standardized measure of discounted future net cash flows, before income taxes, should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

Since January 1, 2008, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per unit data)

Production
Natural gas (Mcf)	138,564	109,178	78,395
Oil (Bbl) — US	1,122	870	594
Oil (Bbl) — China (See Note 11 on Discontinued Operations)	—	1,153	1,603

Total (Mcfe)	145,293	121,316	91,580
Revenues
Natural gas sales	$986,374	$509,140	$470,324
Oil sales — US	98,026	57,498	38,335
Oil sales — China (See Note 11 on Discontinued Operations)	—	64,822	84,008

Total revenues	$1,084,400	$631,460	$592,667
Lease Operating Expenses
Production costs — US(a)	$36,997	$23,968	$15,068
Production costs — China(a) (See Note 11 on Discontinued Operations)	—	11,419	8,922
Severance/production taxes — US	119,502	63,480	57,899
Severance/production taxes — China (See Note 11 on Discontinued Operations)	—	8,113	8,398
Gathering	37,744	27,923	19,721

Total lease operating expenses	$194,243	$134,903	$110,008
Realized Prices
Natural gas ($/Mcf, including cash flow hedges under SFAS 133)	$7.12	$4.66	$6.00
Natural gas ($/Mcf, excluding financial commodity derivatives)(b)	$7.11	$4.65	$6.00
Oil ($/Bbl) — US	$87.40	$66.08	$64.52
Oil ($/Bbl) — China (See Note 11 on Discontinued Operations)	$—	$56.21	$52.40
Operating Costs per Mcfe — Total Consolidated
Production costs	$0.25	$0.29	$0.26
Severance/production taxes	$0.82	$0.59	$0.72
Gathering	$0.26	$0.23	$0.22
Transportation charges	$0.32	$—	$—
DD&A	$1.27	$1.24	$1.02
Interest	$0.15	$0.15	$0.04

Total operating costs per Mcfe	$3.07	$2.50	$2.26

(a)	Production costs include lifting costs and remedial workover expenses.

(b)	In addition to our financial hedges and to a larger extent, we sell a portion of our production pursuant to fixed price forward natural gas sales contracts. During 2008, 2007 and 2006, we sold 32.7 MMMBtu (23%), 6.8 MMMBtu (6%) and 20.4 MMMBtu (22%) pursuant to these contracts, respectively. The average price we received for production sold pursuant to term fixed price contracts was $6.84, $6.20 and $5.86 per MMBtu in 2008, 2007 and 2006, respectively. The average spot price (as measured by the Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains) was $6.25, $3.95 and $5.66 per MMBtu in 2008, 2007 and 2006, respectively. If we had sold the production we sold under the fixed price contracts at spot market prices during these periods, we may have received more or less than these prices, because the amount of production we sell could have influenced the spot market prices in the areas in which we produce and because we are able to select among several market indices when selling our production.

Productive Wells

As of December 31, 2008, the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells

Natural Gas and Condensate	1,007.0	467.6

*	Productive wells are producing wells, shut-in wells the Company deems capable of production, wells that are drilled/cased and waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the Company owns in gross wells.

Oil and Gas Acreage

As of December 31, 2008, the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below. The Company’s material undeveloped properties are not subject to a material acreage expiry. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities. The acreage and other additional information concerning the Company’s oil and natural gas operations are presented in the following tables.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net

Wyoming	18,916	8,528	102,516	51,425
Pennsylvania	839	739	286,906	151,488
Other	80	14	—	—

All States	19,835	9,281	389,422	202,913

Drilling Activities

For each of the three fiscal years ended December 31, 2008, 2007 and 2006, the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Development Wells
Productive	120.00	61.98	72.00	32.35	80.00	38.44
Dry	0.00	0.00	0.00	0.00	0.00	0.00

Total	120.00	61.98	72.00	32.35	80.00	38.44

At year end, there were 29 gross (17.99 net) additional development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	108.00	59.50	79.0	43.76	44.0	19.79
Dry	0.00	0.00	0.00	0.00	0.00	0.00

Total	108.00	59.50	79.0	43.76	44.0	19.79

At year end there were 50 gross (18.69 net) additional exploratory wells that were either drilling or had operations suspended.

Pennsylvania

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	0.00	0.00	2.00	1.12	0.00	0.00
Dry	0.00	0.00	0.00	0.00	0.00	0.00

Total	0.00	0.00	2.00	1.12	0.00	0.00

At year end there were 18 gross (9.63 net) exploratory wells that were either drilling or had operations suspended.

China — Bohai Bay

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Development Wells
Productive	0.00	0.00	15.00	1.34	26.00	2.16
Dry	0.00	0.00	0.00	0.00	0.00	0.00

Total	0.00	0.00	15.00	1.34	26.00	2.16
Exploratory Wells
Productive and Successful Appraisal*	0.00	0.00	0.00	0.00	0.00	0.00
Dry	0.00	0.00	2.00	0.18	1.00	0.23

Total	0.00	0.00	2.00	0.18	1.00	0.23

*	A successful appraisal well is a well that is drilled into a formation shown to be productive of oil or natural gas by an earlier well for the purpose of obtaining more information about the reservoir.

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

2008	High	Low

First Quarter	$81.33	$60.00
Second Quarter	$102.81	$75.35
Third Quarter	$102.81	$49.41
Fourth Quarter	$56.71	$28.85

2007	High	Low

First Quarter	$53.65	$44.20
Second Quarter	$64.94	$52.09
Third Quarter	$62.49	$52.16
Fourth Quarter	$72.32	$61.50

On February 13, 2009, the last reported sales price of the common stock on the NYSE was $40.17 per share. As of February 13, 2009 there were approximately 413 holders of record of the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ultra Petroleum Corp.

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright © 2009 Dow Jones & Co. All rights reserved.

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

Total Number
			of Shares	Maximum Number
			Purchased	(or Approximate
			as Part of	Dollar Value) of
			Publicly	Shares That
	Total Number		Announced	May Yet be
	of Shares	Average	Plans or	Purchased
	Purchased	Price Paid	Programs	Under the
Period	(000’s)	per Share	(000’s)	Plans or Programs

Oct 1 — Oct 31, 2008	—	$—	—	$420 million
Nov 1 — Nov 30, 2008	—	$—	—	$420 million
Dec 1 — Dec 31, 2008	402	$32.83	402	$407 million

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 is derived from the Consolidated Financial Statements of the Company. The earnings per share information (basic income per common share and diluted income per common share) have been updated to reflect the 2 for 1 stock split on May 10, 2005.

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share data)

Statement of Operations Data
Revenues:
Natural gas sales	$986,374	$509,140	$470,324	$422,091	$224,208
Gain on commodity derivatives	33,216	—	—	—	—
Oil sales	98,026	57,498	38,335	26,640	14,659
Interest and other	418	1,087	1,941	612	91

Total revenues	$1,118,034	$567,725	$510,600	$449,343	$238,958

Expenses:
Production expenses and taxes	194,243	115,371	92,688	78,862	47,574
Transportation charges	46,310	—	—	—	—
Depreciation, depletion and amortization	184,795	135,470	79,675	48,455	27,346
General and administrative	11,230	7,543	12,259	11,405	6,123
Stock compensation	5,816	5,718	2,626	2,859	924
Interest	21,276	17,760	3,909	3,286	3,783

Total expenses	463,670	281,862	191,157	144,867	85,750
Income before income taxes	654,364	285,863	319,443	304,476	153,208
Income tax provision	240,504	105,621	122,741	107,864	53,406

Net income from continuing operations	413,860	180,242	196,702	196,612	$99,802

Income from discontinued operations (including pre-tax gain on sale of $98,066 in 2007)	415	82,794	34,493	31,688	9,348

Net income	$414,275	$263,036	$231,195	$228,300	$109,150

Basic Earnings per Share:
Income per common share from continuing operations	$2.72	$1.19	$1.28	$1.28	$0.67
Income per common share from discontinued operations	$0.00	$0.54	$0.22	$0.21	$0.06

Net income per common share	$2.72	$1.73	$1.50	$1.49	$0.73

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$2.65	$1.14	$1.22	$1.21	$0.62
Income per common share from discontinued operations	$0.00	$0.52	$0.21	$0.20	$0.06

Net income per common share	$2.65	$1.66	$1.43	$1.41	$0.68

Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$840,803	$427,949	$437,333	$414,140	$175,343
Investing activities	(915,319)	(507,070)	(453,882)	(306,549)	(165,014)
Financing activities	78,041	75,179	(12,845)	(80,344)	4,770
Balance Sheet Data Cash and cash equivalents	$14,157	$10,632	$14,574	$43,968	$16,721
Working capital (deficit)	(149,355)	(67,505)	55,036	44,600	(18,298)
Oil and gas properties	2,350,526	1,574,529	1,006,998	599,901	381,409
Total assets	2,558,162	1,751,582	1,258,299	742,566	435,076
Total long-term debt	570,000	290,000	165,000	—	102,000
Other long-term obligations	46,206	26,672	25,262	19,821	9,312
Deferred income taxes, net	503,597	341,406	252,808	148,743	78,129
Total shareholders’ equity	1,090,786	857,546	631,258	572,910	267,992

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated, all amounts are expressed in U.S. dollars. We have one operating segment, natural gas and oil exploration and development with one geographical segment, the United States.

The Company currently generates the majority of its revenue, earnings and cash flow from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of natural gas in southwest Wyoming historically has been volatile. The average annual realizations for the period 2003-2008 have ranged from $2.33 to $8.81 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into forward sales and derivative contracts for natural gas. The average realization for the Company’s natural gas during 2008 was $7.26 per Mcf, including realized gains on commodity derivatives. For the quarter ended December 31, 2008, the average realization for the Company’s natural gas was $5.39 per Mcf, including realized gains on commodity derivatives. The Company’s average price realization for natural gas, excluding realized gains on commodity derivatives, was $7.11 per Mcf and $4.81 per Mcf for the year and quarter ended December 31, 2008, respectively.

The Company has grown its natural gas and oil production significantly over the past five years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 21% production growth on an Mcfe basis during the quarter ended December 31, 2008 as compared to the same quarter in 2007 and 20% production growth (27% from continuing operations) for the year-ended December 31, 2008 compared to the same period in 2007. Management expects to deliver additional production growth during 2009 by drilling and bringing into production additional wells in Wyoming.

	2008	2007	2006	2005	2004

Production — Bcfe	145.3	121.3	91.6	73.8	49.5

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

In 2008, we saw significant changes in the business environment in which we operate, including severe economic uncertainty, increasing market volatility and continued tightening of credit markets. The market conditions in 2008 contributed to record high commodity prices during most of the year and nearly unprecedented drops in these commodity prices in the second half of the year.

Against this backdrop, we believe that our results of operations show just how successful we have been in improving our business. The highlights in 2008 include record operational and financial results. In 2008, the Company established new production records along with new records in earnings and cash flow while maintaining a low cost structure which contributes to the consistency of the Company’s growth and returns.

Outlook

In 2008, we experienced challenges associated with changing market conditions, which caused significant volatility in commodity prices and the tightening of the economy. However, we believe we are well positioned to weather the current economic downturn because of our status as a low cost operator in the industry and our financial flexibility.

Although we expect that our net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate strong cash flow from operations, which, along with our available cash, will provide sufficient liquidity to allow us to return value to our shareholders. While it is possible that we may not have access to the credit markets on acceptable terms, we expect to rely on our available cash, our existing credit facility and the cash we generate from our operations to meet our obligations and fund our capital expenditures and operations over the next twelve months. A continued, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

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

The Company did not have any write-downs related to the full cost ceiling limitation in 2008, 2007, or 2006. As of December 31, 2008, the ceiling limitation exceeded the carrying value of the Company’s oil and natural gas properties. Estimates of standardized measure at December 31, 2008 were based on realized natural gas prices which averaged $4.71 per Mcf and on realized liquids prices which averaged $30.10 per barrel in the U.S. A reduction in oil and natural gas prices and/or estimated quantities of oil and natural gas reserves would reduce the ceiling limitation and could result in a ceiling test write-down.

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

To assess the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2008, the Company had net deferred tax assets totaling $27.4 million which management considers is more likely than not to be realized.

Forward natural gas sales transactions:  The Company primarily relies on fixed price physical delivery contracts, which are considered sales in the normal course of business, to manage its commodity price exposure. The Company, from time to time, also uses derivative instruments as a way to manage its exposure to commodity prices. (See Note 7).

Fair Value Measurements.  The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. See Note 13 for additional information.

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

The fair values summarized below were determined in accordance with the requirements of SFAS No. 157. In addition, we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by SFAS No. 157. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at December 31, 2008 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets — current:
Derivatives	$—	$39,939	$—	$39,939
Liabilities — current:
Derivatives	$—	$1,712	$—	$1,712

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006 was $5.8 million, $5.7 million and $2.6 million, respectively. See Note 6 for additional information.

Financial Statement Restatement.  On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on REX did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133.

The Company restated the Consolidated Financial Statements for the periods ended March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment on the REX designated derivative contracts. The effect of the restatement was to recognize a non-cash, after tax, mark to market unrealized loss on commodity derivatives of $18.0 million in the first quarter of 2008 and a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $1.6 million in the second quarter of 2008. There is no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity. Because these contracts were entered into and expire in fiscal year 2008, there is no change in full-year 2008 net income or operating cash flows as a result of the accounting treatment of the derivative contracts, as restated. The restatement did not have any impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

Recently issued accounting pronouncements.  On December 31, 2008, the SEC published a final rule to revise its oil and gas reserves estimation and disclosure requirements. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company anticipates that the implementation of the new rule will provide a more meaningful and comprehensive understanding of oil and gas reserves. The Company does not anticipate that the implementation of the new reporting requirements will have a material impact on the consolidated results of operations, financial position or liquidity.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to increase transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not anticipate that the implementation of SFAS No. 161 will have a material impact on the consolidated results of operations, financial position or liquidity.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, such as the asset retirement obligation, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Oil and natural gas revenues from continuing operations increased 91% to $1.1 billion for the year ended December 31, 2008 from $566.6 million for the same period in 2007. This increase was attributable to an increase in the Company’s production volumes and higher prices received in 2008. During 2008, the Company’s production from continuing operations increased to 138.6 Bcf of natural gas and 1.1 million barrels of condensate up from 2007 levels of 109.2 Bcf of natural gas and 870.1 thousand barrels of condensate. This 27% increase on an Mcfe basis was attributable to the Company’s successful drilling activities in Wyoming during 2008 and 2007. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 56% to $7.26 per Mcf during 2008 as compared to $4.66 for the same period in 2007. During the year ended December 31, 2008, the Company’s average price realization for natural gas was $7.11 per Mcf, excluding gains and losses on commodity derivatives as compared to $4.65 for the same period in 2007. During the year ended December 31, 2008, the average product prices received for condensate were $87.40 per barrel compared to $66.08 per barrel for the same period in 2007.

Lease operating expense (“LOE”) increased to $37.0 million for the year ended December 31, 2008 compared to $24.0 million during the same period in 2007 due primarily to increased production volumes as well as increased water disposal costs on non-operated properties in Wyoming. On a unit of production basis, LOE costs increased to $0.25 per Mcfe during the year ended December 31, 2008 as compared to $0.21 per Mcfe during the same period in 2007 mainly due to costs related to non-operated properties for water disposal costs.

During the year ended December 31, 2008 production taxes were $119.5 million compared to $63.5 million during the same period in 2007, or $0.82 per Mcfe during the year ended December 31, 2008 as compared to $0.55 per Mcfe during the same period in 2007. The increase in per unit taxes is largely attributable to increased sales revenues as a result of increased production and higher realized gas prices received during the year ended December 31, 2008 as compared to the same period in 2007. Production taxes are calculated based on a percentage of revenue from production. Therefore, higher prices received increased production taxes on a per unit basis.

Gathering fees increased to $37.7 million during 2008 compared to $27.9 million during 2007 largely due to increased production volumes. On a per unit basis, gathering fees increased slightly to $0.26 per Mcfe for the year ended December 31, 2008 compared to $0.24 per Mcfe for the year ended December 31, 2007.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to mitigate volatility and provide for reasonable basis differentials for its natural gas, the Company incurred transportation demand charges totaling $46.3 million, or $0.32 per Mcfe, for the year ended December 31, 2008 in association with the REX Pipeline. The REX Pipeline became operational beginning in the first quarter of 2008.

DD&A expenses increased to $184.8 million during the year ended December 31, 2008 from $135.5 million for the same period in 2007, attributable to increased production volumes and a higher depletion rate, due to higher development costs. On a unit basis, DD&A increased to $1.27 per Mcfe for the year ended December 31, 2008 from $1.18 per Mcfe for the same period in 2007.

General and administrative expenses increased by 28% to $17.0 million during the year ended December 31, 2008 compared to $13.3 million for the same period in 2007. The increase in general and administrative expenses during 2008 is primarily attributable to increased Medicare taxes as a result of increased employee stock option exercises as well as higher compensation costs related to increased personnel during 2008 as compared to 2007. On a per unit basis, general and administrative expenses remained flat at $0.12 per Mcfe during the years ended December 31, 2008 and 2007.

Interest expense increased to $21.3 million during the year ended December 31, 2008 from $17.8 million during the same period in 2007. The increase is related to higher average outstanding debt balances during the year ended December 31, 2008 as compared to the same period in 2007. The increase in debt balances during 2008 is primarily related to the issuance of the Senior Notes on March 6, 2008 (See Note 5) as well as increased share repurchase activity in 2008 as compared to 2007 (See Note 8).

During the year ended December 31, 2008, the Company recognized $19.0 million and $14.2 million related to realized gain on commodity derivatives and unrealized gain on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into during the first quarter of 2008 in order to mitigate commodity price exposure on a portion of the forecasted production which was expected to be sold on REX. Due to limited historical data correlating REX sales points and NWPL — Rockies (the basis of the contracts), the Company was unable to effectively demonstrate correlation between the derivative instrument and the forecasted transaction according to the contemporaneous documentation as set forth under the requirements of SFAS No. 133 causing the derivative contracts to no longer qualify for hedge accounting treatment. The realized gain on commodity derivatives relates to actual amounts received under these derivative contracts while the unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments.

Income before income taxes increased by 129% to $654.4 million for the year ended December 31, 2008 from $285.9 million for the same period in 2007 largely as a result of increased realized natural gas prices and increased production volumes during the year ended December 31, 2008 as compared to 2007.

The income tax provision increased 128% to $240.5 million for the year ended December 31, 2008 as compared to $105.6 million for the year ended December 31, 2007 attributable to increased pre-tax income and withholding taxes related to share repurchases (See Note 8).

Discontinued operations, net of tax, (which is comprised entirely of results associated with the Chinese operations) decreased to $0.4 million for the year ended December 31, 2008 from $82.8 million for the same period in 2007. The decrease is primarily related to the closing of the sale of Sino-American Energy Corporation for net proceeds of $208.0 million, which resulted in a pre-tax gain on sale of properties of $98.1 million during the quarter ended December 31, 2007. (See Note 11).

For the year ended December 31, 2008, net income increased by 57% to $414.3 million or $2.65 per diluted share as compared with $263.0 million or $1.66 per diluted share for the same period in 2007 primarily attributable to increased gas prices realized in 2008 as well as increased natural gas production during 2008.

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

Liquidity and Capital Resources

During the year-ended December 31, 2008, the Company relied on cash provided by operations, borrowings under its senior credit facility and proceeds from issuance of the Notes to finance its capital expenditures. The Company participated in the drilling of 307 wells in Wyoming. For the year ended December 31, 2008, net capital expenditures were $949.7 million. At December 31, 2008, the Company reported a cash position of $14.2 million compared to $10.6 million at December 31, 2007. The working capital deficit at December 31, 2008 was $149.4 million as compared to a working capital deficit of $67.5 million at December 31, 2007. As of December 31, 2008, the Company had $570.0 million in outstanding bank indebtedness and other long-term obligations of $46.2 million comprised of items payable in more than one year, primarily related to production taxes.

The Company’s positive cash provided by operating activities, along with availability under its senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2009, which are currently projected to be $720.0 million. Of the $720.0 million budget, the Company plans to allocate approximately 90% to Wyoming and 10% to Pennsylvania. The Company plans to drill or participate in an estimated 200 gross wells in 2009. The Company currently has no budget for acquisitions in 2009.

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of December 31, 2008).

At December 31, 2008, we had $270.0 million in outstanding borrowings and $230.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At December 31, 2008, we were in compliance with all of our debt covenants under our credit facility. The Company’s commitment fees were $0.7 million, $0.4 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At December 31, 2008, we were in compliance with all of our debt covenants under the Notes.

Operating Activities.  During the year ended December 31, 2008, net cash provided by operating activities was $840.8 million, a 96% increase from the $427.9 million for the same period in 2007. The increase in net cash provided by operating activities was largely attributable 56% higher realized natural gas prices during the year ended December 31, 2008 as compared to the same period in 2007 as well as the 27% increase in production from continuing operations during the year ended December 31, 2008.

Investing Activities.  During the year ended December 31, 2008, net cash used in investing activities was $915.3 million as compared to $507.1 million for the same period in 2007. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2008. The year ended December 31, 2007 includes $208.0 million associated with proceeds from the sale of our Bohai Bay assets (See Note 11).

Financing Activities During the year ended December 31, 2008, net cash provided by financing activities was $78.0 million as compared to $75.2 million for the same period in 2007. The slight increase in net cash provided by financing activities is primarily attributable to increased borrowings related to the issuance of the Senior Notes offset by increased share repurchase activity during the year ended December 31, 2008 (See Note 8).

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Payments Due by Period:
		Less than			More than
	Total	One Year	1-3 Years	3-5 Years	5 Years
		(Amounts in thousands of U.S. dollars)

Long-term debt (See Note 5)	$570,000	$—	$—	$270,000	$300,000
Transportation contract (REX)	562,100	56,210	168,630	112,420	224,840
Drilling contracts	203,129	61,713	114,740	26,676	—
Office space lease	2,285	845	1,440	—	—

Total contractual obligations	$1,337,514	$118,768	$284,810	$409,096	$524,840

Transportation contract.  In December 2005, the Company agreed to become an anchor shipper on REX securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. The Company’s commitment involves capacity of 200 MMBtu per day of natural gas for a term of 10 years (beginning in the first quarter of 2008), and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper. The pipeline is being built in two phases: REX — West (Wyoming to Missouri — in service) and REX — East (Missouri to Ohio — under construction).

Drilling contracts.  As of December 31, 2008, the Company had committed to drilling obligations with certain rig contractors that will continue into 2012. The drilling rigs were contracted to fulfill the 2009-2012 drilling program initiatives in Wyoming.

Office space lease.  In May 2007, the Company amended its office leases in Englewood, Colorado and Houston, Texas, both of which it has committed through 2012. The Company’s total remaining commitment for office leases is $2.3 million at December 31, 2008 ($0.8 million in 2009, $0.7 million in 2010 and 2011, and $0.1 million in 2012).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable, ranging from $4.24 per Mcf to a monthly high of $8.81 per Mcf during 2008. Pricing volatility is expected to continue. Realized natural gas prices are derived from the financial statements which include the effects of realized hedging gains and losses and natural gas balancing.

The Company primarily relies on fixed price forward natural gas sales to manage its commodity price exposure. These fixed price forward natural gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as reported by such publications as Inside FERC Gas Market Report. Based on management’s current estimates, future production is expected to be sufficient to meet delivery requirements associated with the Company’s derivative contracts and fixed price forward physical delivery contracts.

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

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Company and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on REX did not meet the technical requirements to qualify for hedge accounting treatment in accordance with SFAS No. 133. In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the hedge contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133. While such derivatives no longer qualify for hedge accounting treatment, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company has historically followed hedge accounting for its natural gas hedges. Under this accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income. When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company continues to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income as gains or losses on commodity derivatives. There is no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity, and there is no impact on any of the financial covenants under the Company’s senior credit facility or senior notes due 2015 and 2018.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to mitigate its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at December 31, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Summer 2009 (April — October)	130,000	$6.15
Calendar 2009	60,000	$5.04
Calendar 2010	20,000	$5.17

At December 31, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price.

			Volume-	Average
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	NWPL — Rockies	Jan 2009 — Dec 2009	40,000	$6.57
Swap	Mid-Continent	Apr 2009 — Oct 2009	110,000	$4.99

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007 (refer to Note 1(n) for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Year Ended December 31,
	2008	2007	2006

Realized gain (loss) on derivatives designated as cash flow hedges(1)	$1,148	$1,107	$—
Realized gain (loss) on commodity derivatives(2)	$18,991	$—	$—
Unrealized gain (loss) on commodity derivatives(3)	$14,225	$—	$—

(1)	Included in natural gas sales in the income statement. (Related tax expense of $403 and $389, respectively).

(2)	Included in gain on commodity derivatives in the income statement. (Related tax expense of $6,666).

(3)	Included in gain on commodity derivatives in the income statement. (Related tax expense of $4,993).

Subsequent to December 31, 2008 and through February 13, 2009, the Company has entered into the following fixed price physical delivery contracts on behalf of its interest and those of other parties:

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Calendar 2010	30,000	$4.87

Subsequent to December 31, 2008 and through February 13, 2009, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

			Volume-	Average
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	Mid-Continent	Apr 2009 — Oct 2009	20,000	$5.02

Item 8.	Financial Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Ultra Petroleum Corp.

We have audited Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ultra Petroleum Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Ultra Petroleum Corp. and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Ultra Petroleum Corp.

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 19, 2009

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands of U.S. dollars, except per share data)

REVENUES:
Natural gas sales	$986,374	$509,140	$470,324
Oil sales	98,026	57,498	38,335

	1,084,400	566,638	508,659

EXPENSES:
Lease operating expenses	36,997	23,968	15,068
Production taxes	119,502	63,480	57,899
Gathering fees	37,744	27,923	19,721
Transportation charges	46,310	—	—
Depletion, depreciation and amortization	184,795	135,470	79,675
General and administrative, excluding depreciation and amortization	17,046	13,261	14,885

	442,394	264,102	187,248

OPERATING INCOME	642,006	302,536	321,411
OTHER INCOME (EXPENSE):
Interest income	418	1,087	1,941
Gain on commodity derivatives	33,216	—	—
Interest expense	(21,276)	(17,760)	(3,909)

	12,358	(16,673)	(1,968)

INCOME BEFORE INCOME TAX PROVISION	654,364	285,863	319,443
Income tax provision	240,504	105,621	122,741

NET INCOME FROM CONTINUING OPERATIONS	413,860	180,242	196,702
Income from discontinued operations (including pre-tax gain on sale in 2007 of $98,066)	415	82,794	34,493

NET INCOME	$414,275	$263,036	$231,195

Basic Earnings per Share:
Income per common share from continuing operations	$2.72	$1.19	$1.28

Income per common share from discontinued operations	$0.00	$0.54	$0.22

Net income per common share	$2.72	$1.73	$1.50

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$2.65	$1.14	$1.22

Income per common share from discontinued operations	$0.00	$0.52	$0.21

Net income per common share	$2.65	$1.66	$1.43

Weighted average common shares outstanding — basic	152,075	151,762	153,879

Weighted average common shares outstanding — diluted	156,531	158,616	161,615

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Stephen J. McDaniel

Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in thousands of
	U.S. dollars, except share data)

ASSETS
Current assets
Cash and cash equivalents	$14,157	$10,632
Restricted cash	2,727	2,590
Accounts receivable	126,710	135,849
Derivative assets	39,939	5,625
Inventory	8,522	13,333
Prepaid expenses and other current assets	6,163	424

Total current assets	198,218	168,453
Oil and gas properties, using the full cost method of accounting Proved	2,294,982	1,537,751
Unproved	55,544	36,778
Property, plant and equipment	5,770	4,739
Deferred financing costs, derivative assets and other	3,648	3,861

TOTAL ASSETS	$2,558,162	$1,751,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$163,902	$102,405
Production taxes payable	61,416	34,269
Derivative liabilities	1,712	—
Current taxes payable	—	10,839
Capital cost accrual	120,543	88,445

Total current liabilities	347,573	235,958
Long-term debt	570,000	290,000
Deferred income tax liability	503,597	341,406
Other long-term obligations	46,206	26,672
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 151,232,545 and 152,003,671 at December 31, 2008 and 2007, respectively	346,832	256,889
Treasury stock	(45,740)	(59,245)
Retained earnings	774,117	654,948
Accumulated other comprehensive income	15,577	4,954

Total shareholders’ equity	1,090,786	857,546

Commitments and contingencies (Note 12)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,558,162	$1,751,582

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Shares			Comprehensive		Total
	Issued and	Common	Retained	Income	Treasury	Shareholders’
	Outstanding	Stock	Earnings	(Loss)	Stock	Equity
	(Amounts in thousands)

Balances at December 31, 2005	155,076	$180,511	$392,399	$—	$—	$572,910
Stock options exercised	656	9,203	—	—	—	9,203
Employee stock plan grants	34	2,141	—	—	—	2,141
Shares repurchased and retired	(3,970)	(3,302)	(194,249)	—	—	(197,551)
Fair value of employee stock plan grants	—	2,857	—	—	—	2,857
Tax benefit of stock options exercised	—	10,503	—	—	—	10,503
Comprehensive earnings:
Net earnings	—	—	231,195	—	—	231,195
Total comprehensive earnings						231,195

Balances at December 31, 2006	151,796	$201,913	$429,345	$—	$—	$631,258

Stock options exercised	1,849	11,686	—	—	—	11,686
Employee stock plan grants	56	877	—	—	—	877
Shares repurchased and retired	(364)	(317)	(19,326)	—	—	(19,643)
Shares repurchased	(1,068)	—	—	—	(59,245)	(59,245)
Net share settlements	(265)	—	(18,107)	—	—	(18,107)
Fair value of employee stock plan grants	—	6,038	—	—	—	6,038
Tax benefit of stock options exercised	—	36,692	—	—	—	36,692
Comprehensive earnings:
Net earnings	—	—	263,036	—	—	263,036
Change in derivative instruments fair value, net of taxes	—	—	—	4,954	—	4,954
Total comprehensive earnings						267,990

Balances at December 31, 2007	152,004	$256,889	$654,948	$4,954	$(59,245)	$857,546

Stock options exercised	3,595	19,086	—	—	—	19,086
Employee stock plan grants	151	997	—	—	—	997
Shares repurchased and retired	—	(1,669)	(108,741)	—	110,410	—
Shares reissued from treasury	—	(14,885)	(135,581)	—	150,466	—
Shares repurchased	(3,661)	—	—	—	(247,371)	(247,371)
Net share settlements	(856)	(152)	(50,784)	—	—	(50,936)
Fair value of employee stock plan grants	—	7,726	—	—	—	7,726
Tax benefit of stock options exercised	—	78,840	—	—	—	78,840
Comprehensive earnings:
Net earnings	—	—	414,275	—	—	414,275
Change in derivative instruments fair value, net of taxes	—	—	—	14,273	—	14,273
Reclassification of derivative fair value into earnings, net of taxes	—	—	—	(3,650)	—	(3,650)
Total comprehensive earnings						424,898

Balances at December 31, 2008	151,233	$346,832	$774,117	$15,577	$(45,740)	$1,090,786

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands of U.S. dollars)

Cash flows from operating activities:
Net income	$414,275	$263,036	$231,195
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations (including pre-tax gain on sale in 2007 of $98,066)	(415)	(82,794)	(34,493)
Depletion, depreciation and amortization	184,795	135,470	79,675
Deferred and current non-cash income taxes	235,031	127,802	105,681
Stock compensation	5,816	5,718	2,626
Excess tax benefit from stock based compensation	(78,840)	(36,692)	(10,503)
Unrealized (gain) on commodity derivatives	(14,225)	—	—
Other	426	177	—
Net changes in non-cash working capital:
Restricted cash	(137)	(1,923)	(453)
Accounts receivable	9,139	(48,044)	(12,149)
Prepaid expenses and other current assets	(5,543)	(273)	128
Accounts payable and accrued liabilities	86,487	58,019	28,635
Other long-term obligations	14,833	413	129
Taxation payable	(10,839)	8,632	2,207

Net cash provided by operating activities from continuing operations	840,803	429,541	392,678
Net cash provided by operating activities from discontinued operations	—	(1,592)	44,655

Net cash provided by operating activities	840,803	427,949	437,333

Cash flows from investing activities:
Oil and gas property expenditures	(949,650)	(696,124)	(480,432)
Change in capital costs accrual	32,097	(6,422)	47,987
Post closing adjustments on sale of subsidiary	640	—	—
Proceeds on sale of subsidiary, net of transaction costs	—	208,032	—
Inventory	4,811	5,596	1,677
Purchase of capital assets	(1,356)	(3,702)	(623)
Other	(1,861)	—	—
Investing activities from discontinued operations	—	(14,450)	(22,491)

Net cash (used in) investing activities	(915,319)	(507,070)	(453,882)

Cash flows from financing activities:
Borrowings of long-term debt, gross	662,000	396,000	180,000
Payments on long-term debt, gross	(682,000)	(271,000)	(15,000)
Proceeds from issuance of Senior Notes	300,000	—	—
Repurchased shares	(298,307)	(96,995)	(197,551)
Proceeds from issuance of common stock	19,086	11,686	9,203
Excess tax benefit from stock based compensation	78,840	36,692	10,503
Deferred financing costs	(1,578)	(1,204)	—

Net cash provided by (used in) financing activities	78,041	75,179	(12,845)

Net (decrease)/increase in cash and cash equivalents	3,525	(3,942)	(29,394)
Cash and cash equivalents, beginning of year	10,632	14,574	43,968

Cash and cash equivalents, end of year	$14,157	$10,632	$14,574

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest	$16,092	$16,218	$1,913
Income taxes	$16,322	$21,513	$21,380

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

DESCRIPTION OF THE BUSINESS

(All amounts in this Report on Form 10-K are expressed in thousands of U.S. dollars (except per share data), unless otherwise noted).

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

(f) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At December 31, 2008, drilling and completion supplies inventory of $8.5 million primarily includes the cost of pipe and production equipment that will be utilized during the 2009 drilling program.

(g) Forward natural gas sales transactions:  The Company primarily relies on fixed price physical delivery contracts, which are considered sales in the normal course of business, to manage its commodity price exposure. The Company may, from time to time and to a lesser extent, use derivative instruments as one way to manage its exposure to commodity prices. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 7).

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) which requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Income from continuing operations	$413,860	$180,242	$196,702
Income from discontinued operations	415	82,794	34,493

Net Income	$414,275	$263,036	$231,195

Weighted average common shares outstanding during the period	152,075	151,762	153,879
Effect of dilutive instruments	4,456	6,854	7,736

Weighted average common shares outstanding during the period including the effects of dilutive instruments	156,531	158,616	161,615

Basic Earnings per Share:
Income per common share from continuing operations	$2.72	$1.19	$1.28

Income per common share from discontinued operations	$0.00	$0.54	$0.22

Net income per common share	$2.72	$1.73	$1.50

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$2.65	$1.14	$1.22

Income per common share from discontinued operations	$0.00	$0.52	$0.21

Net income per common share	$2.65	$1.66	$1.43

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	418	674	240

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

(k) Accounting for share-based compensation:  The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

(l) Fair Value Accounting.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, SFAS No. 157 is effective January 1, 2009. Implementation of this portion of the standard is not expected to have a material impact on consolidated results of operations, financial position or liquidity. See Note 13 for additional information.

(m) Revenue Recognition.  Natural gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products soon after production at various locations at which time title and risk of loss pass to the buyer. Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2008 the Company had a net natural gas imbalance liability of $0.3 million and at December 31, 2007, the Company had a net natural gas imbalance asset of $3.1 million.

(n) Accumulated Other Comprehensive Income:  Other comprehensive income is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles are reported as separate components of Shareholders’ Equity instead of net earnings.

	Year Ended December 31,
	2008	2007	2006

Net income	$414,275	$263,036	$231,195
Unrealized gain on derivative instruments*	16,368	7,633	—
Taxes on unrealized gain on derivative instruments*	(5,745)	(2,679)	—

Other comprehensive income	$424,898	$267,990	$231,195

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 7). The net gain or loss in accumulated other comprehensive income at November 3, 2008 will remain on the balance sheet and the respective month’s gains or losses will continue to be reclassified from accumulated other comprehensive income to earnings as the counterparty settlements affect earnings (January through December 2009). It is still considered probable that the original forecasted transactions will occur; therefore, the net gain or loss in accumulated other comprehensive income shall not be immediately reclassified into earnings. As a result of the de-designation on November 3, 2008, the company no longer has any derivative instruments which qualify for cash flow hedge accounting.

At December 31, 2008, the Company recorded a current asset of $39.9 million and a current liability of $1.7 million associated with the fair value of derivative instruments.

(o) Reclassifications:  Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period financial statement presentation.

During the fourth quarter of 2008, the Company reclassified amounts on the consolidated balance sheets associated with its share repurchases (See Note 8) in order to appropriately reflect the treatment of open-market share repurchases, employee net share settlements, treasury stock re-issuances and retirements in the financial statements.

(p) Financial Statement Restatement.  On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management determined that the contemporaneous formal

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on the Rockies Express Pipeline (“REX”) did not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the derivative contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133.

The Company restated the Consolidated Financial Statements for the periods ended March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment on the REX designated derivative contracts. The effect of the restatement was to recognize a non-cash, after tax, mark to market unrealized loss on commodity derivatives of $18.0 million in the first quarter of 2008 and a non-cash, after tax, mark to market unrealized gain on commodity derivatives of $1.6 million in the second quarter of 2008. There was no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity. Because these contracts were entered into and expire in fiscal year 2008, there is no change in full-year 2008 net income or operating cash flows as a result of the accounting treatment of the derivative contracts, as restated. The restatement did not have any impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

(q) Impact of recently issued accounting pronouncements:  On December 31, 2008, the SEC published a final rule to revise its oil and gas reserves estimation and disclosure requirements. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company anticipates that the implementation of the new rule will provide a more meaningful and comprehensive understanding of oil and gas reserves. The Company does not anticipate that the implementation of the new reporting requirements will have a material impact on the consolidated results of operations, financial position or liquidity.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, such as the asset retirement obligation, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	ASSET RETIREMENT OBLIGATIONS:

The Company is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. As of December 31, 2008 and 2007, the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded a liability of $14.1 million and $8.3 million, respectively, to account for future obligations associated with its assets.

The following table summarizes the activities for the Company’s asset retirement obligations for the year ended:

	December 31,	December 31,
	2008	2007

Asset retirement obligations at beginning of period	$8,298	$6,131
Accretion expense	686	493
Liabilities incurred	3,140	2,674
Liabilities settled	(220)	(66)
Revisions of estimated liabilities	2,175	(934)

Asset retirement obligations at end of period	14,079	8,298
Less: current asset retirement obligations	—	—

Long-term asset retirement obligations	$14,079	$8,298

3.	OIL AND GAS PROPERTIES:

	December 31,	December 31,
	2008	2007

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$2,809,082	$1,868,564
Less accumulated depletion, depreciation and amortization	(514,100)	(330,813)

	2,294,982	1,537,751
Unproven Properties:
Acquisition and exploration costs	55,544	36,778

	$2,350,526	$1,574,529

The Company holds interests in projects in which leasehold costs and seismic costs related to these interests of $55.5 million ($15.2 million in Wyoming and $40.3 million in Pennsylvania) are not being depleted pending determination of existence of estimated proved reserves. The Company will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

On a unit basis, DD&A from continuing operations was $1.27 per Mcfe for the year ended December 31, 2008 and $1.18 per Mcfe for the same period in 2007.

	Total	2008	2007	2006	Prior

United States:
Acquisition costs	$54,459	$17,650	$5,423	$12,780	$18,606
Exploration costs	13,261	2,284	3,348	151	7,478
Less transfers to proved	(12,176)	(1,168)	(991)	(1,580)	(8,437)

Total	$55,544	$18,766	$7,780	$11,351	$17,647

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	CAPITAL ASSETS:

		December 31,
	December 31,	2008	December 31,	December 31,
	2008	Accumulated	2008	2007
	Cost	Depreciation	Net Book Value	Net Book Value

Computer equipment	$1,475	$(738)	$737	$508
Office equipment	384	(245)	139	163
Leasehold improvements	380	(232)	148	210
Land	2,437	—	2,437	2,437
Other	4,171	(1,862)	2,309	1,421

	$8,847	$(3,077)	$5,770	$4,739

5.	LONG TERM LIABILITIES:

	December 31,	December 31,
	2008	2007

Bank indebtedness	$270,000	$290,000
Senior notes	300,000	—
Other long-term obligations	46,206	26,672

	$616,206	$316,672

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of December 31, 2008).

At December 31, 2008, we had $270.0 million in outstanding borrowings and $230.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At December 31, 2008, we were in compliance with all of our debt covenants under our credit facility. The Company’s commitment fees were $0.7 million, $0.4 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Notes are pre-payable in whole or in part at any time. The Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any Note holder may accelerate its Notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the Notes may accelerate all the Notes. At December 31, 2008, we were in compliance with all of our debt covenants under the Notes.

Other long-term obligations:  These costs relate to the long-term portion of production taxes payable, our asset retirement obligations mentioned in Note 2 and the long-term portion of the Company’s incentive compensation plans.

6.	SHARE BASED COMPENSATION:

The Company sponsors three share based compensation plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 2000 Stock Incentive Plan (the “2000 Plan”); and the 1998 Stock Option Plan (the “1998 Plan”). Each of the plans is administered by the Compensation Committee of the Board of Directors (the “Committee”). The share based compensation plans are an important component of the total compensation package offered to the Company’s key service providers, and they reflect the importance that the Company places on motivating and rewarding superior results.

The 2005 Plan was adopted by the Company’s Board of Directors on January 1, 2005 and approved by the Company’s shareholders on April 29, 2005. The purpose of the 2005 Plan is to foster and promote the long-term financial success of the Company and to increase shareholder value by attracting, motivating and retaining key employees, consultants, and outside directors, and providing such participants with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with those of the Company’s shareholders, and thus, enabling such participants to share in the long-term growth and success of the Company. To accomplish these goals, the 2005 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, and other stock-based awards, some of which may require the satisfaction of performance-based criteria in order to be payable to participants. Under the 2005 Plan, the aggregate number of common shares issuable to any one person pursuant to an award cannot exceed 5% of the number of common shares outstanding at the time of the award. In addition, no participant may receive during any calendar year, awards covering an aggregate of more than 2.0 million common shares, or a cash payout with respect to any awards in excess of $5.0 million. The Committee determines the terms and conditions of the awards, including, any vesting requirements and vesting restrictions or forfeitures that may occur. The Committee may grant awards under the 2005 Plan until December 31, 2014, unless terminated sooner by the Board of Directors.

The 2000 Plan was adopted by the Company’s Board of Directors on May 1, 2000 and approved by the Company’s shareholders on June 6, 2000. The 2000 Plan was established for the purposes of associating the interests of the management of the Company and its subsidiaries and affiliates closely with the Company’s shareholders to generate an increased incentive to contribute to the Company’s future success and prosperity; maintaining competitive compensation levels thereby attracting and retaining highly competent and talented outside directors, employees, and consultants; and providing an incentive to such management for continuous employment with the Company. The 2000 Plan operates in a very similar manner to the 2005 Plan and permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. Under the 2000 Plan, the aggregate number of common shares issuable to any one person pursuant to such award cannot exceed 5% of the number of common shares outstanding at the time of the award. In addition, no participant may receive during any fiscal year of the Company, awards covering an aggregate of more than 500,000 common shares. The Committee determines the terms and conditions of the awards, including, any vesting requirements and vesting restrictions or forfeitures that may occur. The Committee may continue to grant awards under the 2000 Plan until April 30, 2010, unless terminated sooner by the Board of Directors.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1998 Plan was adopted by the Company’s Board of Directors on October 28, 1998 and approved by the Company’s shareholders on December 3, 1998. Similar to the 2000 Plan and 2005 Plan, the 1998 Plan was established as a means to attract, retain, and motivate service providers of the Company by providing them with an opportunity to acquire an increased proprietary interest in the Company through the granting of stock options. The 1998 Plan permits the granting of non-statutory stock options. Under the 1998 Plan, the aggregate number of common shares issuable to any one person pursuant to an award under the 1998 Plan, together with all other outstanding stock options granted to such person, cannot exceed 5% of the number of common shares outstanding. The Committee determines the terms and conditions of the awards, including, any vesting requirements and vesting restrictions or forfeitures that may occur. The 1998 Plan remains effective and the Company may continue to make stock option grants under the plan.

Valuation and Expense Information under SFAS 123R

The following table summarizes share-based compensation costs:

	Year-Ended	Year-Ended	Year-Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Total cost of share-based payment plans	$10,355	$9,581	$4,742
Amounts capitalized in fixed assets	$4,539	$3,863	$2,116
Amounts charged against income, before income tax benefit	$5,816	$5,718	$2,626
Amount of related income tax benefit recognized in income	$2,041	$2,007	$922

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

	2008		2007		2006
	Non-Executives	Executives	Non-Executives	Executives	Non-Executives	Executives

Expected volatility	41.2-47.6%	42.5-43.3%	41.3-45.8%	43.5-47.4%	43.7-45.8%	43.5-47.4%
Expected dividends	0%	0%	0%	0%	0%	0%
Expected term (in years)	5.01-5.15	5.98-6.45	2.75-5.02	3.58-5.55	2.75-4.71	3.58-5.55
Risk free rate	2.48-3.41%	2.98-3.00%	4.16-5.07%	4.69-4.84%	4.51-5.03%	4.76-4.84%
Expected forfeiture rate	14.0%	14.0%	18.0%	18.0%	20.0%	20.0%

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Number of Securities
	Number of		Remaining Available for
	Securities to	Weighted-	Future Issuance Under
	be Issued	Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected in
Plan Category	Options	Options	the First Column)

Equity compensation plans approved by security holders	4,213	$24.04	10,004
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	4,213	$24.04	10,004

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three-year period ended December 31, 2008:

	Number of	Weighted Average
	Options	Exercise Price (US$)

Balance, December 31, 2005	9,389	$0.25 to $58.71

Granted	380	$46.05 to $67.73
Exercised	(656)	$0.46 to $40.00
Forfeited	(30)	$16.97 to $63.05

Balance, December 31, 2006	9,083	$0.25 to $67.73

Granted	436	$45.95 to $65.94
Exercised	(1,849)	$0.25 to $67.73
Forfeited	(81)	$47.19 to $63.05

Balance, December 31, 2007	7,589	$0.25 to $67.73

Granted	299	$51.14 to $98.87
Exercised	(3,595)	$0.25 to $67.73
Forfeited	(80)	$51.60 to $85.05

Balance, December 31, 2008	4,213	$0.25 to $98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Intrinsic Value

$0.25 — 2.61	1,082	1.71	$0.98	$36,279
$3.91 — 4.83	672	3.86	$4.63	$20,078
$11.68 — 19.18	639	5.21	$13.71	$13,291
$25.08 — 58.71	899	6.52	$36.98	$2,283
$46.05 — 65.04	240	7.48	$57.88	$—
$45.95 — 65.94	421	8.28	$53.97	$—
$51.14 — 98.87	260	9.40	$71.15	$—

	Options Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
Range of Exercise Price	Exercisable	Contractual Life	Exercise Price	Intrinsic Value

$0.25 — 2.61	1,082	1.71	$0.98	$36,279
$3.91 — 4.83	672	3.86	$4.63	$20,078
$11.68 — 19.18	639	5.21	$13.71	$13,291
$25.08 — 58.71	899	6.52	$36.98	$2,283
$46.05 — 65.04	85	7.25	$62.42	$—
$45.95 — 65.94	—	—	$—	$—
$51.14 — 98.87	—	—	$—	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $34.51 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 2.9 million options.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2008	2007	2006

Share options granted	$30.94	$23.85	$23.65
Non-vested share options at beginning of year	$23.93	$23.65	$—
Non-vested share options at end of year	$26.18	$23.93	$23.65
Options vested during the year	$—	$22.79	$—
Options forfeited during the year	$27.35	$22.25	$21.64

There were no stock options that vested during the years ended December 31, 2008 or 2006. The fair value of stock options that vested during the year ended December 31, 2007 was $2.8 million. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $224.6 million, $104.5 million and $28.7 million, respectively.

At December 31, 2008, there was $10.1 million of total unrecognized compensation cost related to non-vested, employee stock options granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PERFORMANCE SHARE PLANS:

Long-Term Incentive Plan

Each year, beginning in 2005, the Company has adopted a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when achieving specific corporate financial and operational goals. Each LTIP covers a period of three years. For example, the “2005 LTIP” covers the period between January 2005 — December 2007, and the “2006 LTIP” covers the period between January 2006 — December 2008. Thus far, the Company has adopted the 2005 LTIP, 2006 LTIP, 2007 LTIP, and the 2008 LTIP. The Company expects to adopt an LTIP in 2009.

Officers, managers, and other key employees of the Company who are recommended by the CEO and approved by the Committee are eligible to participate in the LTIPs. Each LTIP has two components: an “LTIP Stock Option Award” and an “LTIP Common Stock Award.” Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value (“LTI Value”). With respect to the LTIP Stock Option Award portion of the LTIP, participants are awarded options to purchase shares of common stock of the Company in an amount equal to one half of the LTI Value based on the fair market value of the optioned shares on the date of grant (using Black-Scholes methodology). The options vest and become exercisable equally over a period of three years. The options are not performance based.

The LTIP Common Stock Award is based on the other half of the LTI Value, which is the “target” value amount that may be awarded to the participant in the form of shares of the Company’s common stock at the end of the three year performance period if the performance measures are met. The LTIP Common Stock Award is performance based and is measured over a three year performance period. For each LTIP Common Stock Award, the Committee establishes performance measures at the beginning of each performance period, and each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2006, 2007, and the 2008 LTIP Common Stock Awards, the Committee used the following performance measures: return on equity, reserve replacement ratio, and production growth.

The value of the award for the 2006 and 2007 LTIP Common Stock Awards are expressed as dollar targets and become payable in common shares equal to a percentage of the dollar target at the end of each performance period based on the Company’s overall performance during such period. During the third quarter of 2008, the Board of Directors modified the 2008 LTIP Common Stock Award such that the dollar target is converted to a target number of shares on the date the Board approved the modification. Thus, with respect to the 2008 LTIP Common Stock Award, the participants are able to participate in the movement of the Company’s stock price during the performance period, similar to the “Best in Class Program” (described below). Participants must be employed by the Company when the common stock payment for the LTIP Common Stock Award is distributed in order to receive the award. If the participant is not employed on the distribution date, then he/she will not receive the award.

For the year ended December 31, 2008, the Company recognized $1.2 million, $1.3 million, and $1.1 million in pre-tax compensation costs related to the 2006, 2007, and 2008 LTIP Common Stock Awards, respectively. For the year ended December 31, 2007, the Company recognized $0.9 million, $0.8 million, and $1.0 million in pre-tax compensation costs related to the 2005, 2006, and 2007 LTIP Common Stock Awards, respectively. For the year ended December 31, 2006, the Company recognized $0.7 million and $0.7 million in pre-tax compensation costs related to the 2005 and 2006 LTIP Common Stock Awards, respectively. The amounts recognized during the each of the years ended December 31, 2008, 2007, and 2006 assume that maximum performance objectives are attained. If the Company ultimately attains maximum performance objectives, the associated total compensation cost, estimated at December 31, 2008, for the three year performance periods is expected to be approximately $2.7 million, $3.6 million, and $3.4 million (before taxes) related to the 2006, 2007, and 2008 LTIP Common Stock Awards, respectively. The 2005 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2008 and totaled $2.3 million.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Best in Class Program

In 2005 and in 2008, the Company established the “Best in Class Program” for all permanent full time employees. Under the Best in Class Programs, participants are eligible to receive a number of shares of the Company’s common stock based on the performance of the Company. As with the LTIP, the Best in Class Program is measured over a three year performance period. The performance period related to the 2005 Best in Class Program ended on December 31, 2007, with the resulting payout in the second quarter of 2008.

The Best in Class Program recognizes and financially rewards the collective efforts of all of the Company’s employees in achieving sustained industry leading performance and the enhancement of shareholder value. Under the 2008 Best in Class Program, on January 1, 2008 or the employment date if subsequent to January 1, 2008, eligible employees received a contingent award of stock units equal to $60,000 worth of the Company’s common stock based on the average high and low share price on the first day of the performance period. Employees joining the Company after January 1, 2008 participate on a pro-rata basis based on their length of employment during the performance period.

The number of contingent units that will vest and become payable is based on the Company’s performance relative to the industry during a three year performance period beginning January 1, 2008, and ending December 31, 2010, and are set at threshold (50%), target (100%), and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock. The participant must be employed on the date the awards are distributed in order to receive the award. For example, at a conversion price of $71.60 per share (price per share on the first day of the performance period), the $60,000 award is equal to 838 contingent units. At the end of the performance period, if the “maximum” level for all performance measures is met and the participant was employed from the beginning of the performance period, then 1,257 (150% of 838) units will vest. If the participant is employed on the date the award is distributed, the participant will receive 1,257 shares of the Company’s common stock on such date. If the participant is not employed on the distribution date, then he/she will not receive the award.

For the year ended December 31, 2008, the Company recognized $1.2 million in pre-tax compensation costs related to the 2008 Best in Class Program. For the years ended December 31, 2007 and 2006, the Company recognized $1.7 million and $0.5 million in pre-tax compensation costs related to the 2005 Best in Class Program. The amount recognized for the year ended December 31, 2008 assumes that “target” performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation cost related to the 2008 Best in Class Program is estimated at $3.6 million before income taxes. The 2005 Best in Class Program was paid in shares of the Company’s common stock to employees in May 2008 and totaled $4.0 million.

7.	DERIVATIVE FINANCIAL INSTRUMENTS:

The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable, ranging from $4.24 per Mcf to a monthly high of $8.81 per Mcf during 2008. Pricing volatility is expected to continue. Realized natural gas prices are derived from the financial statements which include the effects of realized hedging gains and losses and natural gas balancing.

The Company primarily relies on fixed price forward natural gas sales to manage its commodity price exposure. These fixed price forward natural gas sales are considered normal sales. The Company, from time to time, also uses derivative instruments to manage its exposure to commodity prices. The Company has periodically entered into fixed price to index price swap agreements in order to hedge a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as reported by such publications as Inside FERC Gas Market Report.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations. Based on management’s current estimates, future production is expected to be sufficient to meet delivery requirements associated with the Company’s derivative contracts and fixed price forward physical delivery contracts.

On October 31, 2008, in connection with the preparation of our quarterly report for the third quarter 2008, management of Company and the Audit Committee of the Board of Directors determined that the contemporaneous formal documentation we had prepared in the first quarter of 2008 to support our initial natural gas hedge designations for production sold on REX did not meet the technical requirements to qualify for hedge accounting treatment in accordance with SFAS No. 133. In order to cause the hedge contracts to qualify for hedge accounting treatment under SFAS No. 133, the Company was required to predict and document the future relationship between prices at REX sales points and the sales prices at the Northwest Pipeline Rockies (the basis of the contracts) at the time the hedge contracts were entered into. The actual relationship between the sales prices at the two locations was different than that predicted by the Company, which affected our ability to effectively demonstrate ongoing effectiveness between the derivative instrument and the forecasted transaction as outlined in our contemporaneous documentation as set forth under the requirements of SFAS No. 133. While such derivatives no longer qualify for hedge accounting treatment, the Company believes that these contracts remain a valuable component of our commodity price risk management program.

Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company has historically followed hedge accounting for its natural gas hedges. Under this accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income. When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company continues to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income as an unrealized gain or loss on commodity derivatives. There is no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity, and there is no impact on any of the financial covenants under the Company’s Senior Credit Facility or Senior Notes due 2015 and 2018.

The Company also utilizes fixed price forward physical delivery contracts at southwest Wyoming delivery points to mitigate its commodity price exposure. The Company had the following fixed price physical delivery contracts in place on behalf of its interest and those of other parties at December 31, 2008. (In November 2007, the Minerals Management Service commenced a Royalty-in-Kind program which had the effect of increasing the Company’s average net interest in physical gas sales from 80% to approximately 91%.)

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Summer 2009 (April — October)	130,000	$6.15
Calendar 2009	60,000	$5.04
Calendar 2010	20,000	$5.17

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price.

			Volume-	Average
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	NWPL — Rockies	Jan 2009 — Dec 2009	40,000	$6.57
Swap	Mid-Continent	Apr 2009 — Oct 2009	110,000	$4.99

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 (refer to Note 1(n) for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Year
	Ended December 31,
	2008	2007	2006

Realized gain (loss) on derivatives designated as cash flow hedges(1)	$1,148	$1,107	$—
Realized gain (loss) on commodity derivatives(2)	$18,991	$—	$—
Unrealized gain (loss) on commodity derivatives(3)	$14,225	$—	$—

(1)	Included in natural gas sales in the income statement. (Related tax expense of $403 and $389, respectively).

(2)	Included in gain on commodity derivatives in the income statement. (Related tax expense of $6,666).

(3)	Included in gain on commodity derivatives in the income statement. (Related tax expense of $4,993).

Subsequent to December 31, 2008 and through February 13, 2009, the Company has entered into the following fixed price physical delivery contracts on behalf of its interest and those of other parties:

	Volume-	Average
Remaining Contract Period	MMBTU/Day	Price/MMBTU

Calendar 2010	30,000	$4.87

Subsequent to December 31, 2008 and through February 13, 2009, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

			Volume-	Average
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	Mid-Continent	Apr 2009 — Oct 2009	20,000	$5.02

8.	SHARE REPURCHASE PROGRAM:

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

Ultra Petroleum Corp. (Ultra Petroleum) owns 100% of UP Energy Corporation (UP Energy), which in turn owns 100% of Ultra Resources, Inc. (Ultra Resources). Ultra Resources may, from time to time, repurchase Ultra Petroleum publicly traded stock. Subsequent to settlement, the repurchased stock will be transferred to Ultra Petroleum or held as treasury stock by Ultra Resources, subject to a limit of 1% of current outstanding shares.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s share repurchases in total (open market repurchases plus net share settlements) as of December 31, 2008:

	Shares	Weighted Average
Total	Purchased	Price per Share	$ Value

1st Quarter — 2008	397	$75.25	$29,829
2nd Quarter — 2008	452	$85.97	$38,807
3rd Quarter — 2008	3,266	$66.27	$216,461
4th Quarter — 2008	402	$32.83	$13,210
Prior	5,694	$51.73	$294,549

May 2006 — December 31, 2008	10,211	$58.06	$592,856

	Shares	Weighted Average
Open Market	Purchased	Price per Share	$ Value

1st Quarter — 2008	214	$75.53	$16,139
2nd Quarter — 2008	210	$84.13	$17,643
3rd Quarter — 2008	3,237	$65.97	$213,589
4th Quarter — 2008	—	$—	$—
Prior	5,401	$51.19	$276,442

May 2006 — December 31, 2008	9,062	$57.81	$523,813

	Shares	Weighted Average
Net Share Settlements	Purchased	Price per Share	$ Value

1st Quarter — 2008	183	$74.92	$13,690
2nd Quarter — 2008	242	$87.57	$21,164
3rd Quarter — 2008	29	$98.88	$2,872
4th Quarter — 2008	402	$32.83	$13,210
Prior	293	$61.73	$18,107

May 2006 — December 31, 2008	1,149	$60.08	$69,043

9.	INCOME TAXES:

Income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

United States	$654,465	$286,045	$320,033
Foreign	(100)	(182)	(590)

Total	$654,365	$285,863	$319,443

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated income tax provision is comprised of the following:

	Year Ended December 31,
	2008	2007	2006

Current:
U.S. federal & state	$84,313	$14,511	$27,563
Foreign	—	—	—
Deferred:
U.S. federal & state	156,191	91,110	95,178
Foreign	—	—	—

Total income tax provision	$240,504	$105,621	$122,741

During 2008, 2007 and 2006, the Company realized tax benefits of $78.8 million $36.7 million, and $10.5 million, respectively, attributable to tax deductions associated with the exercise of stock options. These benefits reduce the amount of the Company’s U.S. federal and state cash tax payments and are recorded as a reduction of current taxes payable and as an increase in shareholders’ equity.

The income tax provision for continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2008	2007	2006

Income tax provision computed at the U.S. statutory rate	$229,028	$100,052	$111,805
State income tax provision net of federal benefit	650	423	150
Withholding tax on share repurchase transactions	5,409	1,068	10,401
Foreign tax credit valuation allowance	1,692	—	—
Other, net	3,725	4,078	385

	$240,504	$105,621	$122,741

During 2008, 2007, and 2006, the Company incurred U.S. withholding taxes totaling $5.4 million, $1.1 million, and $10.4 million, respectively, in connection with the repurchase of shares of its common stock. (See Note 8).

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities for continuing operations are as follows:

	Year Ended December 31,
	2008	2007

Deferred tax assets:
U.S. federal tax credit carryforwards	$21,263	$20,101
Canadian net operating loss carryforwards	497	1,808
Incentive compensation / Other, net	7,866	4,517

	29,626	26,426
Valuation allowance (FTC)	(1,692)	—
Valuation allowance (Canadian NOL)	(497)	(1,808)

Net deferred tax assets	$27,437	$24,618

Deferred tax liabilities:
Property and equipment	(517,616)	(363,345)
Other comprehensive income, tax effect of derivative instruments	(13,418)	(2,679)

Net deferred tax liabilities	$(531,034)	$(366,024)

Net deferred tax asset (liability)	$(503,597)	$(341,406)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of December 31, 2008.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however Ultra does not expect the change to have a significant impact on the results of operations or the financial position of the Company. The Company currently has no unrecognized tax benefits that if recognized would affect the effective tax rate.

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and Canada. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2009.

As of December 31, 2008, the Company had approximately $19.1 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. federal income taxes. These AMT credits do not expire and can be carried forward indefinitely. In addition, as of December 31, 2008, the Company has $2.1 million of foreign tax credit carryforwards, none of which expire prior to 2017. However, with the 2007 sale of Sino American Energy, the Company no longer has foreign source income for which to utilize its foreign tax credit carryforwards. As such, the Company has chosen to put a valuation allowance on the remaining foreign tax credit carryforwards.

The Company has Canadian non-capital tax loss carryforwards of approximately $2.3 million and $3.5 million as of December 31, 2008 and December 31, 2007, respectively. The benefit of the Canadian loss carryforwards can only be utilized to the extent the Company generates future taxable income in Canada. If not utilized, the Canadian loss carryforward will expire between 2009 and 2028.

Since the Company currently has no income producing operations in Canada, management estimates that it is more likely than not that the Canadian loss carryforwards will not be utilized. A valuation allowance has been recorded at December 31, 2008 and December 31, 2007 attributable to this deferred tax asset.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. Accordingly, no provision for Canadian income taxes and/or withholding taxes has been provided thereon.

The Company periodically uses derivative instruments designated as cash flow hedges for tax purposes as a method of managing its exposure to commodity price fluctuations. To the extent these hedges are effective, changes in the fair value of these derivative instruments are recorded in Other Comprehensive Income, net of income tax. To the extent these hedges are ineffective, they are marked to market with gains and losses recorded in the statement of operations. At December 31, 2008 and December 31, 2007, the Company had open derivative contracts; and, therefore, recorded a deferred tax liability of $8.4 million and $2.7 million, respectively, attributable to unrecognized gains on derivative instruments which are allocated directly to Other Comprehensive Income. At

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, the Company also recorded a deferred tax liability of $5.0 million attributable to the unrealized gains recorded in the statement of operations. As of December 31, 2006, the Company had no open derivative contracts; and, therefore, no recorded tax benefit attributable to unrecognized loss on derivative instruments.

10.	EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer up to 15% of their compensation, subject to certain limitations. The Company matches the employee contributions up to 5% of employee compensation along with a profit sharing contribution of 8%. The expense associated with the Company’s contribution was $0.9 million, $0.9 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

On September 26, 2007, Ultra Petroleum Corp.’s wholly-owned subsidiary, UP Energy Corporation, a Nevada corporation, entered into a definitive share purchase agreement with an effective date of June 30, 2007 and a closing date of October 22, 2007 in order to sell all of the outstanding shares of Sino-American, a Texas corporation, for a total purchase price of US$223.0 million, subject to adjustments. The Company recorded results of operations for the China properties through the close date of October 22, 2007. The purchaser was SPC E&P (China) Pte. Ltd., a wholly-owned subsidiary of Singapore Petroleum Company. For tax purposes, this transaction was treated as an asset sale as the Company agreed to make a 338(h)(10) election in the stock purchase agreement.

The Company accounted for its Sino-American operations as discontinued operations and reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations is as follows:

	For the Year Ended December 31,
	2008	2007	2006

Operating revenues	$—	$64,822	$84,008
Gain on sale of subsidiary	640	98,066	—
Lease operating expenses	—	11,419	8,922
Severance taxes	—	8,113	8,398
Depletion, depreciation and amortization expenses	—	14,981	13,822
General and administrative expenses	—	99	52

Income before income tax provision	640	128,276	52,814
Income tax provision	225	45,482	18,321

Income from discontinued operations, net of tax	$415	$82,794	$34,493

12.	COMMITMENTS AND CONTINGENCIES:

Office space lease.  In May 2007, the Company amended its office leases in Englewood, Colorado and Houston, Texas, both of which it has committed through 2012. The Company’s total remaining commitment for office leases is $2.3 million at December 31, 2008 ($0.8 million in 2009, $0.7 million in 2010 and 2011, and $0.1 million in 2012).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2008, 2007 and 2006, the Company recognized expense associated with its office leases in the amount of $0.7 million, $0.6 million, and $0.4 million, respectively.

Drilling contracts.  As of December 31, 2008, the Company had committed to drilling obligations with certain rig contractors totaling $203.1 million ($61.7 million due in 2009, $114.7 million due in one to three years, and the remaining $26.7 million due in three to five years). The commitments expire in 2012 and were entered into to fulfill the Company’s 2009-2012 drilling program initiatives in Wyoming.

Transportation contract.  In December 2005, the Company agreed to become an anchor shipper on REX, thereby securing pipeline infrastructure to provide sufficient capacity for the Company to transport a portion of its natural gas production away from southwest Wyoming, as well as to provide for reasonable basis differentials for the Company’s natural gas in the future. The Company’s commitment involves capacity of 200 MMBtu per day of natural gas for a term of 10 years (beginning in the first quarter of 2008), and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper. The pipeline will be completed in two phases: REX-West (Wyoming to Missouri — in service) and REX-East (Missouri to Ohio — under construction). Based on current assumptions, including current projections regarding the cost of the expansion and the participation of other shippers in the expansion, the Company currently projects that demand charges related to the remaining term of the contract will total approximately $562.1 million.

There have been and will continue to be, numerous other proposed pipeline projects to transport growing Rockies and Wyoming natural gas production to a variety of geographically diverse markets in different parts of North America. Many such proposals have been presented to the Company in recent months, which, if constructed, would provide the Company with additional outlets and market access for its natural gas production from southwest Wyoming. The Company continuously evaluates such proposals and may make additional commitments to one or more such pipeline projects in the future.

Other.  The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, management, after consultation with legal counsel, is of the opinion that the final resolution of all such currently pending or threatened litigation is not likely to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Assets — Current:
Derivatives	$—	$39,939	$—	$39,939
Liabilities — Current:
Derivatives	$—	$1,712	$—	$1,712

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

Fair Market Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. We use available marketing data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and does not impact our financial position, results of operations or cash flows.

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt
5.45% Notes due 2015	$100,000	$93,836	$—	$—
5.92% Notes due 2018	200,000	180,729	—	—
Credit Facility	270,000	270,000	290,000	290,000

Long-Term Debt	$570,000	$544,565	$290,000	$290,000

14.	SIGNIFICANT CUSTOMERS:

The Company’s revenues are derived principally from uncollateralized sales to customers in the natural gas and oil industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company performs a credit analysis of customers prior to making any sales to new customers or increasing credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant customer is defined as one that individually accounts for 10% or more of the Company’s total revenues during 2008. In 2008, sales to Nicor Enerchange were $115.7 million and sales to Tenaska were $117.9 million, which accounted for 10.7% and 10.9% of the Company’s total 2008 revenues, respectively. At December 31, 2008, the Company had outstanding receivables (which were all paid in full in January 2009) from these two significant customers totaling $15.9 million.

15.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2008
Revenues from continuing operations	$271,137	$308,240	$297,627	$207,396	$1,084,400
Gain (loss) on commodity derivatives	(27,673)	(11,596)	58,117	14,368	33,216
Expenses from continuing operations	107,922	112,346	110,308	111,818	442,394
Interest expense, net	5,122	4,416	5,091	6,229	20,858

Income before income tax provision	130,420	179,882	240,345	103,717	654,364
Income tax provision	47,021	63,489	91,370	38,624	240,504

Income from continuing operations	83,399	116,393	148,975	65,093	413,860
Revenues from discontinued operations	(103)	743	—	—	640
Expenses from discontinued operations	—	—	—	—	—
Income tax (benefit) provision — discontinued operations	(36)	261	—	—	225

Net income	83,332	$116,875	$148,975	$65,093	$414,275

Basic Earnings per Share:
Income per common share from continuing operations	$0.55	$0.76	$0.98	$0.43	$2.72

Income per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00

Net income per common share	$0.55	$0.76	$0.98	$0.43	$2.72

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.53	$0.74	$0.95	$0.42	$2.65

Income per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00

Net income per common share	$0.53	$0.74	$0.95	$0.42	$2.65

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2007
Revenues from continuing operations	$156,576	$130,871	$117,216	$161,975	$566,638
Gain (loss) on commodity derivatives	—	—	—	—	—
Expenses from continuing operations	61,530	63,259	61,386	77,927	264,102
Interest expense, net	2,373	3,913	5,347	5,040	16,673

Income before income tax provision	92,673	63,699	50,483	79,008	285,863
Income tax provision	32,030	23,949	17,727	31,915	105,621

Income from continuing operations	60,643	39,750	32,756	47,093	180,242
Revenues from discontinued operations	19,617	25,951	19,254	98,066	162,888
Expenses from discontinued operations	9,683	12,399	12,110	420	34,612
Income tax provision — discontinued operations	3,985	4,235	2,500	34,762	45,482

Net income	$66,592	$49,067	$37,400	$109,977	$263,036

Basic Earnings per Share:
Income per common share from continuing operations	$0.40	$0.26	$0.22	$0.31	$1.19

Income per common share from discontinued operations	$0.04	$0.06	$0.03	$0.42	$0.54

Net income per common share	$0.44	$0.32	$0.25	$0.73	$1.73

Fully Diluted Earnings per Share:
Income per common share from continuing operations	$0.38	$0.25	$0.21	$0.30	$1.14

Income per common share from discontinued operations	$0.04	$0.06	$0.03	$0.40	$0.52

Net income per common share	$0.42	$0.31	$0.24	$0.70	$1.66

Revenues from discontinued operations for the fourth quarter of 2007 include the pre-tax gain on sale associated with the China properties in the amount of $98.1 million.

16.	DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with Financial Accounting Standards Board Statement No. 69, Disclosure About Oil and Gas Producing Activities:

A.	OIL AND GAS RESERVES:

The determination of oil and natural gas reserves is complex and highly interpretive. Assumptions used to estimate reserve information may significantly increase or decrease such reserves in future periods. The estimates of reserves are subject to continuing changes and, therefore, an accurate determination of reserves may not be possible for many years because of the time needed for development, drilling, testing, and studies of reservoirs. The following unaudited tables as of December 31, 2008, 2007, 2006 and 2005 are based upon estimates prepared by Netherland, Sewell & Associates, Inc. and estimates provided by Ryder Scott Company as of December 31, 2006

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005. The estimates for properties in the United States were prepared by Netherland, Sewell & Associates, Inc. in reports dated February 6, 2009, February 4, 2008, January 30, 2007 and January 27, 2006, respectively. These are estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2008, 2007 and 2006. All such reserves are located in the Green River Basin, Wyoming, Pennsylvania and Bohai Bay in China. Since January 1, 2008, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

B.	ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States		China		Total
		Natural Gas		Natural		Natural Gas
	Oil (Bbls)	(Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	(Mcf)

Reserves, December 31, 2005	15,204,700	1,900,222,800	5,060,900	—	20,265,600	1,900,222,800

Extensions, discoveries and additions	3,962,000	505,773,000	—	—	3,962,000	505,773,000
Production	(594,100)	(78,395,500)	(1,603,400)	—	(2,197,500)	(78,395,500)
Revisions	(730,000)	(69,499,600)	529,200	—	(200,800)	(69,499,600)

Reserves, December 31, 2006	17,842,600	2,258,100,700	3,986,700	—	21,829,300	2,258,100,700

Extensions, discoveries and additions	6,091,000	747,914,000	—	—	6,091,000	747,914,000
Sales	—	—	(2,833,400)	—	(2,833,400)	—
Production	(870,100)	(109,177,600)	(1,153,300)	—	(2,023,400)	(109,177,600)
Revisions	(232,000)	(54,182,200)	—	—	(232,000)	(54,182,200)

Reserves, December 31, 2007	22,831,500	2,842,654,900	—	—	22,831,500	2,842,654,900

Extensions, discoveries and additions	6,536,100	803,199,500	—	—	6,536,100	803,199,500
Sales	—	—	—	—	—	—
Production	(1,121,500)	(138,563,700)	—	—	(1,121,500)	(138,563,700)
Revisions	(1,238,600)	(151,503,000)	—	—	(1,238,600)	(151,503,000)

Reserves, December 31, 2008	27,007,500	3,355,787,700	—	—	27,007,500	3,355,787,700

Proved developed reserves:
December 31, 2006	6,522,000	842,969,000	2,686,000	—	9,208,000	842,969,000

December 31, 2007	8,764,000	1,084,224,000	—	—	8,764,000	1,084,224,000

December 31, 2008	11,462,000	1,412,562,000	—	—	11,462,000	1,412,562,000

C.	STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved natural gas reserves. Natural gas prices have fluctuated widely in recent years.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues were $4.71, $6.13, and $4.50 per Mcf of natural gas at December 31, 2008, 2007 and 2006, respectively. The calculated weighted average oil price at December 31, 2008, 2007, and 2006 for Wyoming was $30.10, $86.91 and $59.95, respectively. The calculated weighted average crude oil price at December 31, 2006 for China was a Duri price of $46.57. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties and available operating loss carryovers.

	United States	China	Total

As of December 31, 2006
Future cash inflows	$11,239,526	$185,659	$11,425,185
Future production costs	(2,974,427)	(67,750)	(3,042,177)
Future development costs	(1,674,893)	(5,915)	(1,680,808)
Future income taxes	(2,217,709)	(6,710)	(2,224,419)

Future net cash flows	4,372,497	105,284	4,477,781
Discounted at 10%	(2,587,417)	(18,811)	(2,606,228)

Standardized measure of discounted future net cash flows	$1,785,080	$86,473	$1,871,553

As of December 31, 2007
Future cash inflows	$19,411,520	$—	$19,411,520
Future production costs	(4,233,952)	—	(4,233,952)
Future development costs	(2,100,647)	—	(2,100,647)
Future income taxes	(4,414,331)	—	(4,414,331)

Future net cash flows	8,662,590	—	8,662,590
Discounted at 10%	(4,793,188)	—	(4,793,188)

Standardized measure of discounted future net cash flows	$3,869,402	$—	$3,869,402

As of December 31, 2008
Future cash inflows	$16,608,609	$—	$16,608,609
Future production costs	(4,217,034)	—	(4,217,034)
Future development costs	(2,351,312)	—	(2,351,312)
Future income taxes	(3,222,246)	—	(3,222,246)

Future net cash flows	6,818,017	—	6,818,017
Discounted at 10%	(3,800,331)	—	(3,800,331)

Standardized measure of discounted future net cash flows	$3,017,686	$—	$3,017,686

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31, 2008	December 31, 2007	December 31, 2006

Standardized measure, beginning	$3,869,402	$1,871,553	$3,576,494
Net revisions of previous quantity estimates	(247,791)	(126,447)	(185,419)
Extensions, discoveries and other changes	1,313,391	1,784,862	755,149
Sales of reserves in place	—	(46,451)	—
Changes in future development costs	(327,325)	(254,538)	(193,004)
Sales of oil and gas, net of production costs	(890,157)	(496,556)	(482,659)
Net change in prices and production costs	(1,971,128)	1,607,811	(2,915,081)
Development costs incurred during the period that reduce future development costs	503,582	315,523	243,933
Accretion of discount	584,119	269,046	544,558
Net changes in production rates and other	(362,018)	11,007	(395,071)
Net change in income taxes	545,611	(1,066,408)	922,653

Aggregate changes	(851,716)	1,997,849	(1,704,941)

Standardized measure, ending	$3,017,686	$3,869,402	$1,871,553

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES (US$000):

UNITED STATES

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Acquisition costs — unproved properties	$18,766	$7,780	$11,351
Exploration	395,970	385,238	152,922
Development	534,914	304,782	317,118

Total	$949,650	$697,800	$481,391

CHINA

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Acquisition costs — unproved properties	$—	$10,356	$7,152
Exploration	—	—	—
Development	—	4,094	15,339

Total	$—	$14,450	$22,491

TOTAL

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Acquisition costs — unproved properties	$18,766	$18,136	$18,503
Exploration	395,970	385,238	152,922
Development	534,914	308,876	332,457

Total	$949,650	$712,250	$503,882

F.	RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

UNITED STATES

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Oil and gas revenue	$1,084,400	$566,638	$508,659
Production expenses and taxes	(194,243)	(115,371)	(92,688)
Depletion and depreciation	(184,795)	(135,470)	(79,675)
Income taxes	(235,095)	(104,553)	(111,722)

Total	$470,267	$211,244	$224,574

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHINA

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Oil and gas revenue	$—	$64,822	$84,008
Production expenses and taxes	—	(19,532)	(17,320)
Depletion and depreciation	—	(14,981)	(13,822)
Income taxes	—	(10,454)	(18,941)

Total	$—	$19,855	$33,925

TOTAL

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Oil and gas revenue	$1,084,400	$631,460	$592,667
Production expenses and taxes	(194,243)	(134,903)	(110,008)
Depletion and depreciation	(184,795)	(150,451)	(93,497)
Income taxes	(235,095)	(115,007)	(130,663)

Total	$470,267	$231,099	$258,499

G.	CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,	December 31,
	2008	2007

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs — Domestic	$2,809,082	$1,868,564
Less accumulated depletion, depreciation and amortization — Domestic	(514,100)	(330,813)

	2,294,982	1,537,751
Unproven Properties:
Acquisition and exploration costs — Domestic	55,544	36,778

	$2,350,526	$1,574,529

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Assessment of Internal Control Over Financial Reporting

Management’s Report on Assessment of Internal Control Over Financial Reporting is included on page 44 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2008.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be included in the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2008.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements:  See Item 8.

2. Financial Statement Schedules:  None.

3. Exhibits.  The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

Exhibit
Number	Description

3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
10.1	Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.2	Share Purchase Agreement dated September 26, 2007 between UP Energy Corporation and SPC E&P (China) Pte. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 26, 2007).
10.3	Precedent Agreement between Rockies Express Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed on February 9, 2006).
10.4	Precedent Agreement between Rockies Express Pipeline LLC, Entrega Gas Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on February 9, 2006).
10.5	Ultra Petroleum Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-132443), filed with the SEC on March 15, 2006).
10.6	Ultra Petroleum Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13278), filed with the SEC on March 15, 2001).

Exhibit
Number		Description

10.7		Ultra Petroleum Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13342) filed with the SEC on April 2, 2001).
10.8		Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.9		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
*10	.10	Base Contract for Sale and Purchase of Natural Gas dated November 1, 2004 between Ultra Resources, Inc. and Tenaska Marketing Ventures.
*10	.11	Base Contract for Sale and Purchase of Natural Gas dated November 1, 2007 between Ultra Resources, Inc. and Nicor Enerchange, LLC.
21.1		Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
*23	.1	Consent of Netherland, Sewell & Associates, Inc.
*23	.2	Consent of Ryder Scott Company.
*23	.3	Consent of Ernst & Young LLP.
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*100	.INS	XBRL Instance Document
*100	.SCH	XBRL Taxonomy Extension Schema Document
*100	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*100	.LAB	XBRL Taxonomy Extension Label Linkbase Document
*100	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman of the Board,
Chief Executive Officer, and President

Date: February 20, 2009

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 20, 2009

/s/ Marshall D. Smith Marshall D. Smith	Chief Financial Officer (principal financial officer)	February 20, 2009

/s/ Garland R. Shaw Garland R. Shaw	Corporate Controller (principal accounting officer)	February 20, 2009

/s/ W. Charles Helton W. Charles Helton	Director	February 20, 2009

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 20, 2009

/s/ Robert E. Rigney Robert E. Rigney	Director	February 20, 2009

/s/ Roger A. Brown Roger A. Brown	Director	February 20, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2		By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1		Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2		Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
10.1		Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.2		Share Purchase Agreement dated September 26, 2007 between UP Energy Corporation and SPC E&P (China) Pte. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 26, 2007).
10.3		Precedent Agreement between Rockies Express Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed on February 9, 2006).
10.4		Precedent Agreement between Rockies Express Pipeline LLC, Entrega Gas Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on February 9, 2006).
10.5		Ultra Petroleum Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-132443), filed with the SEC on March 15, 2006).
10.6		Ultra Petroleum Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13278), filed with the SEC on March 15, 2001).
10.7		Ultra Petroleum Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13342) filed with the SEC on April 2, 2001).
10.8		Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.9		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
*10	.10	Base Contract for Sale and Purchase of Natural Gas dated November 1, 2004 between Ultra Resources, Inc. and Tenaska Marketing Ventures.
*10	.11	Base Contract for Sale and Purchase of Natural Gas dated November 1, 2007 between Ultra Resources, Inc. and Nicor Enerchange, LLC.
21.1		Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
*23	.1	Consent of Netherland, Sewell & Associates, Inc.
*23	.2	Consent of Ryder Scott Company .
*23	.3	Consent of Ernst & Young LLP.
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

*100	.INS	XBRL Instance Document
*100	.SCH	XBRL Taxonomy Extension Schema Document
*100	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*100	.LAB	XBRL Taxonomy Extension Label Linkbase Document
*100	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith