Form 10-Q
period 2009-03-31
ULTRA PETROLEUM CORP
filed 2009-05-06
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 30, 2009 was 151,264,256.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$158,830	$249,121
Oil sales	9,123	22,016

Total operating revenues	167,953	271,137
Expenses:
Lease operating expenses	10,243	10,737
Production taxes	17,351	30,935
Gathering fees	10,791	9,998
Transportation charges	13,355	9,657
Depletion and depreciation	60,661	42,250
Write-down of proved oil and gas properties	1,037,000	—
General and administrative	4,574	4,345

Total operating expenses	1,153,975	107,922
Operating (loss) income	(986,022)	163,215
Other income (expense), net:
Interest expense	(7,297)	(5,272)
Other expense	(2,631)	(12)
Gain (loss) on commodity derivatives	206,428	(27,673)
Interest income	18	162

Total other income (expense), net	196,518	(32,795)
(Loss) income before income tax (benefit) provision	(789,504)	130,420
Income tax (benefit) provision	(276,916)	47,021

Net (loss) income from continuing operations	(512,588)	83,399
(Loss) from discontinued operations, net of tax	—	(67)

Net (loss) income	(512,588)	83,332
Basic (Loss) Earnings per Share:
(Loss) income per common share from continuing operations	$(3.39)	$0.55

(Loss) income per common share from discontinued operations	$0.00	$0.00

Net (loss) income per common share	$(3.39)	$0.55

Fully Diluted (Loss) Earnings per Share:
(Loss) income per common share from continuing operations	$(3.39)	$0.53

(Loss) income per common share from discontinued operations	$0.00	$0.00

Net (loss) income per common share	$(3.39)	$0.53

Weighted average common shares outstanding — basic	151,238	152,501

Weighted average common shares outstanding — fully diluted	151,238	158,083

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Amounts in thousands
	of U.S. dollars)

ASSETS
Current assets:
Cash and cash equivalents	$14,396		$14,157
Restricted cash	1,669		2,727
Accounts receivable	97,246		126,710
Derivative assets	212,874		39,939
Inventory	8,832		8,522
Prepaid drilling costs and other current assets	4,297		6,163

Total current assets	339,314		198,218
Oil and gas properties, net, using the full cost method of accounting:
Proved	1,475,574		2,294,982
Unproved properties not being amortized	—		55,544
Property, plant and equipment	6,135		5,770
Deferred financing costs, derivative assets and other	15,947		3,648

Total assets	$1,836,970		$2,558,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$135,307		$163,902
Production taxes payable	57,276		61,416
Derivative liabilities	151		1,712
Capital cost accrual	61,914		120,543

Total current liabilities	254,648		347,573
Long-term debt	721,000		570,000
Deferred income tax liability	224,757		503,597
Other long-term obligations	57,369		46,206
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 151,262,256 and 151,232,545, respectively	350,214		346,832
Treasury stock	(43,615)		(45,740)
Retained earnings	260,535		774,117
Accumulated other comprehensive income	12,062		15,577

Total shareholders’ equity	579,196		1,090,786

Total liabilities and shareholders’ equity	$1,836,970	20$	2,558,162

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(512,588)	$83,332
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax provision of ($36)	—	67
Depletion and depreciation	60,661	42,250
Write-down of proved oil and gas properties	1,037,000	—
Deferred income taxes	(276,939)	47,220
Unrealized (gain) loss on commodity derivatives	(186,073)	27,673
Excess tax benefit from stock based compensation	—	(25,529)
Stock compensation	2,125	854
Other	117	90
Net changes in non-cash working capital:
Restricted cash	1,058	(8)
Accounts receivable	29,464	(2,163)
Prepaid expenses and other current and non-current assets	2,006	(3,299)
Other non-current assets	(2,323)	—
Accounts payable and accrued liabilities	(31,966)	24,140
Other long-term obligations	9,375	13,744
Current taxes payable	—	(10,839)

Net cash provided by operating activities	131,917	197,532
Investing activities:
Oil and gas property expenditures	(221,869)	(179,349)
Post-closing adjustments on sale of subsidiary	—	(103)
Change in capital cost accrual	(58,629)	6,028
Inventory	(310)	824
Purchase of capital assets	(591)	(347)

Net cash used in investing activities	(281,399)	(172,947)
Financing activities:
Borrowings on long-term debt	493,000	332,000
Payments on long-term debt	(342,000)	(322,000)
Deferred financing costs	(1,279)	(1,580)
Repurchased shares	—	(29,829)
Excess tax benefit from stock based compensation	—	25,529
Proceeds from exercise of options	—	7,002

Net cash provided by financing activities	149,721	11,122
Increase in cash during the period	239	35,707
Cash and cash equivalents, beginning of period	14,157	10,632

Cash and cash equivalents, end of period	$14,396	$46,339

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

The accompanying financial statements, other than the balance sheet data as of December 31, 2008, are unaudited and were prepared from the Company’s records. Balance sheet data as of December 31, 2008 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

(a) Basis of presentation and principles of consolidation:  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries UP Energy Corporation and Ultra Resources, Inc. The Company presents its financial statements in accordance with GAAP. All inter-company transactions and balances have been eliminated upon consolidation.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the full cost method, costs of unevaluated properties and major development projects expected to require significant future costs may be excluded from capitalized costs being amortized. The Company excludes significant costs until proved reserves are found or until it is determined that the costs are impaired. Excluded costs, if any, are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing prices in effect on the last day of the quarter. SEC regulation S-X Rule 4-10 states that if prices in effect at the end of a quarter are the result of a temporary decline and prices improve prior to the issuance of the financial statements, the increased price may be applied in the computation of the ceiling test. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower DD&A expense in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. The effect of implementing SFAS No. 143 had no effect on the ceiling test calculation as the future cash outflows associated with settling asset retirement obligations are excluded from this calculation.

The Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is reflected as write-down of oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate. If oil and gas prices continue to decline below those at March 31, 2009, additional write-downs of oil and gas properties are likely to occur.

(f) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At March 31, 2009, drilling and completion supplies inventory of $8.8 million primarily includes the cost of pipe and production equipment that will be utilized during the 2009 drilling program.

(g) Derivative Instruments and Hedging Activities:  The Company relies on derivative instruments to manage its exposure to commodity price risk. The Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. The Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of SFAS No. 133. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to increase transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 effective January 1, 2009. SFAS No. 161 is a disclosure requirement that does not affect the Company’s consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows FASB Interpretation No. 48 (“FIN 48”) which requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

(i) Earnings per share:  Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

The following table provides a reconciliation of the components of basic and diluted net income per common share:

	Three Months Ended
	March 31,	March 31,
	2009(1)	2008

Net (loss) income from continuing operations	$(512,588)	$83,399
Net (loss) income from discontinued operations	—	(67)

Net (loss) income	$(512,588)	$83,332

Weighted average common shares outstanding during the period	151,238	152,501
Effect of dilutive instruments	—	5,582

Weighted average common shares outstanding during the period including the effects of dilutive instruments	151,238	158,083

Basic (Loss) Earnings per Share:
(Loss) income per common share from continuing operations	$(3.39)	$0.55

(Loss) income per common share from discontinued operations	$0.00	$0.00

Net (loss) income per common share	$(3.39)	$0.55

Fully Diluted (Loss) Earnings per Share:
(Loss) income per common share from continuing operations	$(3.39)	$0.53

(Loss) income per common share from discontinued operations	$0.00	$0.00

Net (loss) income per common share	$(3.39)	$0.53

(1)	Due to the net loss for the three months ended March 31, 2009, 2.6 million shares for options and restricted stock were anti-dilutive and excluded from the computation of loss per share.

(j) Use of estimates:  Preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Accounting for share-based compensation:  The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

(l) Fair Value Accounting.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement did not require any new fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, SFAS No. 157-2 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity. See Note 7 for additional information.

(m) Asset Retirement Obligation.  The initial estimated retirement obligation of properties is recognized as a liability, with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.

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

	For the Three Months
	Ended March 31,
	2009	2008

Net (loss) income	$(512,588)	$83,332
Loss on derivative instruments*	(5,416)	(29,918)
Tax benefit on loss on derivative instruments*	1,901	10,501

Other comprehensive (loss) income	$(516,103)	$63,915

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 6). The net gain or loss in accumulated other comprehensive income at

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2009, the Company recorded a current asset of $212.9 million, a non-current asset of $9.0 million, a current hedge liability of $0.2 million and a non-current hedge liability of $2.8 million associated with the fair value of derivative instruments.

(p) Reclassifications:  Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

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

The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 is intended to improved financial reporting by identifying a consistent framework or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company adopted SFAS No. 162 effective January 1, 2009 and the implementation did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

2.	OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2009	2008

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$3,086,835	$2,809,082
Less accumulated depletion, depreciation and amortization	(1,611,261)	(514,100)

	1,475,574	2,294,982
Unproven Properties*:
Acquisition and exploration costs not being amortized	—	55,544

	$1,475,574	$2,350,526

*	The Company holds interests in unproven properties in which leasehold costs and seismic costs related to these interests of $55.5 million were excluded from the amortization base at December 31, 2008. Exclusion from amortization is permitted in order to avoid distortion in the amortization per unit that could result if the cost of unevaluated properties with no proved reserves attributed to them was included in the amortization base. Effective January 1, 2009, the Company has determined that these costs are not significant enough to warrant exclusion from the amortization base and has begun amortizing the costs on a unit of production basis.

The Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected as write-down of oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate. If oil and gas prices continue to decline below those at March 31, 2009, additional write-downs of oil and gas properties are likely to occur.

3.	LONG-TERM LIABILITIES:

	March 31,	December 31,
	2009	2008

Bank indebtedness	$186,000	$270,000
Senior notes	535,000	300,000
Other long-term obligations	57,369	46,206

	$778,369	$616,206

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of March 31, 2009).

At March 31, 2009, we had $186.0 million in outstanding borrowings and $314.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2009, we were in compliance with all of our debt covenants under our credit facility.

Senior Notes, due 2016 and 2019:  On March 5, 2009, our wholly-owned subsidiary, Ultra Resources, Inc., issued $235.0 million Senior Notes (“the 2009 Senior Notes”) pursuant to a Master Note Purchase Agreement dated March 6, 2008 as supplemented by a First Supplement thereto dated March 5, 2009 between the Company and the purchasers of the 2009 Senior Notes. The 2009 Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the 2009 Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the 2009 Senior Notes, $173.0 million are 7.77% senior notes due March 1, 2019 and $62.0 million are 7.31% senior notes due March 1, 2016.

Proceeds from the sale of the 2009 Senior Notes were used to repay bank debt, but did not reduce the borrowings available to us under the revolving credit facility.

The 2009 Senior Notes are pre-payable in whole or in part at any time. The 2009 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2009 Senior Notes may accelerate all the 2009 Senior Notes. At March 31, 2009, we were in compliance with all of our debt covenants under the 2009 Senior Notes.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes, due 2015 and 2018:  On March 6, 2008, our wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the 2008 Senior Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. The 2008 Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the 2008 Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the 2008 Senior Notes, $200.0 million are 5.92% senior notes due March 1, 2018 and $100.0 million are 5.45% senior notes due March 1, 2015.

Proceeds from the sale of the 2008 Senior Notes were used to repay bank debt, but did not reduce the borrowings available to us under the revolving credit facility. The 2008 Senior Notes are pre-payable in whole or in part at any time. The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2008 Senior Notes may accelerate all the 2008 Senior Notes. At March 31, 2009, we were in compliance with all of our debt covenants under the 2008 Senior Notes.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable, the long-term portion of our commodity derivative liability and our asset retirement obligations.

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information under SFAS 123R

The following table summarizes share-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Total cost of share-based payment plans	$3,742	$1,745
Amounts capitalized in fixed assets	$1,617	$891
Amounts charged against income, before income tax benefit	$2,125	$854
Amount of related income tax benefit recognized in income	$745	$300

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

	Three Months Ended
	March 31, 2009		March 31, 2008
	Non-Executives	Executives	Non-Executives	Executives

Expected volatility	41.2 - 47.6%	42.5 - 43.3%	41.2 - 41.4%	42.5%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.01 - 5.15	5.98 - 6.45	5.01 - 5.06	5.98
Risk free rate	2.48 - 3.41%	2.98 - 3.00%	2.48 - 3.28%	2.98%
Expected forfeiture rate	14.0%	14.0%	15.0%	15.0%

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2009:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2007	7,589	$0.25 to $67.73

Granted	299	$51.14 to $98.87
Forfeited	(80)	$51.60 to $85.05
Exercised	(3,595)	$0.25 to $67.73

Balance, December 31, 2008	4,213	$0.25 to $98.87

Granted	—	—
Forfeited	(5)	$51.60 to $78.55
Exercised	—	—

Balance, March 31, 2009	4,208	$0.25 to $98.87

Performance Share Plans:

Long Term Incentive Plans.  Each year since 2005, the Company has adopted a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. For 2007 and 2008, each LTIP had two components: an “LTIP Stock Option Award” and an “LTIP Common Stock Award.” In 2009, the Committee approved an LTIP award consisting only of performance-based restricted stock units to be awarded to each participant.

Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value (“LTI Value”). The LTIP Common Stock Award in 2007 and 2008 and the 2009 LTIP award of restricted stock units are performance-based and are measured over a three year performance period. For each LTIP award, the Committee establishes performance measures at the beginning of each performance period, and each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2007, 2008 and 2009 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the quarter ended March 31, 2009, the Company recognized $1.0 million in pre-tax compensation expense related to the 2007 LTIP Common Stock Award, 2008 LTIP Common Stock Award and 2009 LTIP award of restricted stock units. For the quarter ended March 31, 2008, the Company recognized $0.5 million in pre-tax compensation expense related to the 2006, 2007, and 2008 LTIP Common Stock Awards. The amounts recognized during the quarter ended March 31, 2009 assumes that maximum performance objectives are attained under the 2007 and 2008 LTIP awards and that target levels are attained for the 2009 LTIP award. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2009, for each of the three year performance periods is expected to be approximately $3.7 million (maximum level), $3.5 million (maximum level), and $6.0 million (target level) related to the 2007 LTIP Common Stock Award, 2008 LTIP Common Stock Award and 2009 LTIP award of restricted stock units, respectively. The 2006 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2009 and totaled $2.7 million.

Best in Class Program.  In May 2008, the Company established the 2008 Best in Class Program for all permanent, full-time employees. Under the 2008 Best in Class Program, participants are eligible to receive a number of shares of the Company’s common stock based on the performance of the Company. As with the LTIP, the 2008 Best in Class Program is measured over a three year performance period. The 2008 Best in Class Program

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes and financially rewards the collective efforts of all of the Company’s employees in achieving sustained industry leading performance and the enhancement of shareholder value. Under the 2008 Best in Class Program, on January 1, 2008 or the employment date if subsequent to January 1, 2008, eligible employees received a contingent award of stock units equal to $60,000 worth of the Company’s common stock based on the average high and low share price on the first day of the performance period. Employees joining the Company after January 1, 2008 participate on a pro-rata basis based on their length of employment during the performance period.

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

For the quarter ended March 31, 2009, the Company recognized $0.2 million in pre-tax compensation expense related to the 2008 Best in Class Program. The amount recognized for the quarter ended March 31, 2009 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation related to the 2008 Best in Class Program is estimated at $3.7 million at March 31, 2009.

5.	INCOME TAXES:

The amount of unrecognized tax benefits did not materially change as of March 31, 2009. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. Interest expense or penalties recognized during the three months ended March 31, 2009 were immaterial.

The following table summarizes the components of income tax (benefit) provision for the three months ended March 31, 2009 and 2008:

	For the Three Months
	Ended March 31,
	2009		2008
	$	Rate	$	Rate

Continuing Operations —
Current — State tax payments	$23	0.0%	$10	0.0%
Current — Federal tax credit	—	0.0%	(209)	(0.1)%
Deferred tax (benefit) expense	(276,939)	(35.1)%	47,220	36.2%

Income tax (benefit) Provision	$(276,916)	(35.1)%	$47,021	36.1%

Discontinued Operations —
Deferred tax (benefit) — China	$—	0.0%	$(36)	(35.1)%

Income tax (benefit)	$—	0.0%	$(36)	(35.1)%

Total income tax (benefit) provision	$(276,916)	(35.1)%	$46,985	36.1%

6.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

The Company relies on derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program. The

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties such as Inside FERC Gas Market Report. The Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of SFAS No. 133.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations. Unrealized gains or losses on commodity derivatives represents the non-cash change in the fair value of these derivative instruments and does not impact operating cash flows on the Consolidated Statements of Cash Flows.

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

During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provides operational flexibility to curtail gas production in the event of continued declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with upcoming settlements for production months from April 2009 through December 2010.

At March 31, 2009, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 7 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume-	Average	March 31,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2009

Swap	Mid Continent	April 2009 - October 2009	130,000	$4.99	$50,240
Swap	NW Rockies	April 2009 - October 2009	130,000	$5.85	$87,440
Swap	NW Rockies	November 2009	50,000	$3.53	$237
Swap	NW Rockies	January 2009 - December 2009	100,000	$5.65	$73,332
Swap	NW Rockies	January 2010 - December 2010	60,000	$4.99	$9,120
Swap	NW Rockies	January 2011 - December 2011	10,000	$5.00	$(1,485)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (refer to Note 1(o) for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months
	Ended March 31,
	2009	2008

Natural Gas Commodity Derivatives:
Realized gain (loss) on derivatives(1)	$20,355	$—
Unrealized gain (loss) on commodity derivatives(2)	$186,073	$(27,673)

Total gain (loss) on commodity derivatives	$206,428	$(27,673)

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations. (Related tax expense of $7,145).

(2)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations. (Related tax expense (benefit) of $65,312 and ($9,713), respectively).

Subsequent to March 31, 2009 and through May 1, 2009, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and the pays the variable price:

			Volume-	Average
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	NW Rockies	January 2010 - December 2011	150,000	$5.00
Swap	Northeast	January 2010 - December 2011	20,000	$6.35

7.	FAIR VALUE MEASUREMENTS:

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of March 31, 2009. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$212,874	$—	$212,874
Non-current derivative asset	$—	$8,953	$—	$8,953
Liabilities:
Current derivative liability	$—	$151	$—	$151
Non-current derivative liability	$—	$2,792	$—	$2,792

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

For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily asset retirement obligations, SFAS No. 157-2 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity.

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

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated, all amounts are expressed in U.S. dollars. We operate in one industry segment, natural gas and oil exploration and development with one geographical segment, the United States.

The Company currently generates substantially all of its revenue, earnings and cash flow from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2009 have ranged from $2.33 to $8.81 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. During the quarter ended March 31, 2009, the average price realization for the Company’s natural gas was $4.46 per Mcf, including realized gain or loss on commodity derivatives. The Company’s average price realization for natural gas was $3.95 per Mcf, excluding the realized gain or loss on commodity derivatives. (See Note 6).

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 24% production growth on an Mcfe basis during the quarter ended March 31, 2009 as compared to the same quarter in 2008.

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

In 2008 and the first quarter of 2009, we saw significant changes in the business environment in which we operate, including severe economic uncertainty, increasing market volatility and continued tightening of credit markets. These market conditions contributed to record high commodity prices during most of 2008 and nearly unprecedented drops in these commodity prices in the second half of 2008 and the first quarter of 2009. We believe we are well positioned to weather the current economic downturn because of our status as a low cost operator in the industry and our financial flexibility. Although we expect that our net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate strong cash flow from operations, which, along with our available cash, will provide sufficient liquidity to allow us to return value to our shareholders. While it is possible that we may not have access to the credit markets on acceptable terms, we expect to rely on our available cash, our existing credit facility and the cash we generate from our operations to meet our obligations and fund our capital expenditures and operations over the next twelve months. A continued, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

Rockies Express Pipeline.  In December 2005, the Company agreed to become an anchor shipper on the Rockies Express Pipeline (“REX”) securing pipeline infrastructure providing sufficient capacity to transport a portion of our natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for our natural gas in the future. The Company’s commitment involves capacity of 200,000 MMBtu per day of natural gas for a term of 10 years (beginning in the first quarter of 2008 when REX — West became operational), and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper.

The pipeline is being built in two phases: REX — West (Wyoming to Missouri — in service) and REX — East (Missouri to Ohio — under construction). The REX partners have recently updated guidance on the timing for completion of various portions of REX — East. As of April 2009, REX projects it will initially commence REX — East service to five delivery points in Illinois (NGPL, Ameren, Trunkline, Midwestern and PEPL) by the end of

May 2009. REX also confirmed its previously projected in-service dates for an additional 169 miles of pipeline and an additional nine pipeline interconnections in Indiana and western Ohio will be placed into service on or around June 15, 2009. Kinder Morgan further advised that the balance of the REX — East pipeline will be available to be placed into service by November 1, 2009.

Discontinued Operations.  On September 27, 2007, the Company announced the execution of a stock purchase agreement for the sale of Sino-American Energy Corporation which represents all of Ultra’s interest in Bohai Bay, China for $223 million. The sale closed on October 22, 2007, with an effective date of June 30, 2007. The Company accounted for its Sino-American operations as discontinued operations.

Derivative Instruments and Hedging Activities.  The Company relies on derivative instruments to manage its exposure to commodity price risk. The Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. The Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of SFAS No. 133.

Effective November 3, 2008, the Company has changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company has historically followed hedge accounting for its natural gas hedges. Under this accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income (loss). When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company will continue to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but will record the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives. There will be no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity, and there is no impact on any of the financial covenants under the Company’s Senior Credit Facility, 2008 Senior Notes or 2009 Senior Notes.

During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provides operational flexibility to curtail gas production in the event of continued declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with upcoming settlements for production months from April 2009 through December 2010.

Fair Value Measurements.  The Company adopted SFAS No. 157 as of January 1, 2008. The implementation of SFAS No. 157 was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. See Note 7 for additional information. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily asset retirement obligations, SFAS No. 157-2 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity.

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

The fair values summarized below were determined in accordance with the requirements of SFAS No. 157. In addition, we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by SFAS No. 157. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at March 31, 2009 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Current derivative asset	$—	$212,874	$—	$212,874
Non-current derivative asset	$—	$8,953	$—	$8,953
Liabilities:
Current derivative liability	$—	$151	$—	$151
Non-current derivative liability	$—	$2,792	$—	$2,792

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

Asset Retirement Obligation.  The initial estimated retirement obligation of properties is recognized as a liability, with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.

Share-Based Payment Arrangements.  The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2009 and 2008 was $2.1 million and $0.9 million, respectively. At March 31, 2009, there was $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 1.3 years. See Note 4 for additional information.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Write-down of oil and gas properties.  The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities.

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

The Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is reflected as write-down of oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate. If oil and gas prices continue to decline below those at March 31, 2009, additional write-downs of oil and gas properties are likely to occur.

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2009 VS. QUARTER ENDED MARCH 31, 2008

During the first quarter of 2009, production increased 24% on a gas equivalent basis to 42.1 Bcfe from 34.1 Bcfe for the same quarter in 2008 attributable to the Company’s successful drilling activities during 2008 and in the first three months of 2009. Realized natural gas prices, including realized gain and loss on commodity derivatives, decreased 42% to $4.46 per Mcf in the first quarter of 2009 as compared to $7.66 for the first quarter of 2008. During the three months ended March 31, 2009, the Company’s average price realization for natural gas was $3.95 per Mcf, excluding realized gains and losses on commodity derivatives. The decrease in realized average natural gas prices partially offset by the increase in production contributed to a 38% decrease in revenues to $168.0 million as compared to $271.1 million in 2008.

Lease operating expense (“LOE”) decreased to $10.2 million at March 31, 2009 compared to $10.7 million at March 31, 2008 due primarily to decreased costs related to water disposal on non-operated properties during the quarter ended March 31, 2009. On a unit of production basis, LOE costs decreased to $0.24 per Mcfe at March 31, 2009 compared to $0.32 per Mcfe at March 31, 2008 as a result of reduced water disposal costs on non-operated properties.

During the first quarter of 2009, production taxes were $17.4 million compared to $30.9 million during the first quarter of 2008, or $0.41 per Mcfe, compared to $0.91 per Mcfe. The decrease in per unit taxes is attributable to decreased sales revenues as a result of lower realized gas prices partially offset by increased production during the quarter ended March 31, 2009 as compared to the same period in 2008. Production taxes are calculated based on a percentage of revenue from production.

Gathering fees increased to $10.8 million at March 31, 2009 compared to $10.0 million at March 31, 2008 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.26 per Mcfe for the three months ended March 31, 2009 as compared to $0.29 per Mcfe for the same period in 2008 as a result of increased production volumes.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred transportation demand charges totaling $13.4 million for the quarter ended March 31, 2009 as compared to $9.7 million for the same period in 2008 in association with REX Pipeline demand charges. On a per unit basis, transportation demand charges increased to $0.32 per Mcfe for the three months ended March 31, 2009 as compared to $0.28 per Mcfe for the same period in 2008. Interim service at various delivery points on REX — West became available during the first quarter of 2008 while service on REX — West was available during the entire quarter ended March 31, 2009.

Depletion, depreciation and amortization (“DD&A”) expenses increased to $60.7 million during the quarter ended March 31, 2009 from $42.3 million for the same period in 2008, attributable to increased production volumes and a higher depletion rate, due mainly to increased development costs. On a unit basis, DD&A increased to $1.44 per Mcfe at March 31, 2009 from $1.24 at March 31, 2008.

The Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties at March 31, 2009 as a result of ceiling test limitations. Under the full cost method of accounting, the ceiling test limits pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. The capitalized costs exceeded the ceiling limitation at March 31, 2009 and the Company recorded a write-down to the extent of the excess as a non-cash charge to earnings. The write-down reduced earnings in first quarter of 2009 and will result in lower DD&A expense in future periods.

General and administrative expenses remained relatively flat at $4.6 million ($0.11 per Mcfe) at March 31, 2009 compared to $4.3 million ($0.13 per Mcfe) for the same period in 2008.

Interest expense increased to $7.3 million during the quarter ended March 31, 2009 compared to $5.3 million during the same period in 2008 as a result of increased borrowings during the quarter ended March 31, 2009. At March 31, 2009, the Company had $721.0 million in borrowings outstanding.

Other expense increased to $2.6 million as of March 31, 2009 primarily as a result of rig termination payments during the quarter ended March 31, 2009.

During the quarter ended March 31, 2009, the Company recognized $20.4 million and $186.1 million related to realized gain on commodity derivatives and unrealized gain on commodity derivatives, respectively as compared to $27.7 million in unrealized loss on commodity derivatives during the quarter ended March 31, 2008. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts while the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments.

The Company recognized a loss before income taxes of $789.5 million for the quarter ended March 31, 2009 compared with income of $130.4 million for the same period in 2008. The decrease in earnings is primarily a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation, decreased natural gas prices partially offset by increased production and gains on commodity derivatives during the quarter ended March 31, 2009 as compared to the same period in 2008.

The income tax benefit recognized for the quarter ended March 31, 2009 was $276.9 million compared with an income tax provision of $47.0 million for the three months ended March 31, 2008 due to a net loss during the quarter ended March 31, 2009 primarily as a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation.

For the quarter ended March 31, 2009, the Company recognized a net loss of $512.6 million or $3.39 per diluted share as compared with net income of $83.3 million or $0.53 per diluted share for the same period in 2008 primarily attributable to the non-cash write-down of oil and gas properties associated with the ceiling test limitation, decreased natural gas prices partially offset by increased production and gains on commodity derivatives during the quarter ended March 31, 2009 as compared to the same period in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2009, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the 2009 Senior Notes to finance its capital expenditures. The Company participated in the drilling of 111 wells in Wyoming and Pennsylvania. For the three month period ended March 31, 2009, net capital expenditures were $221.9 million. At March 31, 2009, the Company reported a cash position of $14.4 million compared to $46.3 million at March 31, 2008. Working capital at March 31, 2009 was $84.7 million compared to a deficit of $109.0 million at March 31, 2008. At March 31, 2009, we had $186.0 million in outstanding borrowings and $314.0 million of available borrowing capacity under our credit facility. In addition, the Company had $300.0 million and $235.0 million outstanding under its 2008 Senior Notes and 2009 Senior Notes, respectively, at March 31, 2009 (See Note 3) and other long-term obligations of $57.4 million at March 31, 2009 is comprised of items payable in more than one year, primarily related to production taxes.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2009, which are currently projected to be $670.0 million. Of the $670.0 million budget, the Company plans to allocate approximately 90% to Wyoming and 10% to Pennsylvania.

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (87.5 basis points per annum as of March 31, 2009).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2009, we were in compliance with all of our debt covenants under our credit facility.

Senior Notes, due 2016 and 2019:  On March 5, 2009, our wholly-owned subsidiary, Ultra Resources, Inc., issued $235.0 million Senior Notes (“the 2009 Senior Notes”) pursuant to a Master Note Purchase Agreement dated March 6, 2008 as supplemented by a First Supplement thereto dated March 5, 2009 between the Company and the purchasers of the 2009 Senior Notes. The 2009 Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the 2009 Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the 2009 Senior Notes, $173.0 million are 7.77% senior notes due March 1, 2019 and $62.0 million are 7.31% senior notes due March 1, 2016.

Proceeds from the sale of the 2009 Senior Notes were used to repay bank debt, but did not reduce the borrowings available to us under the revolving credit facility.

The 2009 Senior Notes are pre-payable in whole or in part at any time. The 2009 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2009 Senior Notes may accelerate all the 2009 Senior Notes. At March 31, 2009, we were in compliance with all of our debt covenants under the 2009 Senior Notes.

Senior Notes, due 2015 and 2018:  On March 6, 2008, our wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the 2008 Senior Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. The 2008 Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the 2008 Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. Of the 2008 Senior Notes, $200.0 million are 5.92% senior notes due March 1, 2018 and $100.0 million are 5.45% senior notes due March 1, 2015.

Proceeds from the sale of the 2008 Senior Notes were used to repay bank debt, but did not reduce the borrowings available to us under the revolving credit facility.

The 2008 Senior Notes are pre-payable in whole or in part at any time. The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2008 Senior Notes may accelerate all the 2008 Senior Notes. At March 31, 2009, we were in compliance with all of our debt covenants under the 2008 Senior Notes.

Operating Activities.  During the three months ended March 31, 2009, net cash provided by operating activities was $131.9 million, a 33% decrease over the $197.5 million for the same period in 2008. The decrease in net cash provided by operating activities was largely attributable to the decrease in realized natural gas prices partially offset by increased production during the three months ended March 31, 2009 as compared to the same period in 2008.

Investing Activities.  During the three months ended March 31, 2009, net cash used in investing activities was $281.4 million as compared to $172.9 million for the same period in 2008. The increase in net cash used in investing activities is largely due to increased capital expenditures associated with the Company’s drilling activities in 2009 and the timing of payments associated with capital costs incurred during 2008 and paid during the first quarter of 2009.

Financing Activities.  During the three months ended March 31, 2009, net cash provided by financing activities was $149.7 million as compared to $11.1 million for the same period in 2008. The increase in cash provided by net financing activities is primarily attributable to increased net borrowings of $151.0 million during the three months ended March 31, 2009 as compared to net borrowings of $10.0 million during the same period in 2008.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2009.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. We are also subject to risks associated with the current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of government solutions. See the Company’s annual report on Form 10-K for the year ended December 31, 2008 for additional risks related to the Company’s business.

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

The Company relies on derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program. The Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties such as Inside FERC Gas Market Report. The Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of SFAS No. 133.

Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the Consolidated Balance Sheets, and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations. Unrealized gains or losses on commodity derivatives represents the non-cash change in the fair value of these derivative instruments and does not impact operating cash flows on the Consolidated Statements of Cash Flows.

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

During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provides operational flexibility to curtail gas production in the event of continued declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with upcoming settlements for production months from April 2009 through December 2010.

At March 31, 2009, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 7 for the detail of the asset and liability values of the following derivatives.

			Volume-	Average		Fair Value —
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU		March 31, 2009

Swap	Mid Continent	April 2009 - October 2009	130,000	-$	4.99	$50,240
Swap	NW Rockies	April 2009 - October 2009	130,000		$5.85	$87,440
Swap	NW Rockies	November 2009	50,000		$3.53	$237
Swap	NW Rockies	January 2009 - December 2009	100,000		$5.65	$73,332
Swap	NW Rockies	January 2010 - December 2010	60,000		$4.99	$9,120
Swap	NW Rockies	January 2011 - December 2011	10,000		$5.00	$(1,485)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (refer to Note 1(o) for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months
	Ended March 31,
	2009	2008

Natural Gas Commodity Derivatives:
Realized gain (loss) on derivatives(1)	$20,355	$—
Unrealized gain (loss) on commodity derivatives(2)	$186,073	$(27,673)

Total gain (loss) on commodity derivatives	$206,428	$(27,673)

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations. (Related tax expense of $7,145).

(2)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations. (Related tax expense (benefit) of $65,312 and $9,713, respectively).

Subsequent to March 31, 2009 and through May 1, 2009, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and the pays the variable price:

			Volume-	Average
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU

Swap	NW Rockies	January 2010 - December 2011	150,000	$5.00
Swap	Northeast	January 2010 - December 2011	20,000	$6.35

ITEM 4 —	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009. There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K —

(a)	Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.2		First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 10, 2009).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and
Chief Executive Officer

Date: May 6, 2009

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: May 6, 2009

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.2		First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 10, 2009).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith