Form 10-Q
period 2009-09-30
ULTRA PETROLEUM CORP
filed 2009-10-30
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 22, 2009 was 151,442,194.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$135,538	$266,573	$409,446	$793,140
Oil Sales	19,626	31,054	44,012	83,863

Total operating revenues	155,164	297,627	453,458	877,003
Expenses:
Lease operating expenses	9,741	8,501	30,128	27,800
Production taxes	15,220	31,625	45,309	98,336
Gathering fees	11,389	8,857	33,753	27,621
Transportation charges	16,284	11,431	42,824	33,101
Depletion and depreciation	46,367	45,652	152,002	130,681
Write-down of proved oil and gas properties	—	—	1,037,000	—
General and administrative	5,130	4,242	15,354	13,036

Total operating expenses	104,131	110,308	1,356,370	330,575
Operating income (loss)	51,033	187,319	(902,912)	546,428
Other income (expense), net:
Interest expense	(9,744)	(5,183)	(26,938)	(14,997)
(Loss) gain on commodity derivatives	(55,428)	58,117	90,301	18,848
Other income (expense) net	193	92	(2,925)	783

Total other (expense) income, net	(64,979)	53,026	60,438	4,634
(Loss) income before income tax (benefit) provision	(13,946)	240,345	(842,474)	551,062
Income tax (benefit) provision	(5,616)	91,370	(296,029)	201,880

Net (loss) income	$(8,330)	$148,975	$(546,445)	$349,182

Net (loss) income per common share — basic	$(0.06)	$0.98	$(3.61)	$2.29

Net (loss) income per common share — fully diluted	$(0.06)	$0.95	$(3.61)	$2.22

Weighted average common shares outstanding — basic	151,441	152,217	151,337	152,592

Weighted average common shares outstanding — fully diluted	151,441	156,072	151,337	157,326

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(Amounts in thousands of
	U. S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$12,994	$14,157
Restricted cash	1,683	2,727
Accounts receivable	116,936	126,710
Derivative assets	30,292	39,939
Inventory	4,763	8,522
Prepaid drilling costs and other current assets	3,739	6,163

Total current assets	170,407	198,218
Oil and gas properties, net, using the full cost method of accounting:
Proved	1,705,476	2,294,982
Unproved properties not being amortized	—	55,544
Property, plant and equipment	5,994	5,770
Deferred financing costs and other	9,232	3,648

Total assets	$1,891,109	$2,558,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,892	$163,902
Production taxes payable	73,651	61,416
Derivative liabilities	35,746	1,712
Capital cost accrual	68,488	120,543

Total current liabilities	288,777	347,573
Long-term debt	730,000	570,000
Deferred income tax liability	188,407	503,597
Long-term derivative liabilities	93,718	—
Other long-term obligations	38,345	46,206
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 151,442,194 and 151,232,545, respectively	363,268	346,832
Treasury stock	(30,934)	(45,740)
Retained earnings	215,971	774,117
Accumulated other comprehensive income	3,557	15,577

Total shareholders’ equity	551,862	1,090,786

Total liabilities and shareholders’ equity	$1,891,109	$2,558,162

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(Amounts in thousands
	of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(546,445)	$349,182
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion and depreciation	152,002	130,681
Write-down of proved oil and gas properties	1,037,000	—
Deferred income taxes	(303,724)	197,350
Unrealized loss (gain) on commodity derivatives	118,879	(15,765)
Excess tax benefit from stock based compensation	(4,966)	(65,932)
Stock compensation	7,623	4,860
Other	881	(100)
Net changes in operating assets and liabilities:
Restricted cash	1,044	(97)
Accounts receivable	9,774	(14,496)
Prepaid expenses and other	2,740	(2,112)
Other non-current assets	(4,584)	—
Accounts payable, production taxes and accrued liabilities	(40,898)	100,374
Other long-term obligations	(8,557)	35,080
Current taxes payable	—	(10,839)

Net cash provided by operating activities	420,769	708,186
Investing Activities:
Oil and gas property expenditures	(536,958)	(678,978)
Post-closing adjustments on sale of subsidiary	—	640
Change in capital cost accrual	(52,055)	28,689
Inventory	3,759	7,307
Other	(703)	—
Purchase of capital assets	(932)	(1,098)

Net cash used in investing activities	(586,889)	(643,440)
Financing activities:
Borrowings on long-term debt	810,000	480,000
Payments on long-term debt	(650,000)	(322,000)
Deferred financing costs	(1,283)	(1,580)
Repurchased shares	—	(285,097)
Excess tax benefit from stock based compensation	4,966	65,932
Proceeds from exercise of options	1,274	18,366

Net cash provided by (used in) financing activities	164,957	(44,379)
(Decrease)/increase in cash during the period	(1,163)	20,367
Cash and cash equivalents, beginning of period	14,157	10,632

Cash and cash equivalents, end of period	$12,994	$30,999

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

During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

(f) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At September 30, 2009, drilling and completion supplies inventory of $4.8 million primarily includes the cost of pipe and production equipment that will be utilized during the 2009 and 2010 drilling programs.

(g) Derivative Instruments and Hedging Activities:  The Company relies on derivative instruments to manage its exposure to commodity price risk. The Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. From time to time, the Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

In March 2008, the FASB updated the requirements for disclosures about derivative instruments and hedging activities. The updated requirements are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to increase transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial position, financial performance, and cash flows. The Company adopted these provisions effective January 1, 2009. The adoption did not have a material impact on the Company’s results of operations and financial condition.

(h) Income taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria described in FASB ASC Topic 740, Income Taxes. In addition, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

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

The following table provides a reconciliation of components of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net (loss) income	$(8,330)	$148,975	$(546,445)	$349,182

Weighted average common shares outstanding during the period	151,441	152,217	151,337	152,592
Effect of dilutive instruments(1)(2)	—	3,855	—	4,734

Weighted average common shares outstanding during the period including the effects of dilutive instruments	151,441	156,072	151,337	157,326

Basic (loss) earnings per share:
Net (loss) income per common share — basic	$(0.06)	$0.98	$(3.61)	$2.29

Fully Diluted (loss) earnings per share:
Net (loss) income per common share — fully diluted	$(0.06)	$0.95	$(3.61)	$2.22

(1)	Due to the net loss for the three months ended September 30, 2009, 2.9 million shares for options and restricted stock were anti-dilutive and excluded from the computation of loss per share.

(2)	Due to the net loss for the nine months ended September 30, 2009, 2.8 million shares for options and restricted stock were anti-dilutive and excluded from the computation of loss per share.

(j) Use of estimates:  Preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k) Accounting for share-based compensation:  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values in accordance with FASB ASC Topic 718, Compensation — Stock Compensation.

(l) Fair Value Accounting.  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. The implementation was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, this respective subtopic of FASB ASC 820, was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity. See Note 7 for additional information.

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

(o) Other Comprehensive Income (Loss):  Other comprehensive income (loss) is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles impact Shareholders’ Equity, excluding transactions with shareholders.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(8,330)	$148,975	$(546,445)	$349,182
Realized (loss) gain on derivative instruments*	(5,960)	55,287	(18,520)	17,729
Tax benefit (expense) on realized (loss) gain on derivative instruments	2,092	(19,406)	6,500	(6,223)

Other comprehensive (loss) income	$(12,198)	$184,856	$(558,465)	$360,688

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 6). The net gain or loss in accumulated other comprehensive income at November 3, 2008 will remain on the balance sheet and the respective month’s gains or losses will continue to be reclassified from accumulated other comprehensive income to earnings as the counterparty settlements affect earnings (January through December 2009). It is still considered probable that the original forecasted transactions will occur; therefore, the net gain or loss in accumulated other comprehensive income shall not be immediately reclassified into earnings. As a result of the de-designation on November 3, 2008, the company no longer has any derivative instruments which qualify for cash flow hedge accounting.

(p) Reclassifications:  Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

(q) Impact of recently issued accounting pronouncements:  On September 15, 2009, the FASB issued a proposed Accounting Standards Update (“ASU”), Oil and Gas Reserve Estimation and Disclosures. The proposed ASU would amend FASB ASC Topic 932, Extractive Activities — Oil and Gas (“FASB ASC 932”) to align the reserve calculation and disclosure requirements of FASB ASC 932 with the requirements in the SEC Rule, Modernization of Oil and Gas Reporting Requirements. As proposed, the ASU would be effective for reporting periods ending on or after December 31, 2009.

On July 1, 2009, the FASB approved the final version of the Codification, which is effective for reporting periods after September 15, 2009. The codification is the single source of authoritative U.S. GAAP. U.S. GAAP is no longer issued in the form of an “accounting standard”, but rather as an update to the applicable “topic” or “subtopic” within the Codification. As such, accounting guidance is classified as either “authoritative” or “non-authoritative” based on its inclusion or exclusion from the Codification.

In April 2009, the FASB updated FASB ASC Topic 320, Investments — Debt and Equity Securities, which amends the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Other-than-temporary impairment relates to investments in debt and equity securities for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale). This amendment is effective for interim and annual reporting periods ending after June 15, 2009. Accordingly, the Company has adopted these provisions for the quarter ended June 30, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

On December 31, 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K revising oil and gas reserves estimation and disclosure requirements. The new rules include changes to pricing used to estimate reserves, the ability to include non-traditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company anticipates that the implementation of the new rule will provide a more meaningful and comprehensive understanding of the nature and associated risks of the Company’s underlying oil and gas reserves. The Company is continuing to evaluate the impact of this release.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2009	2008

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$3,406,896	$2,809,082
Less: Accumulated depletion, depreciation and amortization	(1,701,420)	(514,100)

	1,705,476	2,294,982
Unproven Properties:
Acquisition and exploration costs not being amortized*	—	55,544

	$1,705,476	$2,350,526

*	The Company holds interests in unproven properties in which leasehold costs and seismic costs related to these interests of $55.5 million were excluded from the amortization base at December 31, 2008. Exclusion from amortization is permitted in order to avoid distortion in the amortization per unit that could result if the cost of unevaluated properties with no proved reserves attributed to them was included in the amortization base. Effective January 1, 2009, the Company has determined that these costs are not significant enough to warrant exclusion from the amortization base and has begun amortizing the costs on a unit of production basis.

During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

3.	LONG-TERM LIABILITIES:

	September 30,	December 31,
	2009	2008

Bank indebtedness	$195,000	$270,000
Senior notes	535,000	300,000
Other long-term obligations	38,345	46,206

	$768,345	$616,206

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (100.0 basis points per annum as of September 30, 2009).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009, we had $195.0 million in outstanding borrowings and $305.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2009, we were in compliance with all of our debt covenants under our credit facility.

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

The 2009 Senior Notes are pre-payable in whole or in part at any time. The 2009 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2009 Senior Notes may accelerate all the 2009 Senior Notes. At September 30, 2009, we were in compliance with all of our debt covenants under the 2009 Senior Notes.

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

Proceeds from the sale of the 2008 Senior Notes were used to repay bank debt, but did not reduce the borrowings available to us under the revolving credit facility. The 2008 Senior Notes are pre-payable in whole or in part at any time. The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2008 Senior Notes may accelerate all the 2008 Senior Notes. At September 30, 2009, we were in compliance with all of our debt covenants under the 2008 Senior Notes.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable, the long-term portion of our incentive compensation plans and our asset retirement obligations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Total cost of share-based payment plans	$4,814	$2,871	$13,247	$7,737
Amounts capitalized in fixed assets	$2,009	$767	$5,624	$2,877
Amounts charged against income, before income tax benefit	$2,805	$2,104	$7,623	$4,860
Amount of related income tax benefit recognized in income	$985	$739	$2,676	$1,706

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimates are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the nine months ended September 30, 2009.

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2009 and the year ended December 31, 2008:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2007	7,589	$0.25 to $67.73

Granted	299	$51.14 to $98.87
Forfeited	(80)	$51.60 to $85.05
Exercised	(3,595)	$0.25 to $67.73

Balance, December 31, 2008	4,213	$0.25 to $98.87

Forfeited	(43)	$51.60 to $78.55
Exercised	(165)	$2.04 to $33.57

Balance, September 30, 2009	4,005	$0.25 to $98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.  Each year since 2005, the Company has adopted a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. For 2007 and 2008, each LTIP has two components: an “LTIP Stock Option Award” and an “LTIP Common Stock Award.” In 2009, the Compensation Committee (the “Committee”) approved an award consisting only of performance-based restricted stock units to be awarded to each participant.

Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value. The LTIP Common Stock Award in 2007 and 2008 and the 2009 LTIP award of restricted stock units are performance-based and are measured over a three year performance period. For each LTIP award, the Committee establishes performance measures at the beginning of each performance period, and each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2007, 2008 and 2009 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the nine months ended September 30, 2009, the Company recognized $3.9 million in pre-tax compensation expense related to the 2007 LTIP Common Stock Award, 2008 LTIP Common Stock Award and 2009 LTIP award of restricted stock units. For the nine months ended September 30, 2008, the Company recognized $1.6 million in pre-tax compensation expense related to the 2006, 2007, and 2008 LTIP Common Stock Awards. The amounts recognized during the nine months ended September 30, 2009 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at September 30, 2009, for each of the three year performance periods is expected to be approximately $4.0 million, $3.8 million, and $9.7 million related to the 2007 LTIP Common Stock Award, 2008 LTIP Common Stock Award and 2009 LTIP award of restricted stock units, respectively. Additional awards of restricted stock units were granted to eligible employees during 2009 with estimated total compensation of $9.6 million over the three year performance period assuming that maximum performance objectives are attained. The 2006 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2009 and totaled $2.7 million.

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

The number of contingent units that will become payable and vest upon distribution is based on the Company’s performance relative to the industry during a three year performance period beginning January 1, 2008, and ending December 31, 2010, and are set at threshold (50%), target (100%), and maximum (150%) levels. For each vested unit, the participant will receive one share of common stock. The participant must be employed on the date the awards are distributed in order to receive the award.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2009, the Company recognized $0.6 million in pre-tax compensation expense related to the 2008 Best in Class Program. For the nine months ended September 30, 2008 the Company recognized $0.5 million in pre-tax compensation expense related to the 2008 Best in Class Program. The amount recognized for the nine months ended September 30, 2009 and 2008 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation related to the 2008 Best in Class Program is estimated at $4.1 million as of September 30, 2009.

5.	INCOME TAXES:

During the quarter ended September 30, 2009, the Company recorded an income tax benefit of $5.6 million or 40.3% of the loss before income tax provision. This compares to a $91.4 million income tax provision or 38.1% of the income before income tax provision for the quarter ended September 30, 2008. The effective tax rate increased over the prior period primarily due to certain reconciling items related to the filing of the 2008 U.S. Income Tax Return in September 2009.

During the nine months ended September 30, 2009, the Company recorded an income tax benefit of $296.0 million or 35.1% of the loss before income tax provision. This compares to a $201.9 million income tax provision or 36.7% of the income before income tax provision for the nine months ended September 30, 2008. The effective tax rate decreased over the prior period primarily due to withholding taxes paid on share repurchase transactions during 2008.

6.	DERIVATIVE FINANCIAL INSTRUMENTS:

Objectives and Strategy:  The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Realized natural gas prices are derived from the financial statements which include the effects of realized gains and losses on commodity derivatives.

The Company relies on various types of derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program.

Commodity Derivative Contracts:  During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provides operational flexibility to curtail gas production in the event of continued declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with upcoming settlements for production months through December 2010. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

From time to time, the Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC 815, Derivatives and Hedging.

Fair Value of Commodity Derivatives:  FASB ASC 815 requires that all derivatives be recognized on the balance sheet as either an asset or liability and be measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not apply hedge accounting to any of its derivative instruments. The application of hedge accounting was discontinued by the Company for periods beginning on or after November 3, 2008.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current expense or income in the income statement. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and does not impact operating cash flows on the cash flow statement.

At September 30, 2009, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 7 for the detail of the asset and liability values of the following derivatives.

					Fair Value -
			Volume -	Average	September 30,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2009
					Asset/(Liability)

Swap	Mid Continent	October 2009	130,000	$4.99	$5,908
Swap	NW Rockies	October 2009	130,000	$5.85	$9,987
Swap	NW Rockies	November 2009	50,000	$3.53	$(1,404)
Swap	NW Rockies	Oct 2009 — Dec 2009	100,000	$5.65	$11,661
Swap	NW Rockies	Apr 2010 — Oct 2010	50,000	$5.05	$(4,266)
Swap	NW Rockies	Calendar 2010	50,000	$4.99	$(11,511)
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$(101,165)
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$(8,382)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (refer to Note 1 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Natural Gas Commodity Derivatives:	2009	2008	2009	2008

Realized gain (loss) on commodity derivatives(1)	$89,620	$17,202	$209,180	$3,083
Unrealized (loss) gain on commodity derivatives(1)	(145,048)	40,915	(118,879)	15,765

Total (loss) gain on commodity derivatives	$(55,428)	$58,117	$90,301	$18,848

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

7.	FAIR VALUE MEASUREMENTS:

As required by the Fair Value Measurements and Disclosure Topic of the FASB Accounting Standards Codification, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

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

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of September 30, 2009. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$30,292	$—	$30,292
Liabilities:
Current derivative liability	$—	$35,746	$—	$35,746
Non-current derivative liability	$—	$93,718	$—	$93,718

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

For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, this respective subtopic of FASB ASC 820 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity.

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact our financial position, results of operations or cash flows.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB updated the requirements for interim disclosures about fair value of financial instruments requiring an entity to provide disclosures about fair value of financial instruments in interim financial information. The Company is required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods. In addition, the Company is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. This updated requirement for interim disclosures about fair value of financial instruments is effective for periods ending after June 15, 2009 and its adoption had no impact on the Company’s results of operations and financial condition but requires additional disclosures about the fair value of financial instruments in the financial statements.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015	$100,000	$104,385	$100,000	$93,836
5.92% Notes due 2018	200,000	210,974	200,000	180,729
7.31% Notes due 2016	62,000	71,129	—	—
7.77% Notes due 2019	173,000	204,442	—	—
Credit Facility	195,000	195,000	270,000	270,000

	$730,000	$785,930	$570,000	$544,565

8.	LEGAL PROCEEDINGS:

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

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. These requirements are effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Accordingly, the Company adopted these principles for the quarter ended June 30, 2009. The Company has evaluated the period subsequent to September 30, 2009 and through October 30, 2009 (the date the financial statements were available to be issued) for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently generates substantially all of its revenue, earnings and cash flow from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas in the southwest Wyoming region is a critical factor to the Company’s business. The price of gas in southwest Wyoming historically has been volatile. The average realizations for the period 2003-2009 have ranged from $2.33 to $8.81 per Mcf. This volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for gas in southwest Wyoming. During the quarter ended September 30, 2009, the average price realization for the Company’s natural gas was $5.13 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $3.09 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 6).

The Company has grown its natural gas and oil production significantly over the past three years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming. The Company delivered 27% production growth on an Mcfe basis during the quarter ended September 30, 2009 as compared to the same quarter in 2008.

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

In 2008 and 2009, we saw significant changes in the business environment in which we operate, including severe economic uncertainty, increasing market volatility and continued tightening of credit markets. These market conditions contributed to record high commodity prices during most of 2008 and nearly unprecedented drops in these commodity prices in the second half of 2008 and throughout the first portion of 2009. We believe we are well positioned to weather the current economic downturn because of our status as a low cost operator in the industry and our financial flexibility. Although we expect that our net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate strong cash flow from operations, which, along with our available cash, will provide sufficient liquidity to allow us to return value to our shareholders. While it is possible that we may not have access to the credit markets on acceptable terms, we expect to rely on our available cash, our existing credit facility and the cash we generate from our operations to meet our obligations and fund our capital expenditures and operations over the next twelve months. A continued, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

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

The pipeline is being built in two phases: REX — West (Wyoming to Missouri — in service) and REX — East (Missouri to Ohio — under construction). As of June 29, 2009, service began on the portion of the REX — East pipeline from Audrain County, Missouri to the Lebanon Hub in Warren County, Ohio with capacity up to 1.8 billion cubic feet of natural gas per day. This section of REX — East includes interconnects to NGPL, Ameren, Trunkline, Midwestern Gas Transmission, Panhandle Eastern, Texas Eastern, Dominion transmission and Columbia Gas with future interconnects to Texas Gas, ANR, Citizens and Vectren. REX further advised that the balance of the REX — East pipeline eastward to Clarington, Ohio is on schedule and expected to be placed into service during November 2009.

Derivative Instruments and Hedging Activities.  The Company relies on derivative instruments to manage its exposure to commodity price risk. The Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. From time to time, the Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“FASB ASC 815”).

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

Fair Value Measurements.  The Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), as of January 1, 2008. The implementation of these requirements was applied prospectively for our assets and liabilities that are measured at fair value on a recurring basis, primarily our commodity derivatives, with no material impact on consolidated results of operations, financial position or liquidity. For those non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, this respective subtopic of FASB ASC 820 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity. See Note 7 for additional information.

Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by the Fair Value Measurements and Disclosures Topic . The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at September 30, 2009 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Current derivative asset	$—	$30,292	$—	$30,292
Liabilities:
Current derivative liability	$—	$35,746	$—	$35,746
Non-current derivative liability	$—	$93,718	$—	$93,718

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $7.6 million and $4.9 million, respectively. At September 30, 2009, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 0.92 years. See Note 4 for additional information.

FASB ASC 718, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Write-down of proved oil and gas properties.  The Company uses the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities.

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

During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2009 VS. QUARTER ENDED SEPTEMBER 30, 2008

During the quarter ended September 30, 2009, production increased 27% on a gas equivalent basis to 45.9 Bcfe from 36.3 Bcfe for the same quarter in 2008 attributable to the Company’s successful drilling activities during 2008 and in the first nine months of 2009. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 38% to $5.13 per Mcf in the third quarter of 2009 as compared to $8.21 per Mcf for the same quarter of 2008. During the three months ended September 30, 2009, the Company’s average price for natural gas was $3.09 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $7.71 per Mcf for the same period in 2008. The decrease in average natural gas prices partially offset by the increase in production contributed to a 48% decrease in revenues to $155.2 million as compared to $297.6 million in 2008.

Lease operating expense (“LOE”) increased to $9.7 million during the third quarter of 2009 compared to $8.5 million during the same period in 2008 due primarily to increased production volumes during the quarter ended September 30, 2009. On a unit of production basis, LOE costs decreased to $0.21 per Mcfe at September 30, 2009 compared to $0.23 per Mcfe at September 30, 2008 largely as a result of increased production volumes and a higher mix of Ultra operated production during the quarter ended September 30, 2009.

During the three months ended September 30, 2009, production taxes were $15.2 million compared to $31.6 million during the same period in 2008, or $0.33 per Mcfe compared to $0.87 per Mcfe. The decrease in per unit taxes is attributable to decreased sales revenues as a result of decreased realized gas prices during the quarter ended September 30, 2009 as compared to the same period in 2008. Production taxes are calculated based on a percentage of revenue from production.

Gathering fees increased to $11.4 million for the three months ended September 30, 2009 compared to $8.9 million during the same period in 2008 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.25 per Mcfe for the three months ended September 30, 2009 as compared to $0.24 during the same period in 2008.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $16.3 million for the quarter ended September 30, 2009 as compared to $11.4 million for the same period in 2008 in association with REX Pipeline transportation charges. On a per unit basis, transportation charges increased to $0.35 per Mcfe (on total company volumes) for the three months ended September 30, 2009 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2008 due to increased transportation rates as a result of further Eastern expansion of REX.

Depletion, depreciation and amortization (“DD&A”) expenses increased to $46.4 million during the three months ended September 30, 2009 from $45.7 million for the same period in 2008, attributable to increased production volumes partially offset by a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-down during the first quarter of 2009. On a unit of production basis, DD&A decreased to $1.01 per Mcfe for the quarter ended September 30, 2009 from $1.26 for the quarter ended September 30, 2008. The Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties at March 31, 2009 as a result of ceiling test limitations. The write-down reduced earnings in the first quarter of 2009 and results in lower DD&A expense in future periods.

General and administrative expenses increased to $5.1 million ($0.11 per Mcfe) for the quarter ended September 30, 2009 compared to $4.2 million ($0.12 per Mcfe) for the same period in 2008. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation.

Interest expense increased to $9.7 million during the quarter ended September 30, 2009 compared to $5.2 million during the same period in 2008 as a result of increased borrowings. At September 30, 2009, the Company had $730.0 million in borrowings outstanding.

During the quarter ended September 30, 2009, the Company recognized $89.6 million of realized gain on commodity derivatives and $145.0 million in unrealized loss on commodity derivatives as compared to $17.2 million of realized gain on commodity derivatives and $40.9 million in unrealized gain on commodity derivatives during the quarter ended September 30, 2008. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts while the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments.

The Company recognized a net loss before income taxes of $13.9 million for the quarter ended September 30, 2009 compared with income of $240.3 million for the same period in 2008. The decrease in earnings is primarily a result of decreased natural gas prices and non-cash, unrealized losses on commodity derivatives partially offset by increased production during the three months ended September 30, 2009 as compared to the same period in 2008.

The income tax benefit recognized for the quarter ended September 30, 2009 was $5.6 million compared with an income tax provision of $91.4 million for the three months ended September 30, 2008 due to a net loss during the quarter ended September 30, 2009 primarily as a result of non-cash, unrealized losses on commodity derivatives.

For the three months ended September 30, 2009, the Company recognized net loss of $8.3 million or ($0.06) per diluted share as compared with net income of $149.0 million or $0.95 per diluted share for the same period in 2008. The decrease is primarily attributable to decreased natural gas prices and non-cash, unrealized losses on commodity derivatives partially offset by increased production during the three months ended September 30, 2009 as compared to the same period in 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

During the nine months ended September 30, 2009, production increased on a gas equivalent basis to 132.5 Bcfe from 104.6 Bcfe for the same period in 2008 attributable to the Company’s successful drilling activities during 2008 and in the first nine months of 2009. Realized natural gas prices, including realized gain and loss on commodity derivatives, decreased 39% to $4.89 per Mcf during the nine months ended September 30, 2009 as compared to $7.98 per Mcf for the same period in 2008. During the nine months ended

September 30, 2009, the Company’s average price for natural gas was $3.24 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $7.95 per Mcf for the same period in 2008. The decrease in average natural gas prices partially offset by the increase in production contributed to a 48% decrease in revenues for the nine months ended September 30, 2009 to $453.5 million as compared to $877.0 million in 2008.

LOE increased to $30.1 million during the nine months ended September 30, 2009 compared to $27.8 million during the same period in 2008 due primarily to increased production volumes and partially offset by decreased costs related to water disposal on non-operated properties during the nine months ended September 30, 2009. On a unit of production basis, LOE costs decreased to $0.23 per Mcfe at September 30, 2009 compared to $0.27 per Mcfe at September 30, 2008 as a result of increased production volumes and a higher mix of Ultra operated production during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, production taxes were $45.3 million compared to $98.3 million during the same period in 2008, or $0.34 per Mcfe, compared to $0.94 per Mcfe. The decrease in per unit taxes is attributable to decreased sales revenues as a result of lower realized gas prices during the nine months ended September 30, 2009 as compared to the same period in 2008. Production taxes are calculated based on a percentage of revenue from production.

Gathering fees increased to $33.8 million for the nine months ended September 30, 2009 compared to $27.6 million during the same period in 2008 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.25 per Mcfe for the nine months ended September 30, 2009 as compared to $0.26 per Mcfe for the same period in 2008.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $42.8 million for the period ended September 30, 2009 as compared to $33.1 million for the same period in 2008 in association with REX Pipeline transportation charges. On a per unit basis, transportation charges remained flat at $0.32 per Mcfe (on total company volumes) for the nine months ended September 30, 2009 and for the same period in 2008.

DD&A increased to $152.0 million during the period ended September 30, 2009 from $130.7 million for the same period in 2008, attributable to increased production volumes, partially offset by a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-down during the first quarter of 2009. On a unit of production basis, DD&A decreased to $1.15 per Mcfe at September 30, 2009 from $1.25 at September 30, 2008. The Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties at March 31, 2009 as a result of ceiling test limitations. The write-down reduced earnings in the first quarter of 2009 and results in lower DD&A expense in future periods.

General and administrative expenses increased to $15.4 million ($0.12 per Mcfe) for the period ended September 30, 2009 compared to $13.0 million ($0.12 per Mcfe) for the same period in 2008. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation.

Interest expense increased to $26.9 million during the period ended September 30, 2009 compared to $15.0 million during the same period in 2008 as a result of increased borrowings during the period ended September 30, 2009. At September 30, 2009, the Company had $730.0 million in borrowings outstanding.

Other expense increased to $2.9 million as of September 30, 2009 primarily as a result of rig termination payments during the period ended September 30, 2009.

During the nine months ended September 30, 2009, the Company recognized $209.2 million and $118.9 million related to realized gain on commodity derivatives and unrealized loss on commodity derivatives, respectively as compared to $3.1 million related to realized gain on commodity derivatives and $15.8 million in unrealized gain on commodity derivatives during the nine months ended September 30, 2008. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts while the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments.

The Company recognized a loss before income taxes of $842.5 million for the nine months ended September 30, 2009 compared with income of $551.1 million for the same period in 2008. The decrease in earnings is primarily a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation, decreased natural gas prices partially offset by increased production and realized gains on commodity derivatives during the nine months ended September 30, 2009 as compared to the same period in 2008.

The income tax benefit recognized for the nine months ended September 30, 2009 was $296.0 million compared with an income tax provision of $201.9 million for the nine months ended September 30, 2008 due to a net loss during the nine months ended September 30, 2009 primarily as a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation.

For the nine months ended September 30, 2009, the Company recognized a net loss of $546.4 million or ($3.61) per diluted share as compared with net income of $349.2 million or $2.22 per diluted share for the same period in 2008. The decrease is primarily attributable to the non-cash write-down of oil and gas properties associated with the ceiling test limitation, decreased natural gas prices partially offset by increased production and realized gains on commodity derivatives during the nine months ended September 30, 2009 as compared to the same period in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2009, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the 2009 Senior Notes to finance its capital expenditures. The Company participated in the drilling of 247 wells in Wyoming and Pennsylvania. For the nine month period ended September 30, 2009, net capital expenditures were $537.0 million. At September 30, 2009, the Company reported a cash position of $13.0 million compared to $31.0 million at September 30, 2008. Working capital deficit at September 30, 2009 was $118.4 million compared to a deficit of $126.7 million at September 30, 2008. At September 30, 2009, we had $195.0 million in outstanding borrowings and $305.0 million of available borrowing capacity under our credit facility. In addition, the Company had $300.0 million and $235.0 million outstanding under its 2008 Senior Notes and 2009 Senior Notes, respectively (See Note 3). Other long-term obligations of $38.3 million at September 30, 2009 is comprised of items payable in more than one year, primarily related to production taxes, the long-term portion of our incentive compensation plans and our asset retirement obligation.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital expenditures for 2009, which are currently projected to be $735.0 million. Of the $735.0 million budget, the Company plans to allocate approximately 80% to Wyoming and 20% to Pennsylvania.

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (100.0 basis points per annum as of September 30, 2009).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2009, we were in compliance with all of our debt covenants under our credit facility.

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

The 2009 Senior Notes are pre-payable in whole or in part at any time. The 2009 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2009 Senior Notes may accelerate all the 2009 Senior Notes. At September 30, 2009, we were in compliance with all of our debt covenants under the 2009 Senior Notes.

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

The 2008 Senior Notes are pre-payable in whole or in part at any time. The 2008 Senior Notes are subject to representations, warranties, covenants and events of default customary for a senior note financing. If payment default occurs, any note holder may accelerate its notes; if a non-payment default occurs, holders of 51% of the outstanding principal amount of the 2008 Senior Notes may accelerate all the 2008 Senior Notes. At September 30, 2009, we were in compliance with all of our debt covenants under the 2008 Senior Notes.

Operating Activities.  During the nine months ended September 30, 2009, net cash provided by operating activities was $420.8 million, a 41% decrease from $708.2 million for the same period in 2008. The decrease in net cash provided by operating activities was largely attributable to the decrease in realized natural gas prices partially offset by increased production during the nine months ended September 30, 2009 as compared to the same period in 2008.

Investing Activities.  During the nine months ended September 30, 2009, net cash used in investing activities was $586.9 million as compared to $643.4 million for the same period in 2008. The decrease in net cash used in investing activities is largely due to decreased capital expenditures associated with the Company’s drilling activities in 2009 as compared to 2008 partially offset by the timing of payments associated with capital costs incurred during 2008 and paid during the first nine months of 2009.

Financing Activities.  During the nine months ended September 30, 2009, net cash provided by financing activities was $165.0 million as compared to net cash used in investing activities of $44.4 million for the same period in 2008. The increase in cash provided by net financing activities is primarily attributable to decreased share repurchases during the nine months ended September 30, 2009 as compared to the same period in 2008.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2009.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Objectives and Strategy:  The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s Wyoming natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Realized natural gas prices are derived from the financial statements which include the effects of realized gains and losses on commodity derivatives.

The Company relies on various types of derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program.

Commodity Derivative Contracts:  During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provides operational flexibility to curtail gas production in the event of continued declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with upcoming settlements for production months through December 2010. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

From time to time, the Company also utilizes fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC 815.

Fair Value of Commodity Derivatives:  FASB ASC 815 requires that all derivatives be recognized on the balance sheet as either an asset or liability and be measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not apply hedge accounting to any of its derivative instruments. The application of hedge accounting was discontinued by the Company for periods beginning on or after November 3, 2008.

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current expense or income in the income statement. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and does not impact operating cash flows on the cash flow statement.

At September 30, 2009, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 7 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume-	Average	September 30,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2009
					Asset/(Liability)

Swap	Mid Continent	October 2009	130,000	$4.99	$5,908
Swap	NW Rockies	October 2009	130,000	$5.85	$9,987
Swap	NW Rockies	November 2009	50,000	$3.53	$(1,404)
Swap	NW Rockies	Oct 2009 — Dec 2009	100,000	$5.65	$11,661
Swap	NW Rockies	Apr 2010 — Oct 2010	50,000	$5.05	$(4,266)
Swap	NW Rockies	Calendar 2010	50,000	$4.99	$(11,511)
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$(101,165)
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$(8,382)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (refer to Note 1 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Natural Gas Commodity Derivatives:	2009	2008	2009	2008

Realized gain (loss) on commodity derivatives(1)	$89,620	$17,202	$209,180	$3,083
Unrealized (loss) gain on commodity derivatives(1)	(145,048)	40,915	(118,879)	15,765

Total (loss) gain on commodity derivatives	$(55,428)	$58,117	$90,301	$18,848

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31,2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS**	XBRL Instance Document.
101	.SCH**	XBRL Taxonomy Extension Schema Document.
101	.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101	.LAB**	XBRL Label Linkbase Document.
101	.PRE**	XBRL Presentation Linkbase Document.
101	.DEF**	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and Chief Executive Officer

Date: October 30, 2009

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: October 30, 2009

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS**	XBRL Instance Document.
101	.SCH**	XBRL Taxonomy Extension Schema Document.
101	.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101	.LAB**	XBRL Label Linkbase Document.
101	.PRE**	XBRL Presentation Linkbase Document.
101	.DEF**	XBRL Taxonomy Extension Definition

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.