Form 10-Q
period 2010-03-31
ULTRA PETROLEUM CORP
filed 2010-05-05
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 23, 2010 was 152,195,397.

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	25

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	26
ITEM 1A.	RISK FACTORS	26
ITEM 2.	CHANGE IN SECURITIES AND USE OF PROCEEDS	27
ITEM 3.	DEFAULTS IN SENIOR SECURITIES	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS	27
ITEM 5.	OTHER INFORMATION	27
ITEM 6.	EXHIBITS	28
	SIGNATURES	29
	EXHIBIT INDEX	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2010	2009
	(Unaudited)
	(Amounts in thousands of
	U.S. dollars, except per share data)

Revenues:
Natural gas sales	$250,747	$158,830
Oil Sales	22,377	9,123

Total operating revenues	273,124	167,953
Expenses:
Lease operating expenses	10,324	10,243
Production taxes	28,407	17,351
Gathering fees	11,955	10,791
Transportation charges	15,905	13,355
Depletion and depreciation	51,267	60,661
Write-down of proved oil and gas properties	—	1,037,000
General and administrative	6,402	4,574

Total operating expenses	124,260	1,153,975
Operating income (loss)	148,864	(986,022)
Other income (expense), net:
Interest expense	(11,718)	(7,297)
Gain on commodity derivatives	181,351	206,428
Other income (expense) net	151	(2,613)

Total other income (expense), net	169,784	196,518
Income (loss) before income tax provision (benefit)	318,648	(789,504)
Income tax provision (benefit)	116,272	(276,916)

Net income (loss)	$202,376	$(512,588)

Net income (loss) per common share — basic	$1.33	$(3.39)

Net income (loss) per common share — fully diluted	$1.31	$(3.39)

Weighted average common shares outstanding — basic	152,073	151,238

Weighted average common shares outstanding — fully diluted	154,366	151,238

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(Amounts in thousands of
	U. S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$6,017	$14,254
Restricted cash	1,681	1,681
Oil and gas revenue receivable	89,708	82,326
Joint interest billing and other receivables	40,708	29,411
Derivative assets	93,292	4,398
Deferred tax assets	—	12,225
Inventory	4,011	4,498
Prepaid drilling costs and other current assets	15,996	4,948

Total current assets	251,413	153,741
Oil and gas properties, net, using the full cost method of accounting:
Proved	1,890,801	1,794,603
Unproved properties not being amortized	320,400	—
Property, plant and equipment	87,919	73,435
Long-term derivative assets	15,889	2,554
Restricted cash	—	28,257
Deferred financing costs and other	6,366	7,415

Total assets	$2,572,788	$2,060,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$127,930	$131,122
Production taxes payable	63,751	60,820
Deferred tax liabilities	33,054	—
Derivative liabilities	1,068	35,033
Capital cost accrual	91,133	64,216

Total current liabilities	316,936	291,191
Long-term debt	1,046,000	795,000
Deferred income tax liabilities	297,055	239,217
Long-term derivative liabilities	4,717	50,542
Other long-term obligations	51,644	35,858
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,195,397 and 151,759,343 at March 31, 2010 and December 31, 2009 respectively	399,283	377,339
Treasury stock	—	(10,525)
Retained earnings	457,153	281,383

Total shareholders’ equity	856,436	648,197

Total liabilities and shareholders’ equity	$2,572,788	$2,060,005

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(Amounts in thousands
	of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$202,376	$(512,588)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion and depreciation	51,267	60,661
Write-down of proved oil and gas properties	—	1,037,000
Deferred income taxes	114,467	(276,939)
Unrealized gain on commodity derivatives	(182,020)	(186,073)
Excess tax benefit from stock based compensation	(11,317)	—
Stock compensation	2,781	2,125
Other	84	117
Net changes in operating assets and liabilities:
Restricted cash	—	1,058
Accounts receivable	(18,679)	29,464
Prepaid expenses and other	(10,830)	2,006
Other non-current assets	2,905	(2,323)
Accounts payable, production taxes and accrued liabilities	3,879	(31,966)
Other long-term obligations	13,765	9,375

Net cash provided by operating activities	168,678	131,917
Investing Activities:
Acquisition of oil and gas properties	(332,970)	—
Oil and gas property expenditures	(198,578)	(220,757)
Gathering system expenditures	(15,185)	(1,112)
Restricted cash	28,257	—
Change in capital cost accrual	26,917	(58,629)
Net proceeds from consolidation of undeveloped land	68,420	—
Inventory	486	(310)
Purchase of capital assets	(36)	(591)

Net cash used in investing activities	(422,689)	(281,399)
Financing activities:
Borrowings on long-term debt	297,000	258,000
Payments on long-term debt	(546,000)	(342,000)
Proceeds from issuance of Senior Notes	500,000	235,000
Deferred financing costs	(2,265)	(1,279)
Repurchased shares/net share settlements	(16,668)	—
Excess tax benefit from stock based compensation	11,317	—
Proceeds from exercise of options	2,390	—

Net cash provided by financing activities	245,774	149,721
(Decrease)/increase in cash during the period	(8,237)	239
Cash and cash equivalents, beginning of period	14,254	14,157

Cash and cash equivalents, end of period	$6,017	$14,396

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted)

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are conducted in the Green River Basin of Southwest Wyoming and in the north-central Pennsylvania area of the Appalachian Basin.

1.	SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2009, are unaudited and were prepared from the Company’s records. Balance sheet data as of December 31, 2009 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

Long-term restricted cash represents cash that was set aside in an escrow account in connection with the purchase of additional acreage in the Marcellus Shale, which closed on February 22, 2010.

(d) Property, plant and equipment:  Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life. Gathering system expenditures are recorded at cost and depreciated using the straight-line method based on a 30-year useful life.

(e) Oil and natural gas properties:  On January 6, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Oil and Gas Reserve Estimation and Disclosures. The ASU amends FASB Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas (“FASB ASC 932”) to align the reserve calculation and disclosure requirements of FASB ASC 932 with the requirements in the SEC Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”). The ASU is effective for reporting periods ending on or after December 31, 2009. Accordingly, the Company adopted the update to FASB ASC 932 as of December 31, 2009.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At March 31, 2010, drilling and completion supplies inventory of $4.0 million primarily includes the cost of pipe and production equipment that will be utilized during the 2010 drilling program.

(g) Derivative Instruments and Hedging Activities:  Currently, the Company largely relies on derivative instruments to manage its exposure to commodity price risk. The natural gas reference prices of the Company’s commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. Additionally, and from time to time, the Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

(h) Income taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a reconciliation of components of basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net income (loss)	$202,376	$(512,588)

Weighted average common shares outstanding during the period	152,073	151,238
Effect of dilutive instruments(1)	2,293	—

Weighted average common shares outstanding during the period including the effects of dilutive instruments	154,366	151,238

Net income (loss) per common share — basic	$1.33	$(3.39)

Net income (loss) per common share — fully diluted	$1.31	$(3.39)

(1)	Due to the net loss for the three months ended March 31, 2009, 2.6 million shares for options and restricted stock were anti-dilutive and excluded from the computation of loss per share.

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

(l) Fair Value Accounting:  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and describes disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. For non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, the respective subtopic of FASB ASC 820, was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity. See Note 7 for additional information.

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

	For the Three Months
	Ended March 31,
	2010	2009

Net income (loss)	$202,376	$(512,588)
Reclassification for settlements of derivative instruments*	—	(5,416)
Tax expense on settlements of derivative instruments	—	1,901

Other comprehensive income (loss)	$202,376	$(516,103)

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 6). The net gain or loss in accumulated other comprehensive income at November 3, 2008 remained on the balance sheet and the respective month’s gains or losses were reclassified from accumulated other comprehensive income to earnings as the counterparty settlements affected earnings (January through December 2009). As a result of the de-designation on November 3, 2008, the Company no longer has any derivative instruments which qualify for cash flow hedge accounting.

(p) Capitalized Interest:  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated.

(q) Reclassifications:  Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2010	2009

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$3,690,725	$3,544,519
Less: Accumulated depletion, depreciation and amortization(1)	(1,799,924)	(1,749,916)

	1,890,801	1,794,603

Unproven Properties:
Acquisition and exploration costs not being amortized(2)(3)	320,400	—

	$2,211,201	$1,794,603

(1)	During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitations, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The ceiling test was calculated based on March 31, 2009 wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

(2)	On February 22, 2010, a wholly-owned subsidiary of the Company completed its acquisition of oil and gas properties from NCL Appalachian Partners, L.P. The Company paid $333.0 million in cash and acquired 78,221 net mineral acres in the Pennsylvania Marcellus Shale as well as a small number of producing gas wells.

(3)	Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated. For the three months ended March 31, 2010, total interest on outstanding debt was $13.9 million of which, $2.2 million was capitalized on the cost of unevaluated oil and natural gas properties. For the three months ended March 31, 2009, there was no interest capitalized.

3.	LONG-TERM LIABILITIES:

	March 31,	December 31,
	2010	2009

Bank indebtedness	$11,000	$260,000
Senior Notes	1,035,000	535,000
Other long-term obligations	51,644	35,858

	$1,097,644	$830,858

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (100.0 basis points per annum as of March 31, 2010).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2010, the Company had $11.0 million in outstanding borrowings and $489.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2010, the Company was in compliance with all of our debt covenants under our credit facility.

Senior Notes:  On March 6, 2008, the Company’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the 2008 Senior Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. On March 5, 2009, Ultra Resources, Inc., issued $235.0 million Senior Notes (“the 2009 Senior Notes”) pursuant to a First Supplement to the Master Note Purchase Agreement. And, on January 28, 2010, Ultra Resources, Inc., agreed to issue an aggregate amount of $500.0 million of Senior Notes (“the 2010 Senior Notes”) pursuant to a Second Supplement to the Master Note Purchase Agreement. Of the 2010 Senior Notes, $270.0 million were issued on January 28, 2010 and $230.0 million were issued on February 16, 2010.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

Proceeds from the sale of the 2010 Senior Notes were used to repay revolving credit facility debt, but did not reduce the borrowings available to the Company under the revolving credit facility, and for general corporate purposes, including funding the Pennsylvania Marcellus Shale acquisition that closed on February 22, 2010. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2010, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and our asset retirement obligations.

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months
	Ended March 31,
	2010	2009

Total cost of share-based payment plans	$4,686	$3,742
Amounts capitalized in fixed assets	$1,905	$1,617
Amounts charged against income, before income tax benefit	$2,781	$2,125
Amount of related income tax benefit recognized in income	$987	$745

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimates are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the three months ended March 31, 2010.

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2010 and the year ended December 31, 2009:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)	(US$)

Balance, December 31, 2008	4,213	$0.25 to $98.87

Forfeited	(43)	$51.60 to $78.55
Exercised	(666)	$0.25 to $33.57

Balance, December 31, 2009	3,504	$1.49 to $98.87

Forfeited	(1)	$75.18
Exercised	(683)	$1.49 to $33.57

Balance, March 31, 2010	2,820	$2.61 to $98.87

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.  Each year since 2005, the Company has adopted a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. The 2008 LTIP has two components: an “LTIP Stock Option Award” and an “LTIP Common Stock Award.” In 2009 and 2010, the Compensation Committee (the “Committee”) approved an award consisting only of performance-based restricted stock units to be awarded to each participant.

Under each LTIP, the Compensation Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value. The LTIP Common Stock Award in 2008 and the 2009 and 2010 LTIP award of restricted stock units are performance-based and are measured over a three year performance period. For each LTIP award, the Compensation Committee establishes performance measures at the beginning of each performance period, and each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2008, 2009 and 2010 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the three months ended March 31, 2010, the Company recognized $1.8 million in pre-tax compensation expense related to the 2008 LTIP Common Stock Award and 2009 and 2010 LTIP award of restricted stock units. For the three months ended March 31, 2009, the Company recognized $1.6 million in pre-tax compensation expense related to the 2007 and 2008 LTIP Common Stock Awards and the 2009 LTIP award of restricted stock units. The amounts recognized during the three months ended March 31, 2010 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2010, for each of the three year performance periods is expected to be approximately $4.1 million, $10.6 million, and $10.1 million related to the 2008 LTIP Common Stock Award and 2009 and 2010 LTIP award of restricted stock units, respectively. Additional awards of restricted stock units were granted to eligible employees during 2009 with estimated total compensation of $10.5 million over the three year performance period assuming that maximum performance

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objectives are attained. The 2007 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2010 and totaled $4.1 million.

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

For the three months ended March 31, 2010, the Company recognized $0.3 million in pre-tax compensation expense related to the 2008 Best in Class Program. For the three months ended March 31, 2009 the Company recognized $0.2 million in pre-tax compensation expense related to the 2008 Best in Class Program. The amount recognized for the three months ended March 31, 2010 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation related to the 2008 Best in Class Program is estimated at $4.5 million as of March 31, 2010.

5.	INCOME TAXES:

During the quarter ended March 31, 2010, the Company recorded an income tax provision of $116.3 million or 36.5% of income before income tax provision. This compares to an income tax benefit of $276.9 million or 35.1% of the loss before income tax benefit for the quarter ended March 31, 2009. The effective tax rate increased over the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania which increased the overall effective tax rate to 35.5%. A one-time catch-up was required which caused the effective tax rate for the quarter ended March 31, 2010 to increase to 36.5%.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 7 for the detail of the asset and liability values of the following derivatives.

					Fair Value -
			Volume -	Average	March 31,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2010	50,000	$4.99	$14,097
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$44,741
Swap	NW Rockies	Calendar 2011	10,000	$6.27	$4,535
Swap	NW Rockies	Apr 2010 — Oct 2010	50,000	$5.05	$13,696
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$26,327

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (refer to Note 1 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months
	Ended March 31,
Natural Gas Commodity Derivatives:	2010	2009

Realized (loss) gain on commodity derivatives(1)	$(669)	$20,355
Unrealized gain on commodity derivatives(1)	182,020	186,073

Total gain on commodity derivatives	$181,351	$206,428

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

7.	FAIR VALUE MEASUREMENTS:

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

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of March 31, 2010. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$93,292	$—	$93,292
Non-current derivative asset	$—	$15,889	$—	$15,889
Liabilities:
Current derivative liability	$—	$1,068	$—	$1,068
Non-current derivative liability	$—	$4,717	$—	$4,717

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

For non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, this respective subtopic of FASB ASC 820 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity.

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

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015	$100,000	$108,000	$100,000	$108,128
5.92% Notes due 2018	200,000	213,246	200,000	212,946
7.31% Notes due 2016	62,000	72,313	62,000	72,684
7.77% Notes due 2019	173,000	211,906	173,000	205,609
4.98% Notes due 2017	116,000	118,474	—	—
5.50% Notes due 2020	207,000	207,725	—	—
5.60% Notes due 2022	87,000	85,502	—	—
5.85% Notes due 2025	90,000	85,666	—	—
Credit Facility	11,000	11,000	260,000	260,000

	$1,046,000	$1,113,832	$795,000	$859,367

8.	LEGAL PROCEEDINGS:

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

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The FASB issued ASU No 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements, on February 24, 2010, in an effort to remove some contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments remove the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The Company has evaluated the period subsequent to March 31, 2010 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently generates substantially all of its revenue, earnings and cash flow from the production and sales of natural gas and oil from its property in southwest Wyoming. The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for natural gas. During the quarter ended March 31, 2010, the average price realization for the Company’s natural gas was $5.37 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $5.38 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 6).

The Company has grown its natural gas and oil production significantly over the past five years and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Wyoming and Pennsylvania. The Company delivered 15% production growth on an Mcfe basis during the quarter ended March 31, 2010 as compared to the same quarter in 2009.

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

Outlook.  In 2008 and 2009, we saw significant changes in the business environment in which we operate, including severe economic uncertainty, increasing market volatility and continued tightening of credit markets. These market conditions contributed to record high commodity prices during the first half of 2008 and nearly unprecedented drops in these commodity prices in the second half of 2008 and throughout 2009.

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

Derivative Instruments and Hedging Activities.  Currently, the Company largely relies on derivative instruments to manage its exposure to commodity price risk. The natural gas reference prices of the Company’s commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. Additionally, and from time to time, the Company enters into fixed price to index price swap agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”).

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

Fair Value Measurements.  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by the Fair Value Measurements and Disclosures Topic . The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at March 31, 2010 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Current derivative asset	$—	$93,292	$—	$93,292
Non-current derivative asset	$—	$15,889	$—	$15,889
Liabilities:
Current derivative liability	$—	$1,068	$—	$1,068
Non-current derivative liability	$—	$4,717	$—	$4,717

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was $2.8 million and $2.1 million, respectively. At March 31, 2010, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 0.79 years. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2010. During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitation, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The March 31, 2009 ceiling test limitation was calculated prior to the adoption of SEC Release No. 33-8995 and was based on prices in effect on the last day of the reporting period, March 31, 2009, reflecting wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

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

Capitalized Interest.  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2010 VS. QUARTER ENDED MARCH 31, 2009

During the quarter ended March 31, 2010, production increased 15% on a gas equivalent basis to 48.5 Bcfe from 42.1 Bcfe for the same quarter in 2009 attributable to the Company’s successful drilling activities during 2009 and in the first three months of 2010. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 20% to $5.37 per Mcf in the first quarter of 2010 as compared to $4.46 per Mcf for the same quarter of 2009. During the three months ended March 31, 2010, the Company’s average price for natural gas was $5.38 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $3.95 per Mcf for the same period in 2009. The increase in average natural gas prices along with the increase in production contributed to a 63% increase in revenues to $273.1 million as compared to $168.0 million in 2009.

Lease operating expense (“LOE”) remained flat at $10.3 million during the first quarter of 2010 compared to $10.2 million during the same period in 2009. On a unit of production basis, LOE costs decreased to $0.21 per Mcfe at March 31, 2010 compared to $0.24 per Mcfe at March 31, 2009 largely as a result of increased production volumes during the quarter ended March 31, 2010.

During the three months ended March 31, 2010, production taxes were $28.4 million compared to $17.4 million during the same period in 2009, or $0.59 per Mcfe compared to $0.41 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased realized gas prices during the quarter ended March 31, 2010 as compared to the same period in 2009. Production taxes are calculated based on a percentage of revenue from production and were 10.4% of revenues for the quarter ended March 31, 2010 and 10.3% for the same period in 2009.

Gathering fees increased to $12.0 million for the three months ended March 31, 2010 compared to $10.8 million during the same period in 2009 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.25 per Mcfe for the three months ended March 31, 2010 as compared to $0.26 during the same period in 2009.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $15.9 million for the quarter ended March 31, 2010 as compared to $13.4 million for the same period in 2009 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges increased to $0.33 per Mcfe (on total company volumes) for the three months ended March 31, 2010 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2009 due to increased transportation rates as a result of further eastern expansion of REX.

Depletion, depreciation and amortization (“DD&A”) expenses decreased to $51.3 million during the three months ended March 31, 2010 from $60.7 million for the same period in 2009, attributable to a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-down during the first quarter of 2009 and partially offset by increased production volumes. On a unit of production basis, DD&A decreased to $1.06 per Mcfe for the quarter ended March 31, 2010 from $1.44 for the quarter ended March 31, 2009. The Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties at March 31, 2009 as a result of ceiling test limitations. The write-down reduced earnings in the first quarter of 2009 and results in lower DD&A expense in future periods.

General and administrative expenses increased to $6.4 million for the quarter ended March 31, 2010 compared to $4.6 million for the same period in 2009. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.13 per Mcfe for the quarter ended March 31, 2010 compared with $0.11 per Mcfe for the same period in 2009.

Interest expense increased to $11.7 million during the quarter ended March 31, 2010 compared to $7.3 million during the same period in 2009 as a result of increased borrowings during the period ended March 31, 2010. At March 31, 2010, the Company had $1.0 billion in borrowings outstanding. In addition, the Company capitalized $2.2 million in interest expense for the three months ended March 31, 2010 related to unevaluated oil and gas properties. There was no capitalized interest for the same period in 2009.

During the quarter ended March 31, 2010, the Company recognized $0.7 million of realized loss on commodity derivatives as compared to $20.4 million of realized gain on commodity derivatives during the quarter ended March 31, 2009. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended March 31, 2010, the Company recognized $182.0 million in unrealized gain on commodity derivatives as compared to $186.1 million in unrealized gain on commodity derivatives during the quarter ended March 31, 2009. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments.

Other expense for the quarter ended March 31, 2009 includes rig termination payments of $3.1 million that were not incurred during the same period in 2010.

The Company recognized income before income taxes of $318.6 million for the quarter ended March 31, 2010 compared with a net loss before income tax benefit of $789.5 million for the same period in 2009. The increase in earnings is primarily a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009, increased natural gas prices and increased production during the three months ended March 31, 2010 as compared to the same period in 2009.

The income tax provision recognized for the quarter ended March 31, 2010 was $116.3 million compared with an income tax benefit of $276.9 million for the three months ended March 31, 2009. The increase is largely due to increased income during the quarter ended March 31, 2010 compared with a a net loss before income tax benefit of $789.5 million primarily as a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the quarter ended March 31, 2009. The effective tax rate for the quarter ended March 31, 2010 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania which increased the overall effective tax rate to 35.5%. A one-time catch-up was required which caused the effective tax rate for the quarter ended March 31, 2010 to increase to 36.5%.

For the three months ended March 31, 2010, the Company recognized net income of $202.4 million or $1.31 per diluted share as compared with net loss of $512.6 million or ($3.39) per diluted share for the same period in 2009. The increase is primarily attributable to the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the quarter ended March 31, 2009, increased natural gas prices and increased production during the three months ended March 31, 2010 as compared to the same period in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2010, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the 2010 Senior Notes to finance its capital expenditures. The Company participated in the drilling of 118 wells in Wyoming and Pennsylvania. For the three month period ended March 31, 2010, total capital expenditures were $546.7 million ($333.0 upon closing of the purchase of additional acreage in the Pennsylvania Marcellus Shale, $198.6 million related to oil and gas development expenditures and $15.2 million related to gathering system expenditures).

At March 31, 2010, the Company reported a cash position of $6.0 million compared to $14.4 million at March 31, 2009. Working capital deficit at March 31, 2010 was $65.5 million compared to working capital of $84.7 million at March 31, 2009. At March 31, 2010, we had $11.0 million in outstanding borrowings and $489.0 million of available borrowing capacity under our credit facility. In addition, the Company had $500.0 million, $235.0 million and $300.0 million outstanding under its 2010 Senior Notes, 2009 Senior Notes and 2008 Senior Notes, respectively (See Note 3). Other long-term obligations of $51.6 million at March 31, 2010 is comprised of items payable in more than one year, primarily related to production taxes and our asset retirement obligation.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital investment program for 2010, which is currently projected to be $1.1 billion. Of the $1.1 billion budget, the Company plans to allocate approximately 60% to Wyoming and 40% to Pennsylvania.

On February 22, 2010, the Company closed the purchase of additional acreage in the Pennsylvania Marcellus Shale for $333.0 million in order to increase the scale of its Marcellus position. This transaction is incremental to the 2010 budgeted capital investment program discussed above. In addition, the Company traded and consolidated its land position in Pennsylvania during the first quarter of 2010, which resulted in net proceeds of $68.4 million.

After the acquisition of 78,221 acres in the Marcellus Shale and consolidation of the Company’s land position in Pennsylvania for net proceeds of $68.4 million during the first quarter of 2010, the Company’s undeveloped acreage position in Pennsylvania is approximately 225,000 net undeveloped acres.

Additionally, on January 28, 2010, the Company’s subsidiary, Ultra Resources, Inc., agreed to issue an aggregate amount of $500.0 million of Senior Notes (the “2010 Senior Notes”) pursuant to a Second Supplement to its Master Note Purchase Agreement dated March 6, 2008. Of the 2010 Senior Notes, $270.0 million were issued January 28, 2010 and $230.0 million were issued February 16, 2010. The 2010 Senior Notes rank pari passu with Ultra Resources’ bank revolving credit facility and other outstanding Senior Notes. Proceeds from the 2010 Senior Notes were used to repay revolving credit facility debt, but did not reduce the borrowings available under the revolving credit facility, and for general corporate purposes, including funding the Pennsylvania Marcellus Shale acquisition that closed on February 22, 2010.

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

Loans under the credit facility are unsecured and bear interest, at our option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the

LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (100.0 basis points per annum as of March 31, 2010).

At March 31, 2010, we had $11.0 million in outstanding borrowings and $489.0 million of available borrowing capacity under our credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2010, we were in compliance with all of our debt covenants under our credit facility.

Senior Notes:  On March 6, 2008, the Company’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the 2008 Senior Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. On March 5, 2009, Ultra Resources, Inc., issued $235.0 million Senior Notes (“the 2009 Senior Notes”) pursuant to a First Supplement to the Master Note Purchase Agreement. And, on January 28, 2010, Ultra Resources, Inc., agreed to issue an aggregate amount of $500.0 million of Senior Notes (“the 2010 Senior Notes”) pursuant to a Second Supplement to the Master Note Purchase Agreement. Of the 2010 Senior Notes, $270.0 million were issued on January 28, 2010 and $230.0 million were issued on February 16, 2010.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

Proceeds from the sale of the 2010 Senior Notes were used to repay revolving credit facility debt, but did not reduce the borrowings available to the Company under the revolving credit facility, and for general corporate purposes, including funding the Pennsylvania Marcellus Shale acquisition that closed on February 22, 2010. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2010, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement.

Operating Activities.  During the three months ended March 31, 2010, net cash provided by operating activities was $168.7 million, a 28% increase from $131.9 million for the same period in 2009. The increase in net cash provided by operating activities is largely attributable to the increase in realized natural gas prices and increased production during the three months ended March 31, 2010 as compared to the same period in 2009.

Investing Activities.  During the three months ended March 31, 2010, net cash used in investing activities was $422.7 million as compared to $281.4 million for the same period in 2009. The increase in net cash used in investing activities is largely due to increased capital investments associated with the Pennsylvania Marcellus Shale acquisition in February 2010 and the Company’s drilling activities in 2010 as compared to 2009, partially offset by the proceeds from the sale of undeveloped acreage during the quarter ended March 31, 2010.

Financing Activities.  During the three months ended March 31, 2010, net cash provided by financing activities was $245.8 million as compared to $149.7 million for the same period in 2009. The increase in cash provided by net financing activities is primarily attributable to increased borrowings, primarily attributable to the 2010 Senior Notes offering, during the three months ended March 31, 2010 as compared to the same period in 2009.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2010.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. We are also subject to risks associated with the current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of government solutions. See the Company’s annual report on Form 10-K for the year ended December 31, 2009 for additional risks related to the Company’s business.

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

At March 31, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 7 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume -	Average	March 31,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2010	50,000	$4.99	$14,097
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$44,741
Swap	NW Rockies	Calendar 2011	10,000	$6.27	$4,535
Swap	NW Rockies	Apr 2010 — Oct 2010	50,000	$5.05	$13,696
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$26,327

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (refer to Note 1 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months
	Ended March 31,
Natural Gas Commodity Derivatives:	2010	2009

Realized (loss) gain on commodity derivatives(1)	$(669)	$20,355
Unrealized gain on commodity derivatives(1)	182,020	186,073

Total gain on commodity derivatives	$181,351	$206,428

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010. There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except for the update described below.

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for the oil and gas we produce.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed two sets of regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On March 23, 2010, the EPA announced that it will be proposing a rule to extend this reporting obligation to oil and gas facilities, including onshore and offshore oil and gas production facilities.

Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances authorizing emissions of greenhouse gases into the atmosphere. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions, and the Obama Administration has indicated its support for legislation to reduce greenhouse emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to accumulate the required data and/or reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

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

Date: May 5, 2010

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: May 5, 2010

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