Form 10-Q
period 2010-06-30
ULTRA PETROLEUM CORP
filed 2010-07-30
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 19, 2010 was 152,477,688.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$206,208	$115,079	$456,955	$273,908
Oil sales	22,180	15,262	44,557	24,386

Total operating revenues	228,388	130,341	501,512	298,294
Expenses:
Lease operating expenses	11,534	10,144	21,858	20,387
Production taxes	22,487	12,738	50,893	30,089
Gathering fees	12,498	11,573	24,453	22,364
Transportation charges	16,522	13,185	32,427	26,540
Depletion and depreciation	56,853	44,974	108,120	105,635
Write-down of proved oil and gas properties	—	—	—	1,037,000
General and administrative	6,105	5,650	12,507	10,224

Total operating expenses	125,999	98,264	250,258	1,252,239
Operating income (loss)	102,389	32,077	251,254	(953,945)
Other income (expense), net:
Interest expense	(11,437)	(9,897)	(23,156)	(17,195)
Gain (loss) on commodity derivatives	14,566	(60,698)	195,917	145,730
Litigation expense	(9,902)	—	(9,902)	—
Other income (expense) net	22	(505)	173	(3,117)

Total other (expense) income, net	(6,751)	(71,100)	163,032	125,418
Income (loss) before income tax provision (benefit)	95,638	(39,023)	414,286	(828,527)
Income tax provision (benefit)	34,145	(13,497)	150,417	(290,413)

Net income (loss)	$61,493	$(25,526)	$263,869	$(538,114)

Net income (loss) per common share — basic	$0.40	$(0.17)	$1.73	$(3.56)

Net income (loss) per common share — fully diluted	$0.40	$(0.17)	$1.71	$(3.56)

Weighted average common shares outstanding — basic	152,300	151,331	152,187	151,285

Weighted average common shares outstanding — fully diluted	154,310	151,331	154,268	151,285

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(Amounts in thousands of
	U. S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$8,329	$14,254
Restricted cash	1,763	1,681
Oil and gas revenue receivable	78,037	82,326
Joint interest billing and other receivables	57,463	29,411
Derivative assets	66,692	4,398
Deferred tax assets	—	12,225
Inventory	3,492	4,498
Prepaid drilling costs and other current assets	8,935	4,948

Total current assets	224,711	153,741
Oil and gas properties, net, using the full cost method of accounting:
Proved	2,110,240	1,794,603
Unproved properties not being amortized	391,277	—
Property, plant and equipment	105,190	73,435
Long-term derivative assets	18,111	2,554
Restricted cash	—	28,257
Deferred financing costs and other	6,165	7,415

Total assets	$2,855,694	$2,060,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$177,772	$131,122
Production taxes payable	47,920	60,820
Deferred tax liabilities	21,771	—
Derivative liabilities	227	35,033
Capital cost accrual	112,540	64,216

Total current liabilities	360,230	291,191
Long-term debt	1,181,000	795,000
Deferred income tax liabilities	336,717	239,217
Long-term derivative liabilities	4,267	50,542
Other long-term obligations	48,731	35,858
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,477,688 and 151,759,343 at June 30, 2010 and December 31, 2009, respectively	413,142	377,339
Treasury stock	—	(10,525)
Retained earnings	511,607	281,383

Total shareholders’ equity	924,749	648,197

Total liabilities and shareholders’ equity	$2,855,694	$2,060,005

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(Amounts in thousands
	of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$263,869	$(538,114)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion and depreciation	108,120	105,635
Write-down of proved oil and gas properties	—	1,037,000
Deferred income taxes	147,916	(290,436)
Unrealized gain on commodity derivatives	(158,932)	(26,169)
Excess tax benefit from stock based compensation	(16,420)	(2,394)
Stock compensation	6,137	4,819
Other	271	720
Net changes in operating assets and liabilities:
Restricted cash	(82)	1,045
Accounts receivable	(23,763)	9,475
Prepaid expenses and other	(3,911)	3,876
Other non-current assets	2,905	(2,868)
Accounts payable, production taxes and accrued liabilities	37,891	(45,519)
Other long-term obligations	8,181	(16,670)

Net cash provided by operating activities	372,182	240,400
Investing Activities:
Acquisition of oil and gas properties	(332,970)	—
Oil and gas property expenditures	(539,783)	(361,870)
Gathering system expenditures	(32,979)	(20,496)
Restricted cash	28,257	—
Change in capital cost accrual	48,324	(59,784)
Net proceeds from consolidation of undeveloped land	68,420	—
Inventory	1,006	1,947
Other	—	(704)
Purchase of capital assets	(342)	(667)

Net cash used in investing activities	(760,067)	(441,574)
Financing activities:
Borrowings on long-term debt	583,000	441,000
Payments on long-term debt	(697,000)	(482,000)
Proceeds from issuance of Senior Notes	500,000	235,000
Deferred financing costs	(2,265)	(1,283)
Repurchased shares/net share settlements	(23,707)	—
Excess tax benefit from stock based compensation	16,420	2,394
Proceeds from exercise of options	5,512	1,205

Net cash provided by financing activities	381,960	196,316
Decrease in cash during the period	(5,925)	(4,858)
Cash and cash equivalents, beginning of period	14,254	14,157

Cash and cash equivalents, end of period	$8,329	$9,299

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

Basis of presentation and principles of consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company presents its financial statements in accordance with GAAP. All inter-company transactions and balances have been eliminated upon consolidation.

(a) Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(b) Restricted cash:  Restricted cash represents cash received by the Company from production sold where the final division of ownership of the production is unknown or in dispute.

Long-term restricted cash represents cash that was set aside in an escrow account in connection with the purchase of additional acreage in the Marcellus Shale, which closed on February 22, 2010.

(c) Property, plant and equipment:  Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life. Gathering system expenditures are recorded at cost and depreciated using the straight-line method based on a 30-year useful life.

(d) Oil and natural gas properties:  On January 6, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Oil and Gas Reserve Estimation and Disclosures. The ASU amends FASB Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas (“FASB ASC 932”) to align the reserve calculation and disclosure requirements of FASB ASC 932 with the requirements in the SEC Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”).

The ASU was effective for reporting periods ending on or after December 31, 2009. Accordingly, the Company adopted the update to FASB ASC 932 as of December 31, 2009.

The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(e) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At June 30, 2010, drilling and completion supplies inventory of $3.5 million primarily included the cost of pipe and production equipment that are expected to be utilized during the 2010 drilling program.

(f) Derivative Instruments and Hedging Activities:  Currently, the Company largely relies on derivative instruments to manage its exposure to commodity price risk. The natural gas reference prices of the Company’s commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. Additionally, and from time to time, the Company enters into fixed price forward gas sales agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 7).

(g) Income taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria described in FASB ASC Topic 740, Income Taxes. In addition, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

(h) Earnings per share:  Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net income (loss)	$61,493	$(25,526)	$263,869	$(538,114)

Weighted average common shares outstanding — basic	152,300	151,331	152,187	151,285
Effect of dilutive instruments(1)	2,010	—	2,081	—

Weighted average common shares outstanding — fully diluted	154,310	151,331	154,268	151,285

Net income (loss) per common share — basic	$0.40	$(0.17)	$1.73	$(3.56)

Net income (loss) per common share — fully diluted	$0.40	$(0.17)	$1.71	$(3.56)

(1)	Due to the net loss for the quarter and six months ended June 30, 2009, 2.9 million shares and 2.7 million shares for options and restricted stock were anti-dilutive and excluded from the computation of loss per share.

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

(j) Accounting for share-based compensation:  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values in accordance with FASB ASC Topic 718, Compensation — Stock Compensation.

(k) Fair Value Accounting:  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and describes disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. For non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily our asset retirement obligation, the respective subtopic of FASB ASC 820, was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity. See Note 8 for additional information.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Asset Retirement Obligation:  The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.

(m) Revenue Recognition:  Natural gas revenues are recorded based on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net interest. The Company initially records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products immediately after production at various locations at which time title and risk of loss pass to the buyer. Gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.

(n) Capitalized Interest:  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service.

(o) Reclassifications:  Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

2.	OTHER COMPREHENSIVE INCOME:

Other comprehensive income (loss) is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles impact Shareholders’ Equity, excluding transactions with shareholders.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$61,493	$(25,526)	$263,869	$(538,114)
Reclassification for settlements of derivative instruments*	—	(7,145)	—	(12,561)
Tax expense on settlements of derivative instruments	—	2,508	—	4,409

Other comprehensive income (loss)	$61,493	$(30,163)	$263,869	$(546,266)

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 7). The net gain or loss in accumulated other comprehensive income at November 3, 2008 remained on the balance sheet and the respective month’s gains or losses were reclassified from accumulated other comprehensive income to earnings as the counterparty settlements affected earnings (January through December 2009). As a result of the de-designation on November 3, 2008, the Company no longer has any derivative instruments which qualify for cash flow hedge accounting.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2010	2009

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$3,965,688	$3,544,519
Less: Accumulated depletion, depreciation and amortization	(1,855,448)	(1,749,916)

	2,110,240	1,794,603

Unproven Properties:
Acquisition and exploration costs not being amortized(1)(2)	391,277	—

Net capitalized costs — oil and gas properties	$2,501,517	$1,794,603

(1)	On February 22, 2010, a wholly-owned subsidiary of the Company acquired, subject to post-closing adjustments, for $333.0 million in cash, non-producing mineral acres and a small number of producing gas wells in the Pennsylvania Marcellus Shale. Additionally, during the quarter ended June 30, 2010, the Company purchased additional undeveloped acreage in the Marcellus Shale for approximately $60.1 million.

(2)	Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the six months ended June 30, 2010, total interest on outstanding debt was $30.5 million of which, $7.4 million was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service. For the six months ended June 30, 2009, there was no interest capitalized.

4.	LONG-TERM LIABILITIES:

	June 30,	December 31,
	2010	2009

Bank indebtedness	$146,000	$260,000
Senior Notes	1,035,000	535,000
Other long-term obligations	48,731	35,858

	$1,229,731	$830,858

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (100.0 basis points per annum as of June 30, 2010).

At June 30, 2010, the Company had $146.0 million in outstanding borrowings and $354.0 million of available borrowing capacity under the credit facility.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2010, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  On March 6, 2008, the Company’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the 2008 Senior Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. On March 5, 2009, Ultra Resources, Inc., issued $235.0 million Senior Notes (“the 2009 Senior Notes”) pursuant to a First Supplement to the Master Note Purchase Agreement. And, on January 28, 2010, Ultra Resources, Inc., issued an aggregate amount of $500.0 million of Senior Notes (“the 2010 Senior Notes”) pursuant to a Second Supplement to the Master Note Purchase Agreement.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

Proceeds from the sale of the 2010 Senior Notes were used to repay revolving credit facility debt, but did not reduce the borrowings available to the Company under the revolving credit facility, and for general corporate purposes, including funding the Pennsylvania Marcellus Shale acquisition that closed on February 22, 2010. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2010, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

5.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Total cost of share-based payment plans	$5,809	$4,690	$10,494	$8,432
Amounts capitalized in fixed assets	$2,453	$1,996	$4,357	$3,613
Amounts charged against income, before income tax benefit	$3,356	$2,694	$6,137	$4,819
Amount of related income tax benefit recognized in income	$1,191	$945	$2,179	$1,690

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimates are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the six months ended June 30, 2010.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2010 and the year ended December 31, 2009:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)	(US$)

Balance, December 31, 2008	4,213	$0.25 to $98.87

Forfeited	(43)	$51.60 to $78.55
Exercised	(666)	$0.25 to $33.57

Balance, December 31, 2009	3,504	$1.49 to $98.87

Forfeited	(4)	$51.60 to $75.18
Exercised	(1,116)	$1.49 to $45.95

Balance, June 30, 2010	2,384	$2.61 to $98.87

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

For the six months ended June 30, 2010, the Company recognized $3.8 million in pre-tax compensation expense related to the 2008 LTIP Common Stock Award and 2009 and 2010 LTIP award of restricted stock units. For the six months ended June 30, 2009, the Company recognized $2.4 million in pre-tax compensation expense related to the 2007 and 2008 LTIP Common Stock Awards and the 2009 LTIP award of restricted stock units. The amounts recognized during the six months ended June 30, 2010 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2010, for each of the three year performance periods is expected to be approximately $4.1 million, $22.3 million, and $10.9 million related to the 2008 LTIP Common Stock Award and 2009 and 2010 LTIP award of restricted stock units, respectively. The 2007 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2010 and totaled $4.1 million.

Best in Class Program.  In May 2008, the Company established the 2008 Best in Class Program for all permanent, full-time employees. Under the 2008 Best in Class Program, participants are eligible to receive a number of shares of the Company’s common stock based on the performance of the Company. As with the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LTIP, the 2008 Best in Class Program is measured over a three year performance period. The 2008 Best in Class Program recognizes and financially rewards the collective efforts of all of the Company’s employees in achieving sustained industry leading performance and the enhancement of shareholder value. Under the 2008 Best in Class Program, on January 1, 2008 or the employment date if subsequent to January 1, 2008, eligible employees received a contingent award of stock units of the Company’s common stock based on the average high and low share price on the first day of the performance period. Employees joining the Company after January 1, 2008 participate on a pro-rata basis based on their length of employment during the performance period.

The number of contingent units that will become payable and vest upon distribution is based on the Company’s performance relative to the industry during a three year performance period beginning January 1, 2008, and ending December 31, 2010. For each vested unit, the participant will receive one share of common stock. The participant must be employed on the date the awards are distributed in order to receive the award.

For the six months ended June 30, 2010, the Company recognized $0.6 million in pre-tax compensation expense related to the 2008 Best in Class Program. For the six months ended June 30, 2009, the Company recognized $0.4 million in pre-tax compensation expense related to the 2008 Best in Class Program. The amount recognized for the six months ended June 30, 2010 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation related to the 2008 Best in Class Program is estimated at $4.7 million as of June 30, 2010.

6.	INCOME TAXES:

During the six months and quarter ended June 30, 2010, the Company recorded an income tax provision of $150.4 million and $34.1 million, respectively, or 36.3% and 35.7%, respectively, of income before income tax provision. This compares to an income tax benefit of $290.4 million and $13.5 million, respectively, or 35.1% and 34.6%, respectively, of the loss before income tax benefit for the six months and quarter ended June 30, 2009. The effective tax rate increased over the comparable prior year period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania. A one-time catch-up was required during the first quarter of 2010 which caused the effective tax rate for the six months ended June 30, 2010 to increase.

7.	DERIVATIVE FINANCIAL INSTRUMENTS:

Objectives and Strategy:  The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company may use fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC 815, Derivatives and Hedging.

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

At June 30, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 8 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume -	Average	June 30,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2010	50,000	$4.99	$7,209
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$30,936
Swap	NW Rockies	Calendar 2011	10,000	$6.27	$5,073
Swap	NW Rockies	Jul — Oct 2010	50,000	$5.05	$6,388
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$17,380
Swap	Northeast	Calendar 2011	145,000	$5.75	$13,323

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the six months and quarters ended June 30, 2010 and 2009 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Natural Gas Commodity Derivatives:	2010	2009	2010	2009

Realized gain on commodity derivatives(1)	$37,654	$99,205	$36,985	$119,561
Unrealized (loss) gain on commodity derivatives(1)	(23,088)	(159,903)	158,932	26,169

Total gain (loss) on commodity derivatives	$14,566	$(60,698)	$195,917	$145,730

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

8.	FAIR VALUE MEASUREMENTS:

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

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of June 30, 2010. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$66,692	$—	$66,692
Non-current derivative asset	$—	$18,111	$—	$18,111
Liabilities:
Current derivative liability	$—	$227	$—	$227
Non-current derivative liability	$—	$4,267	$—	$4,267

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

For non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily the Company’s asset retirement obligation, this respective subtopic of FASB ASC 820 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on consolidated results of operations, financial position or liquidity.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015	$100,000	$108,539	$100,000	$108,128
5.92% Notes due 2018	200,000	210,299	200,000	212,946
7.31% Notes due 2016	62,000	72,400	62,000	72,684
7.77% Notes due 2019	173,000	208,600	173,000	205,609
4.98% Notes due 2017	116,000	117,922	—	—
5.50% Notes due 2020	207,000	204,593	—	—
5.60% Notes due 2022	87,000	84,828	—	—
5.85% Notes due 2025	90,000	86,635	—	—
Credit Facility	146,000	146,000	260,000	260,000

	$1,181,000	$1,239,816	$795,000	$859,367

9.	LEGAL PROCEEDINGS:

The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

10.	SUBSEQUENT EVENTS:

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The FASB issued ASU No 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, on February 24, 2010, in an effort to remove some contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments remove the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The Company has evaluated the period subsequent to June 30, 2010 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently generates substantially all of its revenue, earnings and cash flow from the production and sales of natural gas and oil. The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for natural gas. During the quarter ended June 30, 2010, the average price realization for the Company’s natural gas was $4.83 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $4.09 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 7).

The Company has consistently delivered meaningful reserve and production growth over the past ten years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties. Ultra maintains a portfolio of properties that provide long-term growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company delivered 18% production growth on an Mcfe basis during the quarter ended June 30, 2010 as compared to the same quarter in 2009.

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

Derivative Instruments and Hedging Activities.  Currently, the Company largely relies on derivative instruments to manage its exposure to commodity price risk. The natural gas reference prices of the Company’s commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. Additionally, and from time to time, the Company enters into fixed price forward gas sales agreements in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by the Fair Value Measurements and Disclosures Topic. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at June 30, 2010 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Current derivative asset	$—	$66,692	$—	$66,692
Non-current derivative asset	$—	$18,111	$—	$18,111
Liabilities:
Current derivative liability	$—	$227	$—	$227
Non-current derivative liability	$—	$4,267	$—	$4,267

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

Asset Retirement Obligation.  The Company’s asset retirement obligations (“ARO”) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and natural gas properties. FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”) requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, estimated probabilities, amounts and timing of settlements; the credit-adjusted, risk-free rate to be used; inflation rates, and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized costs, including revisions thereto, are charged to expense through depletion, depreciation and amortization (“DD&A”).

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2010 and 2009 was $6.1 million and $4.8 million, respectively. At June 30, 2010, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 0.75 years. See Note 5 for additional information.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statement of Operations. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2010. During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitation, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The March 31, 2009 ceiling test limitation was calculated prior to the adoption of SEC Release No. 33-8995 and was based on prices in effect on the last day of the reporting period, March 31, 2009, reflecting wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

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

Capitalized Interest.  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service (See Note 3).

Conversion of barrels of oil to Mcfe of gas.  We convert Bbls of oil and other liquid hydrocarbons to Mcfe at a ratio of one Bbl of oil or liquids to six Mcfe. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or other liquids to an Mcf of natural gas. The sales price of one Bbl of oil or liquids has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to a Bbl of oil or other liquids.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2010 VS. QUARTER ENDED JUNE 30, 2009

During the quarter ended June 30, 2010, production increased 18% on a gas equivalent basis to 52.4 Bcfe from 44.5 Bcfe for the same quarter in 2009 attributable to the Company’s successful drilling activities during 2009 and in the first six months of 2010. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 4% to $4.83 per Mcf in the second quarter of 2010 as compared to $5.04 per Mcf for the same quarter of 2009. During the three months ended June 30, 2010, the Company’s average price for natural gas was $4.09 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $2.71 per Mcf for the same period in 2009. The increase in production and the increase in average natural gas prices, excluding commodity derivatives, contributed to a 75% increase in revenues to $228.4 million as compared to $130.3 million in 2009.

Lease operating expense (“LOE”) increased to $11.5 million during the second quarter of 2010 compared to $10.1 million during the same period in 2009. On a unit of production basis, LOE costs decreased to $0.22 per Mcfe at June 30, 2010 compared to $0.23 per Mcfe at June 30, 2009 largely as a result of increased production volumes during the quarter ended June 30, 2010.

During the three months ended June 30, 2010, production taxes were $22.5 million compared to $12.7 million during the same period in 2009, or $0.43 per Mcfe compared to $0.29 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended June 30, 2010 as compared to the same period in 2009. During the three months ended June 30, 2010, the Company’s average price for natural gas was $4.09 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $2.71 per Mcf for the same period in 2009. Production taxes are calculated based on a percentage of revenue from production and were 9.8% of revenues for the quarter ended June 30, 2010 and 2009.

Gathering fees increased to $12.5 million for the three months ended June 30, 2010 compared to $11.6 million during the same period in 2009 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.24 per Mcfe for the three months ended June 30, 2010 as compared to $0.26 during the same period in 2009 as a result of increased production in Pennsylvania, which is not subject to gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $16.5 million for the quarter ended June 30, 2010 as compared to $13.2 million for the same period in 2009 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges increased to $0.32 per Mcfe (on total company volumes) for the three months ended June 30, 2010 as compared to $0.30 per Mcfe (on total company volumes) for the same period in 2009 due to increased transportation rates as a result of further eastern expansion of REX.

DD&A expenses increased to $56.9 million during the three months ended June 30, 2010 from $45.0 million for the same period in 2009, attributable to increased production volumes. On a unit of production basis, DD&A increased to $1.08 per Mcfe for the quarter ended June 30, 2010 from $1.01 for the quarter ended June 30, 2009.

General and administrative expenses increased to $6.1 million for the quarter ended June 30, 2010 compared to $5.7 million for the same period in 2009. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.12 per Mcfe for the quarter ended June 30, 2010 compared with $0.13 per Mcfe for the same period in 2009.

Interest expense increased to $11.4 million during the quarter ended June 30, 2010 compared to $9.9 million during the same period in 2009 as a result of increased borrowings during the period ended June 30, 2010. At June 30, 2010, the Company had $1.2 billion in borrowings outstanding. In addition, the Company capitalized $5.2 million in interest expense for the quarter ended June 30, 2010 related to unevaluated oil and gas properties and on work in process relating to gathering systems that are not currently in service (See Note 3). There was no capitalized interest for the same period in 2009.

During the quarter ended June 30, 2010, the Company recognized $37.7 million of realized gain on commodity derivatives as compared to $99.2 million of realized gain on commodity derivatives during the quarter ended June 30, 2009. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended June 30, 2010, the Company recognized $23.1 million in unrealized loss on commodity derivatives as compared to $159.9 million in unrealized loss on commodity derivatives during the quarter ended June 30, 2009. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

During the quarter ended June 30, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

The Company recognized income before income taxes of $95.6 million for the quarter ended June 30, 2010 compared with a net loss before income tax benefit of $39.0 million for the same period in 2009. The increase in earnings is primarily a result of increased revenues resulting from increased production during the three months ended June 30, 2010 as compared to the same period in 2009 along with the change in the gain or loss on commodity derivatives during the quarter ended June 30, 2010 as compared to the same period in 2009.

The income tax provision recognized for the quarter ended June 30, 2010 was $34.1 million compared with an income tax benefit of $13.5 million for the three months ended June 30, 2009. The increase is largely due to increased income during the quarter ended June 30, 2010 compared with a net loss before income tax benefit of $39.0 million primarily as a result of increased revenues resulting from increased production during the quarter ended June 30, 2010 as compared to the same period in 2009 along with the change in the gain or loss on commodity derivatives during the quarter ended June 30, 2010 as compared to the same period in 2009. The effective tax rate for the quarter ended June 30, 2010 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania which increased the overall effective tax rate to 35.7%.

For the three months ended June 30, 2010, the Company recognized net income of $61.5 million or $0.40 per diluted share as compared with a net loss of $25.5 million or ($0.17) per diluted share for the same period in 2009. The increase is primarily attributable to increased revenues resulting from increased production during the three months ended June 30, 2010 as compared to the same period in 2009 along with the change in the gain or loss on commodity derivatives during the quarter ended June 30, 2010 as compared to the same period in 2009.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

During the six months ended June 30, 2010, production increased 17% on a gas equivalent basis to 100.9 Bcfe from 86.6 Bcfe for the same quarter in 2009 attributable to the Company’s successful drilling activities during 2009 and in the first six months of 2010. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 7% to $5.09 per Mcf in the six months ended 2010 as compared to $4.76 per Mcf for the same period in 2009. During the six months ended June 30, 2010, the Company’s average price for natural gas was $4.71 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $3.31 per Mcf for the same period in 2009. The increase in average natural gas prices along with the increase in production contributed to a 68% increase in revenues to $501.5 million as compared to $298.3 million in 2009.

LOE increased to $21.9 million during the six months of 2010 compared to $20.4 million during the same period in 2009. On a unit of production basis, LOE costs decreased to $0.22 per Mcfe at June 30, 2010 compared to $0.24 per Mcfe at June 30, 2009 largely as a result of increased production volumes during the six months ended June 30, 2010.

During the six months ended June 30, 2010, production taxes were $50.9 million compared to $30.1 million during the same period in 2009, or $0.50 per Mcfe compared to $0.35 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased realized gas prices during the six months ended June 30, 2010 as compared to the same period in 2009. Production taxes are calculated based on a percentage of revenue from production and were 10.1% of revenues for the six months ended June 30, 2010 and 2009.

Gathering fees increased to $24.5 million for the six months ended June 30, 2010 compared to $22.4 million during the same period in 2009 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.24 per Mcfe for the six months ended June 30, 2010 as compared to $0.26 during the same period in 2009 as a result of increased production in Pennsylvania, which is not subject to gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $32.4 million for the six months ended June 30, 2010 as compared to $26.5 million for the same period in 2009 in association with REX transportation charges. On a per unit basis, transportation charges increased to $0.32 per Mcfe (on total company volumes) for the six months ended June 30, 2010 as compared to $0.31 per Mcfe (on total company volumes) for the same period in 2009 due to increased transportation rates as a result of further eastern expansion of REX.

DD&A expenses increased to $108.1 million during the six months ended June 30, 2010 from $105.6 million for the same period in 2009, attributable to a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-down during the first quarter of 2009 and partially offset by increased production volumes. On a unit of production basis, DD&A decreased to $1.07 per Mcfe for the six months ended June 30, 2010 from $1.22 for the six months ended June 30, 2009. The Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties at March 31, 2009 as a result of ceiling test limitations. The write-down reduced earnings in the first quarter of 2009 and results in lower DD&A expense in future periods.

General and administrative expenses increased to $12.5 million for the six months ended June 30, 2010 compared to $10.2 million for the same period in 2009. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses remained flat at $0.12 per Mcfe for the six months ended June 30, 2010 and 2009.

Interest expense increased to $23.2 million during the six months ended June 30, 2010 compared to $17.2 million during the same period in 2009 as a result of increased borrowings during the period ended June 30, 2010. At June 30, 2010, the Company had $1.2 billion in borrowings outstanding. In addition, the Company capitalized $7.4 million in interest expense for the six months ended June 30, 2010 related to unevaluated oil and gas properties and on work in process relating to gathering systems that are not currently in service (See Note 3). There was no capitalized interest for the same period in 2009.

During the six months ended June 30, 2010, the Company recognized $37.0 million of realized gain on commodity derivatives as compared to $119.6 million of realized gain on commodity derivatives during the six months ended June 30, 2009. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the six months ended June 30, 2010, the Company recognized $158.9 million in unrealized gain on commodity derivatives as compared to $26.2 million in unrealized gain on commodity derivatives during the six months ended June 30, 2009. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

During the six months ended June 30, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

Other expense for the six months ended June 30, 2009 includes rig termination payments of $3.1 million that were not incurred during the same period in 2010.

The Company recognized income before income taxes of $414.3 million for the six months ended June 30, 2010 compared with a net loss before income tax benefit of $828.5 million for the same period in 2009. The increase in earnings is primarily a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009 and increased natural gas prices and increased production during the six months ended June 30, 2010 as compared to the same period in 2009.

The income tax provision recognized for the six months ended June 30, 2010 was $150.4 million compared with an income tax benefit of $290.4 million for the six months ended June 30, 2009. The increase is largely due to increased income during the six months ended June 30, 2010 compared with a a net loss before income tax benefit of $828.5 million primarily as a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009. The effective tax rate for the six months ended June 30, 2010 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania. A one-time catch-up was required, which caused the effective tax rate for the six months ended June 30, 2010 to increase to 36.3%.

For the six months ended June 30, 2010, the Company recognized net income of $263.9 million or $1.71 per diluted share as compared with net loss of $538.1 million or ($3.56) per diluted share for the same period in 2009. The increase is primarily attributable to the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009 and increased natural gas prices and increased production during the six months ended June 30, 2010 as compared to the same period in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2010, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the 2010 Senior Notes to finance its capital expenditures. During this period, the Company participated in the drilling of 246 wells in Wyoming and Pennsylvania. For the six month period ended June 30, 2010, total capital expenditures were $905.7 million ($333.0 to acquire additional acreage in the Pennsylvania Marcellus Shale, $539.8 million related to oil and gas exploration and development expenditures and $33.0 million related to gathering system expenditures).

At June 30, 2010, the Company reported a cash position of $8.3 million compared to $9.3 million at June 30, 2009. Working capital deficit at June 30, 2010 was $135.5 million compared to working capital of $19.4 million at June 30, 2009. At June 30, 2010, we had $146.0 million in outstanding borrowings and $354.0 million of available borrowing capacity under the credit facility. In addition, the Company had $1.0 billion outstanding under its Senior Notes (See Note 4). Other long-term obligations of $48.7 million at June 30, 2010 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, existing credit facility and the cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2010, which is currently projected to be $1.1 billion, exclusive of acquisitions. Of the $1.1 billion budget, the Company plans to allocate approximately 60% to Wyoming and 40% to Pennsylvania.

On February 22, 2010, the Company closed the purchase of additional acreage in the Pennsylvania Marcellus Shale for $333.0 million, subject to post-closing adjustments. This transaction is incremental to the 2010 budgeted capital investment program discussed above. In addition, the Company traded and consolidated its land position in Pennsylvania during the first quarter of 2010, which resulted in net proceeds of $68.4 million.

The Company’s land position in Pennsylvania continues to expand. Including the acquisition of undeveloped acreage in the Marcellus Shale during the first quarter of 2010, as well as additional acreage acquired during the second quarter of 2010 for $60.1 million, partially offset by the consolidation of the Company’s land position for net proceeds of $68.4 million during the first quarter of 2010, the Company’s undeveloped acreage position in Pennsylvania is approximately 255,000 net acres.

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (100.0 basis points per annum as of June 30, 2010).

At June 30, 2010, the Company had $146.0 million in outstanding borrowings and $354.0 million of available borrowing capacity under the credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2010, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  On March 6, 2008, the Company’s wholly-owned subsidiary, Ultra Resources, Inc. issued $300.0 million Senior Notes (“the 2008 Senior Notes”) pursuant to a Master Note Purchase Agreement between the Company and the purchasers of the Notes. On March 5, 2009, Ultra Resources, Inc., issued $235.0 million Senior Notes (“the 2009 Senior Notes”) pursuant to a First Supplement to the Master Note Purchase Agreement. And, on January 28, 2010, Ultra Resources, Inc., issued an aggregate amount of $500.0 million of Senior Notes (“the 2010 Senior Notes”) pursuant to a Second Supplement to the Master Note Purchase Agreement.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

Proceeds from the sale of the 2010 Senior Notes were used to repay revolving credit facility debt, but did not reduce the borrowings available to the Company under the revolving credit facility, and for general corporate purposes, including funding the Pennsylvania Marcellus Shale acquisition that closed on February 22, 2010. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2010, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement (See Note 4).

Operating Activities.  During the six months ended June 30, 2010, net cash provided by operating activities was $372.2 million, a 55% increase from $240.4 million for the same period in 2009. The increase in net cash provided by operating activities is largely attributable to the increase in realized natural gas prices and increased production during the six months ended June 30, 2010 as compared to the same period in 2009.

Investing Activities.  During the six months ended June 30, 2010, net cash used in investing activities was $760.1 million as compared to $441.6 million for the same period in 2009. The increase in net cash used in investing activities is largely due to increased capital investments associated with the Pennsylvania Marcellus Shale acquisition in February 2010 and the Company’s drilling activities in 2010 as compared to 2009, partially offset by the proceeds from the sale of undeveloped acreage during the six months ended June 30, 2010.

Financing Activities.  During the six months ended June 30, 2010, net cash provided by financing activities was $382.0 million as compared to $196.3 million for the same period in 2009. The increase in cash provided by net financing activities is largely due to increased borrowings, primarily attributable to the 2010 Senior Notes offering, during the six months ended June 30, 2010 as compared to the same period in 2009.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2010.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this document, including without limitation, statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of the Company’s management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to be correct nor can the Company assure adequate funding will be available to execute the Company’s planned future capital program.

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. We are also subject to risks associated with the current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of government solutions. See the Company’s annual report on Form 10-K for the year ended December 31, 2009 and its Form 10-Q for the quarter ended March 31, 2010 for additional risks related to the Company’s business.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Objectives and Strategy:  The Company’s major market risk exposure is in the pricing applicable to its natural gas and oil production. Realized pricing is currently driven primarily by the prevailing price for the Company’s natural gas production. Historically, prices received for natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

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

From time to time, the Company may use fixed price forward gas sales to manage its commodity price exposure. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC 815, Derivatives and Hedging.

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

At June 30, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 8 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume -	Average	June 30,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2010	50,000	$4.99	$7,209
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$30,936
Swap	NW Rockies	Calendar 2011	10,000	$6.27	$5,073
Swap	NW Rockies	Jul — Oct 2010	50,000	$5.05	$6,388
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$17,380
Swap	Northeast	Calendar 2011	145,000	$5.75	$13,323

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Natural Gas Commodity Derivatives:	2010	2009	2010	2009

Realized gain on commodity derivatives(1)	$37,654	$99,205	$36,985	$119,561
Unrealized (loss) gain on commodity derivatives(1)	(23,088)	(159,903)	158,932	26,169

Total gain (loss) on commodity derivatives	$14,566	$(60,698)	$195,917	$145,730

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

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

Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010. There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 except for the update described below.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Recently, The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law. Among other things, the act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility. We cannot predict the content of these regulations or the effect that these regulations will have on our hedging activities. Of particular concern, the act does not explicitly exempt end users (such as us) from the requirements to post margin in connection with hedging activities. While several Senators have indicated that it was not the intent of the act to require margin from end users, the exemption is not in the act. If the regulations ultimately adopted were to require that we post margin for our hedging activities, our hedging would become more expensive and we may decide to alter our hedging strategy. It is also possible that regulations, when finally adopted, may make our hedging activities more expensive or cause us to alter our hedging strategy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

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

Date: July 30, 2010

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: July 30, 2010

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