Form 10-Q
period 2010-09-30
ULTRA PETROLEUM CORP
filed 2010-11-04
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 27, 2010 was 152,481,063.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$217,890	$135,538	$674,845	$409,446
Oil sales	22,484	19,626	67,041	44,012

Total operating revenues	240,374	155,164	741,886	453,458
Expenses:
Lease operating expenses	10,850	9,741	32,708	30,128
Production taxes	23,191	15,220	74,084	45,309
Gathering fees	12,616	11,389	37,069	33,753
Transportation charges	16,201	16,284	48,628	42,824
Depletion and depreciation	59,674	46,367	167,795	152,002
Write-down of proved oil and gas properties	—	—	—	1,037,000
General and administrative	5,957	5,130	18,464	15,354

Total operating expenses	128,489	104,131	378,748	1,356,370
Operating income (loss)	111,885	51,033	363,138	(902,912)
Other income (expense), net:
Interest expense	(11,382)	(9,744)	(34,538)	(26,938)
Gain (loss) on commodity derivatives	150,186	(55,428)	346,103	90,301
Litigation expense	—	—	(9,902)	—
Other income (expense), net	12	193	185	(2,925)

Total other income (expense), net	138,816	(64,979)	301,848	60,438
Income (loss) before income tax provision (benefit)	250,701	(13,946)	664,986	(842,474)
Income tax provision (benefit)	88,059	(5,616)	238,477	(296,029)

Net income (loss)	$162,642	$(8,330)	$426,509	$(546,445)

Net income (loss) per common share — basic	$1.07	$(0.06)	$2.80	$(3.61)

Net income (loss) per common share — fully diluted	$1.05	$(0.06)	$2.77	$(3.61)

Weighted average common shares outstanding — basic	152,479	151,441	152,286	151,337

Weighted average common shares outstanding —fully diluted	154,192	151,441	154,241	151,337

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(Amounts in thousands of
	U. S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$7,218	$14,254
Restricted cash	1,763	1,681
Oil and gas revenue receivable	68,112	82,326
Joint interest billing and other receivables	48,633	29,411
Derivative assets	161,312	4,398
Deferred tax assets	—	12,225
Inventory	4,731	4,498
Prepaid drilling costs and other current assets	8,610	4,948

Total current assets	300,379	153,741
Oil and gas properties, net, using the full cost method of accounting:
Proved	2,337,853	1,794,603
Unproved properties not being amortized	469,243	—
Property, plant and equipment	133,054	73,435
Long-term derivative assets	28,600	2,554
Restricted cash	—	28,257
Deferred financing costs and other	5,964	7,415

Total assets	$3,275,093	$2,060,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$181,234	$131,122
Production taxes payable	45,657	60,820
Deferred tax liabilities	54,812	—
Derivative liabilities	—	35,033
Capital cost accrual	124,144	64,216

Total current liabilities	405,847	291,191
Long-term debt	1,326,000	795,000
Deferred income tax liabilities	386,730	239,217
Long-term derivative liabilities	—	50,542
Other long-term obligations	63,980	35,858
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,479,188 and 151,759,343 at September 30, 2010 and December 31, 2009, respectively	418,287	377,339
Treasury stock	—	(10,525)
Retained earnings	674,249	281,383

Total shareholders’ equity	1,092,536	648,197

Total liabilities and shareholders’ equity	$3,275,093	$2,060,005

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(Amounts in thousands
	of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$426,509	$(546,445)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion and depreciation	167,795	152,002
Write-down of proved oil and gas properties	—	1,037,000
Deferred income taxes	230,936	(303,724)
Unrealized (gain) loss on commodity derivatives	(268,535)	118,879
Excess tax benefit from stock based compensation	(16,386)	(4,966)
Stock compensation	9,122	7,623
Other	473	881
Net changes in operating assets and liabilities:
Restricted cash	(82)	1,044
Accounts receivable	(5,008)	9,774
Prepaid expenses and other	(3,236)	2,740
Other current and non-current assets	2,905	(4,584)
Accounts payable, production taxes and accrued liabilities	36,264	(40,898)
Other long-term obligations	20,562	(8,557)
Taxation payable	2,825	—

Net cash provided by operating activities	604,144	420,769
Investing Activities:
Acquisition of oil and gas properties	(400,993)	—
Oil and gas property expenditures	(831,423)	(500,211)
Gathering system expenditures	(61,343)	(36,747)
Restricted cash	28,257	—
Change in capital cost accrual	59,928	(52,055)
Net proceeds from consolidation of undeveloped land	68,420	—
Inventory	(233)	3,759
Other	—	(703)
Purchase of capital assets	(769)	(932)

Net cash used in investing activities	(1,138,156)	(586,889)
Financing activities:
Borrowings on long-term debt	986,000	575,000
Payments on long-term debt	(955,000)	(650,000)
Proceeds from issuance of Senior Notes	500,000	235,000
Deferred financing costs	(2,265)	(1,283)
Repurchased shares/net share settlements	(23,707)	—
Excess tax benefit from stock based compensation	16,386	4,966
Proceeds from exercise of options	5,562	1,274

Net cash provided by financing activities	526,976	164,957
Decrease in cash during the period	(7,036)	(1,163)
Cash and cash equivalents, beginning of period	14,254	14,157

Cash and cash equivalents, end of period	$7,218	$12,994

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

The accompanying financial statements, other than the balance sheet data as of December 31, 2009, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2009 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

Basis of presentation and principles of consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company presents its financial statements in accordance with U.S. GAAP. All inter-company transactions and balances have been eliminated upon consolidation.

(a) Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(b) Restricted cash:  Restricted cash represents cash received by the Company from production sold where the final division of ownership of the production is unknown or in dispute.

Long-term restricted cash at December 31, 2009 represents cash that was set aside in an escrow account in connection with the purchase of additional acreage in the Marcellus Shale, which closed on February 22, 2010.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

(e) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At September 30, 2010, drilling and completion supplies inventory of $4.7 million primarily included the cost of pipe and production equipment that are expected to be utilized during the 2010 and 2011 drilling programs.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income (loss)	$162,642	$(8,330)	$426,509	$(546,445)

Weighted average common shares outstanding — basic	152,479	151,441	152,286	151,337
Effect of dilutive instruments(1)	1,713	—	1,955	—

Weighted average common shares outstanding — fully diluted	154,192	151,441	154,241	151,337

Net income (loss) per common share — basic	$1.07	$(0.06)	$2.80	$(3.61)

Net income (loss) per common share — fully diluted	$1.05	$(0.06)	$2.77	$(3.61)

(1)	Due to the net loss for the quarter and nine months ended September 30, 2009, 2.9 million and 2.8 million shares, respectively, for options and restricted stock were anti-dilutive and excluded from the computation of loss per share.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$162,642	$(8,330)	$426,509	$(546,445)
Reclassification for settlements of derivative instruments*	—	(5,960)	—	(18,520)
Tax expense on settlements of derivative instruments	—	2,092	—	6,500

Other comprehensive income (loss)	$162,642	$(12,198)	$426,509	$(558,465)

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 7). The net gain or loss in accumulated other comprehensive income at November 3, 2008 remained on the balance sheet and the respective month’s gains or losses were reclassified from accumulated other comprehensive income to earnings as the counterparty settlements affected earnings (January through December 2009). As a result of the de-designation on November 3, 2008, the Company no longer has any derivative instruments which qualify for cash flow hedge accounting.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2010	2009

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$4,251,496	$3,544,519
Less: Accumulated depletion, depreciation and amortization	(1,913,643)	(1,749,916)

	2,337,853	1,794,603

Unproven Properties:
Acquisition and exploration costs not being amortized(1)(2)	469,243	—

Net capitalized costs — oil and gas properties	$2,807,096	$1,794,603

(1)	In 2010, a wholly-owned subsidiary of the Company acquired, for $401.0 million in cash, non-producing mineral acres and a small number of producing gas wells in the Pennsylvania Marcellus Shale. Additionally, during the second quarter of 2010, the Company purchased additional undeveloped acreage in the Marcellus Shale for approximately $60.1 million.

(2)	Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the nine months ended September 30, 2010, total interest on outstanding debt was $48.4 million of which, $13.9 million was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service. For the nine months ended September 30, 2009, there was no interest capitalized.

4.	LONG-TERM LIABILITIES:

	September 30,	December 31,
	2010	2009

Bank indebtedness	$291,000	$260,000
Senior Notes	1,035,000	535,000
Other long-term obligations	63,980	35,858

	$1,389,980	$830,858

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125.0 basis points per annum as of September 30, 2010).

At September 30, 2010, the Company had $291.0 million in outstanding borrowings and $209.0 million of available borrowing capacity under the credit facility.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2010, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  On January 28, 2010, Ultra Resources, Inc., issued $500.0 million of Senior Notes (“the 2010A Senior Notes”) pursuant to a Second Supplement to the Master Note Purchase Agreement between the Company and the purchasers of the Notes. The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At September 30, 2010, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

5.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Total cost of share-based payment plans	$4,778	$4,814	$15,273	$13,247
Amounts capitalized in fixed assets	$1,793	$2,009	$6,151	$5,624
Amounts charged against income, before income tax benefit	$2,985	$2,805	$9,122	$7,623
Amount of related income tax benefit recognized in income	$1,060	$985	$3,238	$2,676

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimates are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the nine months ended September 30, 2010 or 2009.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2010 and the year ended December 31, 2009:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)	(US$)

Balance, December 31, 2008	4,213	$0.25 to $98.87

Forfeited	(43)	$51.60 to $78.55
Exercised	(666)	$0.25 to $33.57

Balance, December 31, 2009	3,504	$1.49 to $98.87

Forfeited	(67)	$51.60 to $76.01
Exercised	(1,117)	$1.49 to $45.95

Balance, September 30, 2010	2,320	$2.61 to $98.87

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

For the nine months ended September 30, 2010, the Company recognized $5.9 million in pre-tax compensation expense related to the 2008 LTIP Common Stock Award and 2009 and 2010 LTIP award of restricted stock units. For the nine months ended September 30, 2009, the Company recognized $3.9 million in pre-tax compensation expense related to the 2007 and 2008 LTIP Common Stock Awards and the 2009 LTIP award of restricted stock units. The amounts recognized during the nine months ended September 30, 2010 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at September 30, 2010, for each of the three year performance periods is expected to be approximately $4.3 million, $22.8 million, and $11.2 million related to the 2008 LTIP Common Stock Award and 2009 and 2010 LTIP award of restricted stock units, respectively. The 2007 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2010 and totaled $4.1 million.

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

For the nine months ended September 30, 2010, the Company recognized $0.9 million in pre-tax compensation expense related to the 2008 Best in Class Program. For the nine months ended September 30, 2009, the Company recognized $0.6 million in pre-tax compensation expense related to the 2008 Best in Class Program. The amount recognized for the nine months ended September 30, 2010 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation related to the 2008 Best in Class Program is estimated at $4.8 million as of September 30, 2010.

6.	INCOME TAXES:

During the quarter ended September 30, 2010, the Company recorded an income tax provision of $88.1 million, or 35.1% of income before income tax provision. This compares to an income tax benefit of $5.6 million, or 40.3% of the loss before income tax benefit for the quarter ended September 30, 2009. The effective tax rate decreased over the comparable prior year period primarily due certain reconciling items related to the filing of the 2008 U.S. Income Tax return in the third quarter of 2009.

During the nine months ended September 30, 2010, the Company recorded an income tax provision of $238.5 million, or 35.9% of income before income tax provision. This compares to an income tax benefit of $296.0 million, or 35.1% of the loss before income tax benefit for the nine months ended September 30, 2009. The effective tax rate increased over the comparable prior year period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania. A one-time catch-up was required during the first quarter of 2010 which caused the effective tax rate for the nine months ended September 30, 2010 to increase.

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

At September 30, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 8 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume -	Average	September 30,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2010	50,000	$4.99	$6,473
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$79,746
Swap	NW Rockies	Calendar 2011	10,000	$6.27	$8,288
Swap	NW Rockies	Oct — 10	50,000	$5.05	$2,524
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$25,740
Swap	Northeast	Calendar 2011	165,000	$5.71	$67,141

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the nine months and quarters ended September 30, 2010 and 2009 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Natural Gas Commodity Derivatives:	2010	2009	2010	2009

Realized gain on commodity derivatives(1)	$40,583	$89,620	$77,568	$209,180
Unrealized gain (loss) on commodity derivatives(1)	109,603	(145,048)	268,535	(118,879)

Total gain (loss) on commodity derivatives	$150,186	$(55,428)	$346,103	$90,301

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	FAIR VALUE MEASUREMENTS:

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

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of September 30, 2010. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$161,312	$—	$161,312
Non-current derivative asset	$—	$28,600	$—	$28,600

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

For non-financial assets and liabilities measured or disclosed at fair value on a non-recurring basis, primarily the Company’s asset retirement obligation, this respective subtopic of FASB ASC 820 was effective January 1, 2009. Implementation of this portion of the standard did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

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

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$110,998	$100,000	$108,128
7.31% Notes due 2016, issued 2009	62,000	74,867	62,000	72,684
4.98% Notes due 2017, issued 2010	116,000	125,834	—	—
5.92% Notes due 2018, issued 2008	200,000	227,443	200,000	212,946
7.77% Notes due 2019, issued 2009	173,000	219,269	173,000	205,609
5.50% Notes due 2020, issued 2010	207,000	227,030	—	—
5.60% Notes due 2022, issued 2010	87,000	94,615	—	—
5.85% Notes due 2025, issued 2010	90,000	96,718	—	—
Credit Facility	291,000	291,000	260,000	260,000

	$1,326,000	$1,467,774	$795,000	$859,367

9.	LEGAL PROCEEDINGS:

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

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The FASB issued ASU No 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements, on February 24, 2010, in an effort to remove some contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments remove the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The Company has evaluated the period subsequent to September 30, 2010 for events that did not exist at the balance sheet date but arose after that date and determined that the subsequent event described below should be disclosed in order to keep the financial statements from being misleading.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 12, 2010, the Company’s subsidiary, Ultra Resources, Inc., issued $525.0 million of Senior Notes (the “2010B Senior Notes”) pursuant to a Third Supplement to its Master Note Purchase Agreement dated March 6, 2008. The 2010B Senior Notes rank pari passu with Ultra Resources’ bank revolving credit facility and other outstanding Senior Notes. Payment of the 2010B Senior Notes is guaranteed by the Company and its subsidiary, UP Energy Corporation. A portion of the proceeds from the 2010B Senior Notes was used to repay revolving credit facility debt, but did not reduce the borrowings available under the revolving credit facility, and the balance will be used for general corporate purposes. Of the 2010B Senior Notes, $315.0 million are 4.51% senior notes due in 2020, $35.0 million are 4.66% senior notes due in 2022 and $175.0 million are 4.91% senior notes due in 2025.

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

The Company currently generates substantially all of its revenue, earnings and cash flow from the production and sales of natural gas and oil. The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for natural gas. During the quarter ended September 30, 2010, the average price realization for the Company’s natural gas was $4.84 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $4.08 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 7).

The Company has consistently delivered meaningful reserve and production growth over the past ten years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties. Ultra maintains a portfolio of properties that provide long-term growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company delivered 21% production growth on an Mcfe basis during the quarter ended September 30, 2010 as compared to the same quarter in 2009.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by the Fair Value Measurements and Disclosures Topic. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at September 30, 2010 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Current derivative asset	$—	$161,312	$—	$161,312
Non-current derivative asset	$—	$28,600	$—	$28,600

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the nine months ended September 30, 2010 and 2009 was $9.1 million and $7.6 million, respectively. At September 30, 2010, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 0.51 years. See Note 5 for additional information.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2010. During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitation, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The March 31, 2009 ceiling test limitation was calculated prior to the adoption of SEC Release No. 33-8995 and was based on prices in effect on the last day of the reporting period, March 31, 2009, reflecting wellhead prices of $2.47 per Mcf for natural gas and $33.91 per barrel for condensate.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2010 VS. QUARTER ENDED SEPTEMBER 30, 2009

During the quarter ended September 30, 2010, production increased 21% on a gas equivalent basis to 55.4 Bcfe from 45.9 Bcfe for the same quarter in 2009 attributable to the Company’s successful drilling activities during 2009 and in the first nine months of 2010. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 6% to $4.84 per Mcf in the third quarter of 2010 as compared to $5.13 per Mcf for the same quarter of 2009. During the three months ended September 30, 2010, the Company’s average price for natural gas was $4.08 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $3.09 per Mcf for the same period in 2009. The increase in production and the increase in average natural gas prices, excluding commodity derivatives, contributed to a 55% increase in revenues to $240.4 million as compared to $155.2 million in 2009.

Lease operating expense (“LOE”) increased to $10.9 million during the third quarter of 2010 compared to $9.7 million during the same period in 2009. On a unit of production basis, LOE costs decreased to $0.20 per Mcfe at September 30, 2010 compared to $0.21 per Mcfe at September 30, 2009 largely as a result of increased production volumes during the quarter ended September 30, 2010.

During the three months ended September 30, 2010, production taxes were $23.2 million compared to $15.2 million during the same period in 2009, or $0.42 per Mcfe compared to $0.33 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended September 30, 2010 as compared to the same period in 2009. During the three months ended September 30, 2010, the Company’s average price for natural gas was $4.08 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $3.09 per Mcf for the same period in 2009. Production taxes are calculated based on a percentage of revenue from production and were 9.6% of revenues for the quarter ended September 30, 2010 and 9.8% of revenues for the same period in 2009.

Gathering fees increased to $12.6 million for the three months ended September 30, 2010 compared to $11.4 million during the same period in 2009 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.23 per Mcfe for the three months ended September 30, 2010 as compared to $0.25 per Mcfe during the same period in 2009 as a result of increased production in Pennsylvania, which is not subject to gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $16.2 million for the quarter ended September 30, 2010 as compared to $16.3 million for the same period in 2009 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges decreased to $0.29 per Mcfe (on total company volumes) for the three months ended September 30, 2010 as compared to $0.35 per Mcfe (on total company volumes) for the same period in 2009 due to the increase in production volumes during the quarter ended September 30, 2010.

DD&A expenses increased to $59.7 million during the three months ended September 30, 2010 from $46.4 million for the same period in 2009, attributable primarily to increased production volumes. On a unit of production basis, DD&A increased to $1.08 per Mcfe for the quarter ended September 30, 2010 from $1.01 per Mcfe for the quarter ended September 30, 2009.

General and administrative expenses increased to $6.0 million for the quarter ended September 30, 2010 compared to $5.1 million for the same period in 2009. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.11 per Mcfe for the quarters ended September 30, 2010 and 2009.

Interest expense increased to $11.4 million during the quarter ended September 30, 2010 compared to $9.7 million during the same period in 2009 as a result of increased borrowings during the period ended September 30, 2010. At September 30, 2010, the Company had $1.3 billion in borrowings outstanding. In addition, the Company capitalized $6.5 million in interest expense for the quarter ended September 30, 2010 related to unevaluated oil and gas properties and on work in process relating to gathering systems that are not currently in service (See Note 3). There was no capitalized interest for the same period in 2009.

During the quarter ended September 30, 2010, the Company recognized $40.6 million of realized gain on commodity derivatives as compared to $89.6 million of realized gain on commodity derivatives during the quarter ended September 30, 2009. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended September 30, 2010, the Company recognized $109.6 million in unrealized gain on commodity derivatives as compared to $145.0 million in unrealized loss on commodity derivatives during the quarter ended September 30, 2009. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $250.7 million for the quarter ended September 30, 2010 compared with a loss before income tax benefit of $13.9 million for the same period in 2009. The increase in earnings is primarily a result of increased revenues resulting from increased production during the three months ended September 30, 2010 as compared to the same period in 2009 along with the change in the gain or loss on commodity derivatives during the quarter ended September 30, 2010 as compared to the same period in 2009.

The income tax provision recognized for the quarter ended September 30, 2010 was $88.1 million compared with an income tax benefit of $5.6 million for the three months ended September 30, 2009. The increase is largely a result of increased revenues resulting from increased production as well as the change in the gain or loss on commodity derivatives during the quarter ended September 30, 2010 as compared to the same period in 2009. The effective tax rate for the quarter ended September 30, 2010 decreased as compared to the prior period primarily due to certain reconciling items related to the filing of the 2008 U.S. Income Tax return in the third quarter of 2009.

For the three months ended September 30, 2010, the Company recognized net income of $162.6 million or $1.05 per diluted share as compared with a net loss of $8.3 million or ($0.06) per diluted share for the same period in 2009. The increase is primarily attributable to increased revenues resulting from increased production during the three months ended September 30, 2010 as compared to the same period in 2009 along with the change in the gain or loss on commodity derivatives during the quarter ended September 30, 2010 as compared to the same period in 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

During the nine months ended September 30, 2010, production increased 18% on a gas equivalent basis to 156.4 Bcfe from 132.5 Bcfe for the same period in 2009 attributable to the Company’s successful drilling activities during 2009 and in the first nine months of 2010. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 2% to $5.00 per Mcf in the nine months ended 2010 as compared to $4.89 per Mcf for the same period in 2009. During the nine months ended September 30, 2010, the Company’s average price for natural gas was $4.49 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $3.24 per Mcf for the same period in 2009. The increase in average natural gas prices along with the increase in production contributed to a 64% increase in revenues to $741.9 million as compared to $453.5 million in 2009.

LOE increased to $32.7 million during the nine months of 2010 compared to $30.1 million during the same period in 2009. On a unit of production basis, LOE costs decreased to $0.21 per Mcfe at September 30, 2010 compared to $0.23 per Mcfe at September 30, 2009 largely as a result of increased production volumes during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, production taxes were $74.1 million compared to $45.3 million during the same period in 2009, or $0.47 per Mcfe compared to $0.34 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of increased realized gas prices during the nine months ended September 30, 2010 as compared to the same period in 2009. Production taxes are calculated based on a percentage of revenue from production and were 10.0% of revenues for the nine months ended September 30, 2010 and 2009.

Gathering fees increased to $37.1 million for the nine months ended September 30, 2010 compared to $33.8 million during the same period in 2009 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.24 per Mcfe for the nine months ended September 30, 2010 as compared to $0.25 per Mcfe during the same period in 2009 as a result of increased production in Pennsylvania, which is not subject to gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $48.6 million for the nine months ended September 30, 2010 as compared to $42.8 million for the same period in 2009 in association with REX transportation charges. On a per unit basis, transportation charges decreased to $0.31 per Mcfe (on total company volumes) for the nine months ended September 30, 2010 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2009 due to the increase in production volumes during the period ended September 30, 2010 and partially offset by increased transportation rates as a result of further eastern expansion of REX.

DD&A expenses increased to $167.8 million during the nine months ended September 30, 2010 from $152.0 million for the same period in 2009, attributable to increased production volumes and partially offset by a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-down during the first quarter of 2009. On a unit of production basis, DD&A decreased to $1.07 per Mcfe for the nine months ended September 30, 2010 from $1.15 per Mcfe for the nine months ended September 30, 2009. The Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties at March 31, 2009 as a result of ceiling test limitations. The write-down reduced earnings in the first quarter of 2009 and results in a lower DD&A rate in future periods.

General and administrative expenses increased to $18.5 million for the nine months ended September 30, 2010 compared to $15.4 million for the same period in 2009. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses remained flat at $0.12 per Mcfe for the nine months ended September 30, 2010 and 2009.

Interest expense increased to $34.5 million during the nine months ended September 30, 2010 compared to $26.9 million during the same period in 2009 as a result of increased borrowings during the period ended September 30, 2010. At September 30, 2010, the Company had $1.3 billion in borrowings outstanding. In addition, the Company capitalized $13.9 million in interest expense for the nine months ended September 30, 2010 related to unevaluated oil and gas properties and on work in process relating to gathering systems that are not currently in service (See Note 3). There was no capitalized interest for the same period in 2009.

During the nine months ended September 30, 2010, the Company recognized $77.6 million of realized gain on commodity derivatives as compared to $209.2 million of realized gain on commodity derivatives during the nine months ended September 30, 2009. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the nine months ended September 30, 2010, the Company recognized $268.5 million in unrealized gain on commodity derivatives as compared to $118.9 million in unrealized loss on commodity derivatives during the nine months ended September 30, 2009. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

During the nine months ended September 30, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

Other expense for the nine months ended September 30, 2009 includes rig termination payments of $3.1 million that were not incurred during the same period in 2010.

The Company recognized income before income taxes of $665.0 million for the nine months ended September 30, 2010 compared with a loss before income tax benefit of $842.5 million for the same period in 2009. The increase in earnings is primarily a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009 and increased natural gas prices and increased production during the nine months ended September 30, 2010 as compared to the same period in 2009.

The income tax provision recognized for the nine months ended September 30, 2010 was $238.5 million compared with an income tax benefit of $296.0 million for the nine months ended September 30, 2009. The increase is largely due to increased income during the nine months ended September 30, 2010 compared with a loss before income tax benefit of $842.5 million primarily as a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009. The effective tax rate for the nine months ended September 30, 2010 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania. A one-time catch-up was required, which caused the effective tax rate for the nine months ended September 30, 2010 to increase to 35.9%.

For the nine months ended September 30, 2010, the Company recognized net income of $426.5 million or $2.77 per diluted share as compared with net loss of $546.4 million or ($3.61) per diluted share for the same period in 2009. The increase is primarily attributable to the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009 and increased natural gas prices and increased production during the nine months ended September 30, 2010 as compared to the same period in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2010, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the 2010A Senior Notes to finance its capital expenditures. During this period, the Company participated in the drilling of 361 wells in Wyoming and Pennsylvania. For the nine month period ended September 30, 2010, total capital expenditures were $1.3 billion ($401.0 million to acquire additional acreage in the Pennsylvania Marcellus Shale, $831.4 million related to oil and gas exploration and development expenditures and $61.3 million related to gathering system expenditures).

At September 30, 2010, the Company reported a cash position of $7.2 million compared to $13.0 million at September 30, 2009. Working capital deficit at September 30, 2010 was $105.5 million compared to deficit of $118.4 million at September 30, 2009. At September 30, 2010, we had $291.0 million in outstanding borrowings and $209.0 million of available borrowing capacity under the credit facility. In addition, the Company had $1.0 billion outstanding under its Senior Notes (See Note 4). Other long-term obligations of $64.0 million at September 30, 2010 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

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

In 2010, the Company closed the purchase of additional acreage in the Pennsylvania Marcellus Shale for $401.0 million. This transaction is incremental to the 2010 budgeted capital investment program discussed above. In addition, the Company traded and consolidated its land position in Pennsylvania during the first quarter of 2010, which resulted in net proceeds of $68.4 million.

The Company’s land position in Pennsylvania continues to expand. Including the acquisition of undeveloped acreage in the Marcellus Shale during the first quarter of 2010, as well as additional acreage acquired during the second quarter of 2010 for $60.1 million, partially offset by the consolidation of the Company’s land position for net proceeds of $68.4 million during the first quarter of 2010, the Company’s acreage position in Pennsylvania is approximately 260,000 net acres.

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125.0 basis points per annum as of September 30, 2010).

At September 30, 2010, the Company had $291.0 million in outstanding borrowings and $209.0 million of available borrowing capacity under the credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2010, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  On January 28, 2010, Ultra Resources, Inc., issued $500.0 million of Senior Notes (“the 2010A Senior Notes”) pursuant to a Second Supplement to the Master Note Purchase Agreement between the Company and the purchasers of the Notes.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At September 30, 2010, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement (See Note 4).

Operating Activities.  During the nine months ended September 30, 2010, net cash provided by operating activities was $604.1 million, a 44% increase from $420.8 million for the same period in 2009. The increase in net cash provided by operating activities is largely attributable to the increase in realized natural gas prices and increased production during the nine months ended September 30, 2010 as compared to the same period in 2009.

Investing Activities.  During the nine months ended September 30, 2010, net cash used in investing activities was $1.1 billion as compared to $586.9 million for the same period in 2009. The increase in net cash used in investing activities is largely due to increased capital investments associated with the Pennsylvania Marcellus Shale acquisition in February 2010 and the Company’s drilling activities in 2010 as compared to

2009, partially offset by the proceeds from the sale of undeveloped acreage during the nine months ended September 30, 2010.

Financing Activities.  During the nine months ended September 30, 2010, net cash provided by financing activities was $527.0 million as compared to $165.0 million for the same period in 2009. The increase in net cash provided by financing activities is largely due to increased borrowings, primarily attributable to the 2010A Senior Notes offering, during the nine months ended September 30, 2010 as compared to the same period in 2009.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2010.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. We are also subject to risks associated with the current unprecedented volatility in the financial markets, including the duration of the crisis and effectiveness of government solutions. See the Company’s annual report on Form 10-K for the year ended December 31, 2009 and its Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for additional risks related to the Company’s business.

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

At September 30, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 8 for the detail of the asset and liability values of the following derivatives.

					Fair Value —
			Volume -	Average	September 30,
Type	Point of Sale	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2010	50,000	$4.99	$6,473
Swap	NW Rockies	Calendar 2010 — 2011	160,000	$5.00	$79,746
Swap	NW Rockies	Calendar 2011	10,000	$6.27	$8,288
Swap	NW Rockies	Oct — 10	50,000	$5.05	$2,524
Swap	Northeast	Calendar 2010 — 2011	30,000	$6.38	$25,740
Swap	Northeast	Calendar 2011	165,000	$5.71	$67,141

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the nine months and quarters ended September 30, 2010 and 2009 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Natural Gas Commodity Derivatives:	2010	2009	2010	2009

Realized gain on commodity derivatives(1)	$40,583	$89,620	$77,568	$209,180
Unrealized gain (loss) on commodity derivatives(1)	109,603	(145,048)	268,535	(118,879)

Total gain (loss) on commodity derivatives	$150,186	$(55,428)	$346,103	$90,301

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the

“Exchange Act”). Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, accumulate and communicate information to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and on the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

Date: November 4, 2010

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Chief Financial Officer

Date: November 4, 2010

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