Form 10-K
period 2010-12-31
ULTRA PETROLEUM CORP
filed 2011-02-24
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33614

ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. employer identification number)
363 North Sam Houston Parkway East, Suite 1200, Houston, Texas (Address of principal executive offices)	77060 (Zip code)

(281) 876-0120
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,747,137,694 as of June 30, 2010 (based on the last reported sales price of $44.25 of such stock on the New York Stock Exchange on such date).

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 16, 2011 was 152,573,843.

Documents incorporated by reference: The definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, is incorporated by reference in Part III of this Form 10-K.

Certain Definitions

Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf — One billion cubic feet of natural gas.

•	Bcfe — One billion cubic feet of natural gas equivalent.

•	BOE — One barrel of oil equivalent, converting natural gas to oil at the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

•	BTU — British Thermal Unit.

•	Condensate — An oil-like liquid produced in association with natural gas production that condenses from natural gas as it is produced and delivered into a separator or similar equipment and collected in tanks at each well prior to the delivery of such natural gas to the natural gas gathering pipeline system.

•	MBbl — One thousand barrels of crude oil or other liquid hydrocarbons.

•	Mcf — One thousand cubic feet of natural gas.

•	Mcfe — One thousand cubic feet of natural gas equivalent, converting oil or condensate to natural gas at the ratio of 1 Bbl of oil or condensate to 6 Mcf of natural gas. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or condensate to an Mcf of natural gas. The sales price of one barrel of oil or condensate has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to one barrel of oil or condensate.

•	MMBbl — One million barrels of crude oil or other liquid hydrocarbons.

•	MMcf — One million cubic feet of natural gas.

•	MBOE — One thousand BOE.

•	MMBOE — One million BOE.

•	MMBTU — One million British Thermal Units.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and natural gas wells or acres — The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

•	Net oil and natural gas wells or acres — Determined by multiplying “gross” oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

•	Prospect — A location where hydrocarbons such as oil and gas are believed to be present in quantities which are economically feasible to produce.

Terms used to assign a present value to the Company’s reserves

•	Standardized measure of discounted future net cash flows, after income taxes — The present value, discounted at 10%, of the after tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and natural gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the oil and natural gas spot prices based on the average price during the 12-month period before the ending date of the period covered by the report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for quality and transportation. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes, using rates in effect on the date of the report, are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

•	Standardized measure of discounted future net cash flows before income taxes — The discounted present value of proved reserves is identical to the standardized measure described above, except that estimated future income taxes are not deducted in calculating future net cash flows. The Company discloses the discounted present value without deducting estimated income taxes to provide what it believes is a better basis for comparison of its reserves to the producers who may have different income tax rates.

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

Proved oil and gas reserves —  Proved oil and natural gas reserves are those quantities of oil and gas, which, by analysis of available geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward from known reservoirs and under existing economic conditions, operating methods, and government regulation — before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Terms used to describe the legal ownership of the Company’s oil and natural gas properties

•	Revenue interest — The amount of the interest owned in the proceeds derived from a producing well less all royalty interests.

•	Working interest — A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

Terms used to describe seismic operations

•	Seismic data — Oil and natural gas companies use seismic data as their principal source of information to locate oil and natural gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

•	2-D seismic data — 2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

•	3-D seismic data — 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is generally considered a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

Other Terms

•	All-in costs — The sum of costs per Mcfe relating to lease operating expenses, severance taxes, gathering costs, transportation charges, depletion, depreciation and amortization, interest expense and general and administrative expenses.

•	Reserve replacement ratio — The sum of the estimated net proved reserves added through discoveries, extensions, infill drilling and acquisitions (which may include or exclude reserve revisions of previous estimates) for a specified period of time divided by production for that same period of time.

•	Finding and development costs — Finding and development costs, including revisions, are calculated by dividing the sum of property acquisition costs, exploration costs and development costs for the year, by the total of reserve extensions, discoveries, purchases and all revisions for the year.

PART I

Item 1.	Business.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.ultrapetroleum.com. To access the Company’s SEC filings, select “SEC Filings” under the Investor Relations tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to Ultra Petroleum Corp., Manager, Investor Relations, 363 N. Sam Houston Pkwy. E., Suite 1200, Houston, TX 77060, (281) 876-0120. Any materials that the Company has filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company. The SEC’s website address is www.sec.gov.

Oil and Gas Properties Overview

Ultra’s current operations in southwest Wyoming are focused on developing the Company’s position in a tight gas sand trend located in the Green River Basin with targets in the sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of both the Lance (found at subsurface depths of approximately 8,000 to 12,000 feet) and Mesaverde (found at subsurface depths of approximately 12,000 to 14,000 feet) in the Pinedale and Jonah fields area of Sublette County, Wyoming. As of December 31, 2010, Ultra owned interests in approximately 94,000 gross (54,000 net) acres in Wyoming covering approximately 190 square miles.

Ultra’s current operations in north-central Pennsylvania are focused on assessing, exploring and developing its position in the Marcellus Shale and deeper horizons. At December 31, 2010, the Company owned interests in approximately 495,000 gross (260,000 net) acres in Pennsylvania.

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

Disciplined Capital Investment.  The Company’s business strategy involves the regular review of its investment opportunities in order to optimize return to its shareholders. Over the past ten years, Ultra has consistently delivered meaningful reserve and production growth while providing significant returns to its shareholders. In 2010, oil and natural gas production increased 19% over 2009 levels and estimated proved reserves increased 13% to 4.4 Tcfe from 3.9 Tcfe with return on capital employed of 17% and return on equity of 39%.

Low Cost Producer.  Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves. The Company continues to focus on improving its drilling and production results through the use of advanced technologies and detailed technical analysis of its properties. For the year ended 2010, the Company’s all-in costs were $2.68 per Mcfe with finding and development costs of $1.48 per Mcfe.

Financial Flexibility.  Preserving financial flexibility and a strong balance sheet are also strategic to Ultra’s business philosophy. At December 31, 2010, the Company had cash on hand of $70.8 million and outstanding debt was $1.6 billion. Consistent with this strategy, during 2010 the Company issued approximately $1.025 billion of senior notes at an average interest rate of 5.05% and a weighted average term of 10.6 years. As a result of the issuance, the availability under the Company’s revolving credit facility increased to $500.0 million and the average debt maturity profile lengthened to over nine years due to adding tranches of 12 and 15 year debt while the Company’s weighted average cost of debt remains at approximately 5.6%.

Green River Basin, Wyoming

During 2010, the Company participated in the drilling of 217 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells as measured by spud to total depth. During 2010, the average drilling days decreased 30% from 2009 levels to 14 days from spud to total depth. In addition, the Company’s average well cost decreased from $5.0 million per well during 2009 to $4.7 million during 2010. This 6% reduction in costs is a direct result of fewer drilling days, fewer rig moves associated with pad drilling and lower cost of services. These cost reductions were accomplished while simultaneously drilling deeper wells and completing more frac stages per well.

During 2011, the Company plans to continue its ongoing development program of its acreage position in the tight gas sand trend in the Green River Basin in southwest Wyoming. The Company expects that wells drilled during 2011 will target the sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields.

Additionally, the Company plans to continue its assessment of increased density drilling to more efficiently recover the vast resources present in the area. Currently, essentially all of the Pinedale field is approved by the WOGCC for 16 wells per 160-acre government quarter section (10-acre equivalent). Pilot activities are planned to continue in 2011 in areas approved for testing of well density of 32 wells per 160-acre government quarter section (5-acre equivalent). Current spacing in the Jonah field is eight wells per 80-acre drilling and spacing unit (10-acre spacing) with several pilots testing spacing at 16 wells per 80-acre drilling and spacing unit (5-acre spacing).

All of the Company’s drilling activity is conducted utilizing its extensive integrated geological and geophysical data set. This data set is being utilized to map the potentially productive intervals, to identify areas for future extension of the Lance fairway and to identify deeper objectives which may warrant drilling.

Pennsylvania

Ultra Petroleum continued the assessment of its acreage in Pennsylvania during 2010. The Company participated in the drilling of 116 horizontal Marcellus wells and acquired 76 square miles of 3D seismic data on its properties during 2010.

The Company is actively leveraging its Pinedale experience by translating its Wyoming directional drilling, completion and production knowledge to the Marcellus. During the year ended December 31, 2010, the Company averaged 13.0 days rig release to rig release for Ultra operated wells as compared to 15.5 days during 2009.

During 2011, the Company plans to expand its exploration and development activities in the Middle Devonian Marcellus Shale play on its acreage position in Pennsylvania. Ultra’s current activities are located in Potter, Tioga, Clinton, Centre and Lycoming counties. Activities include lease acquisition, 3-D seismic, drilling, completion, infrastructure construction and production operations. The Company’s activities are focused in the north-central counties of Pennsylvania where the Company believes favorable Marcellus Shale properties exist for economic development.

During 2010, a wholly-owned subsidiary of the Company acquired, for $403.8 million in cash, non-producing mineral acres and a small number of producing gas wells in the Pennsylvania Marcellus Shale. Additionally, the Company purchased additional undeveloped acreage in the Marcellus Shale for approximately $63.4 million during 2010.

Marketing and Pricing

Overview

Ultra derives its revenues principally from the sale of its natural gas and associated condensate production from wells operated by the Company and others in the Green River Basin in southwest Wyoming. An increasing portion of the Company’s revenues is associated with gas sales from wells operated by the Company and others in the Appalachian Basin in Pennsylvania. Historically, the Company’s revenues have been determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain region of the United States, specifically, southwest Wyoming.

With the completion of the Rockies Express Pipeline (“REX”), a substantial portion of the Company’s revenues are now determined by natural gas market prices in the Midwestern and Eastern regions of the United States. Energy commodity prices in general, and the Company’s regional natural gas prices in particular, have been highly volatile, and such volatility is expected to continue in the future.

Natural Gas Marketing

Ultra currently sells all of its natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term). Historically, the Company’s customers were predominately located in the western United States — primarily California and the Pacific Northwest, as well as the Front Range area of Colorado and in Utah. With the REX pipeline now operational into Ohio, and with the addition of new gas production in Pennsylvania, the Company’s customer base has expanded to include a significant number of new customers situated in the Midwestern and Eastern regions of the United States. The sale of the Company’s natural gas is “as produced”. As such, the Company does not maintain any significant inventories or imbalances of natural gas.

Midstream services.  For its natural gas production in Wyoming, the Company has entered into various gathering and processing agreements with several midstream service providers that gather, compress and process natural gas owned or controlled by the Company from its producing wells in the Pinedale Anticline and Jonah fields in southwest Wyoming. Under these agreements, the midstream service providers have routinely expanded their facilities’ capacities in southwest Wyoming to accommodate growing volumes from wells in which the Company owns an interest. Such expansions are continuing and the Company believes that the capacity of the midstream infrastructure related to its production will continue to be adequate to allow it to sell essentially all of its available natural gas production from Wyoming.

In Pennsylvania, the Company and its partners are constructing gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from its newly completed natural gas wells. Construction on these facilities is expected to continue throughout 2011, so the Company can manage its midstream capacity to coincide with increased capacity requirements from its drilling activities. These facilities are gathering systems and related infrastructure, and their construction is expected to continue until the field is fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that facilities of this type will not be required in the future to accommodate the Company’s production.

Pipeline infrastructure.  The Company has taken actions to facilitate the expansion of the pipeline infrastructure available to move its natural gas supplies away from southwest Wyoming, to provide sufficient capacity to transport its natural gas production and to provide for reasonable prices for its natural gas in the future. Such actions include becoming an anchor shipper on REX, which begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. The Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity. The Company’s original commitment involves capacity of 200 MMMBtu per day of natural gas for a term of 10 years, commencing November 2009. Subsequently, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, for the periods commencing January 2012 through December 2018. This additional capacity will provide the Company with the ability to move additional volumes from its producing wells in Wyoming to markets in the eastern U.S.

Two new pipeline projects originating in Wyoming and designed to transport natural gas to markets not currently accessible to Wyoming producers have been approved and are positioned to further increase takeaway capacity from the Rockies and Wyoming in particular. The Ruby Pipeline has received final Certificate of Authority and began construction during 2010. The Bison Pipeline commenced delivery service in January 2011. These two pipelines will add aggregate export pipeline capacity for Rockies/Wyoming gas of approximately 1.7 Bcf per day, a 20% increase over current levels. The Company evaluated and declined the opportunity to commit to hold firm transportation rights on these two new pipelines.

Basis differentials.  The market price for natural gas in the Rockies generally, and in southwest Wyoming specifically, is influenced by a number of regional and national factors, all of which are unpredictable and are beyond the Company’s ability to control. These factors include, among others, weather, natural gas supplies, natural gas demand, inventory levels in natural gas storage fields, and natural gas pipeline capacity to export gas from the Rockies.

The Rocky Mountain region is typically a net exporter of natural gas because local natural gas production typically exceeds local demand during non-winter months. As a result, natural gas production in southwest Wyoming has historically sold at a discount relative to other U.S. natural gas production sources or market areas. These regional pricing differentials, or discounts, are typically referred to as “basis” or “basis differentials” and are reflective, to some extent, of the costs associated with transporting the Company’s gas to markets in other regions or states. These differentials are also reflective of the general relative abundance of, or lack of, export pipeline capacity to move gas out of the Rockies. The Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains basis was generally wide since 2006 but narrowed during the latter portion of 2009 and has continued to narrow in 2010, primarily as a result of the completion of the REX pipeline into Ohio, as well as additional export capacity out of the Rocky Mountain region in general. (See Pipeline Infrastructure above).

The table below provides a historical and future perspective on average annual basis differentials for Wyoming natural gas (NW Rockies) and premium markets in the Northeast (Dominion South). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report on December 31, 2010.

	2007	2008	2009	2010	2011	2012	2013

NW Rockies	58%	69%	77%	90%	91%	92%	93%
Dominion South	105%	105%	107%	104%	104%	103%	102%

Derivatives

The Company, from time to time, in the regular course of its business, hedges a portion of its natural gas production primarily through the use of financial swaps with creditworthy financial counterparties (See Note 13), or through the use of fixed price, forward sales of physical gas. The Company may elect to hedge additional portions of its forecasted natural gas production in the future, in much the same manner as it has done previously.

In response to the lower price environment resulting from the supply/demand imbalance during 2010, the Company continued to hedge a portion of its exposure to volatile natural gas prices by entering into forward swaps for 2010 through 2012. This strategy of hedging will result in greater price certainty for the Company’s production and helps protect the Company’s capital investment program for those years. For a more detailed description of the Company’s hedging activities, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. As of January 1, 2008, 2009 and 2010, the quantities that the Company hedged for the succeeding twelve month periods represented 48%, 53% and 46%, respectively, of the Company’s forecasted production for such periods. During 2009, Ultra’s board approved hedges of 53% of forecast 2009 production.

Oil Marketing

The Company markets its Wyoming condensate to various purchasers. The pricing realized from the sale of the Company’s condensate production was less volatile during 2010 than in recent years. The Company’s condensate realized pricing is typically based on New York Mercantile Exchange crude futures daily settlement prices, less a negotiated location/transportation discount or differential. All of the Company’s condensate sales are denominated in U.S. dollars per barrel and are paid for on a monthly basis. The Company routinely maintains only operating inventories of condensate production and sells its product on an “as produced” basis. A portion of the Company’s condensate sales are done by its operating partners in the Pinedale Field.

Historically, the Company’s condensate production was gathered from its Wyoming well locations by tanker trucks and then shipped to other locations for injection into crude oil pipelines or other facilities. During 2010, the Company initiated service on its final two, of four total, central gathering facilities. These facilities are part of the Company’s liquids gathering system designed to gather condensate and water from various leases and wells operated by the Company as contemplated under the Supplemental Environment Impact Statement (“SEIS”) and Record of Decision (“ROD”) as discussed below in Environmental Matters. The condensate and water are transported to central points in the field where condensate can be loaded into trucks or delivered into pipelines for delivery to the Company’s customers. Produced water is disposed of or recycled and re-used.

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2010, the Company had no single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies are described in Note 13. The Company did not have any outstanding, uncollectible accounts for its natural gas sales at December 31, 2010.

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

Ultra, Shell and Questar (“Proponents”) submitted a development proposal for the Pinedale field, which includes broad application of operations principles being evaluated in the demonstration project area. The Proponents entered into a memorandum of understanding with the BLM to commence the preparation of a supplemental EIS, or SEIS, for year-round access in the Pinedale field. The SEIS process included assessment of alternative considerations and mitigation requirements that were considered as alternatives, or in addition, to those included in the proposal. The proposal included commitments to reduce surface disturbance by utilizing fewer overall pads and drilling more directional wells than called for in the 2000 Pinedale Anticline Project Area (“PAPA”) ROD.

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

In 2007 and 2008 Ultra entered five groundwater supply wells into the Wyoming Department of Environmental Quality Voluntary Remediation Program (“VRP”). These wells exceeded the Department of Environmental Quality’s (“DEQ”) minimum clean-up levels (“MCL”). Four of the five wells are now non-detect or below the MCL. The remaining well has a very low levels of contaminants and a remediation plan has been submitted to the DEQ for this well. Ultra encountered another water well that exceeded the MCL. This well was remediated and the contaminate levels were non-detect before it was entered into the VRP.

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

Most states, and some counties and municipalities, in which the Company operates also regulate one or more of the following:

•	The location of wells;

•	The method of drilling and casing wells;

•	The surface use and restoration of properties upon which wells are drilled;

•	The plugging and abandoning of wells; and

•	Notice to surface owners and other third parties.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Company are also subject to the jurisdiction of various federal, state and local agencies, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties.

States generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and gas within its jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

The Company’s sales of natural gas are affected by the availability, terms and costs of transportation both in the gathering systems that transport the natural gas from the wellhead to the interstate pipelines and in the interstate pipelines themselves. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the FERC under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has issued and implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, non-discriminatory basis.

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

Surface Damage Acts

Several states, including Wyoming, and some tribal nations have enacted surface damage statutes. These laws are designed to compensate for damages caused by oil and gas development operations. Most surface damage statutes contain entry and negotiation requirements to facilitate contact between the operator and surface owners. Some also contain binding requirements for payments by the operator in connection with development operations.

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

Superfund.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, liability, generally, is joint and several for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRP”), include current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to releases and threats of releases to protect the public health or the environment and to seek to recover from the PRP the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate wastes that fall within CERCLA’s definition of Hazardous Substances. The Company may also be an owner or operator of facilities on which Hazardous Substances have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages, as a past or present owner or operator or as an arranger. To its knowledge, the Company has not been named a PRP under CERCLA nor have any prior owners or operators of its properties been named as PRPs related to their ownership or operation of such property.

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

Clean Water Act.  The Clean Water Act (“CWA”) restricts the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Under the Clean Water Act, permits must be obtained for the routine discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities.

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

Climate Change Legislation.  Laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. In June 2010, EPA published its GHG tailoring rule phasing in federal prevention of significant deterioration (PDS) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. These permitting provisions, when they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and the Company could incur additional costs to satisfy those requirements. In November 2010, EPA published a rule establishing GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions, with the first annual report, for 2010, being due in March 2011. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations.

In addition to possible federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These or other potential federal and state initiatives may result in so-called cap-and-trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Company incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. These regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Company produces. The Company is not now a “covered entity” in respect to climate change legislation or regulations.

The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Employees

As of December 31, 2010, the Company had 108 full-time employees, including officers.

Item 1A.	Risk Factors.

Our reserve estimates may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projected future rates of production and timing of development expenditures, including many factors beyond our control. The reserve data and standardized measures set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, drilling, testing and production data acquired subsequent to the date of an estimate may justify revising such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and costs that may not prove correct over time. Predictions of future production levels, prices and future operating costs are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

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

We enter into transactions with derivative instruments from time to time to manage our exposure to commodity price risks. These transactions limit our potential gains if commodity prices rise above the levels established by our derivative instruments. These transactions may also expose us to other risks of financial losses, for example, if our production is less than we anticipated at the time we entered into a derivative instrument or if a counterparty to our derivative instruments fails to perform the contracts.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

During 2010, the President signed into law the Dodd — Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility. We cannot predict the content of these regulations or the effect that these regulations will have on our hedging activities. Of particular concern, the Act does not explicitly exempt end users (such as us) from the requirements to post margin in connection with hedging activities. If the regulations ultimately adopted require that we post margin for our hedging activities or impose other requirements that are more burdensome than current regulations, our hedging would become more expensive and we may decide to alter our hedging strategy.

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

Oil and natural gas prices are subject to a variety of additional factors beyond our control, which include, but are not limited to: relatively minor changes in the supply of and demand for oil and natural gas; market uncertainty; weather conditions in the United States; the condition of the United States economy; the actions of the Organization of Petroleum Exporting Countries; governmental regulation; political stability in the Middle East and elsewhere; the foreign supply of oil and natural gas; the price of foreign oil and natural gas imports; the availability of alternate fuel sources; and transportation interruption. Any substantial and extended decline in the price of oil or natural gas could have an adverse effect on the carrying value of our proved reserves, borrowing capacity, our ability to obtain additional capital, and the Company’s revenues, profitability and cash flows from operations.

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

A substantial portion of our reserves and production is natural gas. Prices for natural gas have been lower in recent years than at various times in the past and may remain lower in the future. Sustained low prices for natural gas may adversely effect our operational and financial condition.

Natural gas prices have been lower in recent years than at various times in the past. These lower prices may be the result of increased supply resulting from among other things, increased drilling in unconventional reservoirs and/or lower demand resulting from reduced economic activity associated with the recent recession. Natural gas prices may remain at current levels, or fall to lower levels, in the future. Approximately 96% of our estimated net proved reserves is natural gas, and 96% of our production in 2010 was natural gas. Although we expect operations on properties we currently own to be profitable at natural gas prices in effect during the past year, a period of sustained low natural gas prices could have an adverse effect on our results of operation and financial condition.

Compliance with environmental and other government regulations could be costly and could negatively impact our production.

Our operations are subject to numerous laws and regulations relating to environmental protection. These laws and regulations may:

•	require that we acquire permits before developing our properties;

•	restrict the substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas; and

•	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells.

Under these laws and regulations or under the common law, the Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. The Company could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of environmental damages.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and gas we produce.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other gases which the EPA refers to as “greenhouse gases” (“GHGs”) create risks to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published its amendments to the GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities will be required on an annual basis beginning in 2012 for emissions occurring in 2011. We will have to incur costs associated with this reporting obligation.

In addition, the United States Congress recently considered legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions. The cost of these allowances could escalate significantly over time. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Potential physical effects of climate change could adversely affect our operations and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from powerful winds or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Wyoming has adopted regulations requiring us to provide detailed information about wells we hydraulically fracture in that state. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

We may not be able to obtain funding on acceptable terms or at all.

Global financial markets and economic conditions have been disrupted and volatile due to a variety of factors. As a result, the cost of raising money in the debt and equity capital markets and the availability of funds from those markets is unpredictable. Although we successfully raised money during 2010, we may not be successful in the future. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due and we may be unable to execute our growth strategy, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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

Our operations may be interrupted by severe weather or drilling restrictions.

Our operations are conducted primarily in the Rocky Mountain region of the United States and in the north-central Pennsylvania area of the Appalachian Basin. The weather in these areas can be extreme and can cause interruption in our exploration and production operations. Severe weather can result in damage to our facilities entailing longer operational interruptions and significant capital investment. Likewise, our operations are subject to disruption from winter storms and severe cold, which can limit operations involving fluids and impair access to our facilities.

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

A prospect is an area in which our geoscientists have identified what they believe, based on available seismic and geological information, to be indications of hydrocarbons. Our prospects are in various stages of review. Whether or not we ultimately drill our prospects depends on many factors, including but not limited to: receipt of additional seismic data or reprocessing of existing data; material changes in oil or natural gas prices; the costs and availability of drilling equipment; success or failure of wells drilled in similar formations or which would use the same production facilities; the availability and cost of capital; changes in the estimates of costs to drill or complete wells; decisions of our joint working interest owners; and regulatory and permitting requirements. It is possible that these factors and others may cause us to alter our drilling schedule or determine that a prospect should not be pursued at all.

If oil and natural gas prices decrease, we may be required to write down the carrying value of our oil and gas properties.

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

The Company has one unresolved Staff comment related to its Form 10-K for its fiscal year ended December 31, 2009. Item 1208(b) of Regulation S-K requires disclosure “if material, of the minimum remaining terms of leases and concessions.” In its 2009 Form 10-K, the Company did not disclose the minimum remaining terms of its leases. The Company believes the minimum remaining terms of its leases that were not held by production at December 31, 2009 is not material because at that time it had no proved reserves and zero value attributable to such leases. In the current report on Form 10-K, the Company discusses the minimum remaining terms of its leases in Item 2. Properties, Oil and Gas Acreage.

Item 2.	Properties.

Location and Characteristics

The Company owns oil and natural gas leases in both Wyoming and Pennsylvania. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. In Pennsylvania, the leases are from private individuals and companies, as well as from the Commonwealth of Pennsylvania. The leases in Pennsylvania are mostly undeveloped at this time and typically have primary lease terms of five years until establishment of production.

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

Green River Basin, Wyoming

As of December 31, 2010, the Company owned developed oil and natural gas leases totaling approximately 94,000 gross (54,000 net) acres in the southwest Wyoming’s Green River Basin. Most of this acreage covers Pinedale and Jonah Fields in Sublette County, with some smaller undeveloped acreage blocks located north and west of Pinedale. Of the total acreage position in Wyoming, approximately 22,000 gross (10,000 net) acres were developed, and 72,000 gross (44,000 net) acres were undeveloped. The developed portion represents 38% of the Company’s total developed net acreage while the undeveloped portion represents approximately 15% of the Company’s total undeveloped net acreage.

Lease maintenance costs in Wyoming were approximately $0.5 million for the year ended December 31, 2010. The Company currently owns 39 leases totaling 76,000 gross (37,000 net) acres currently held by production and activities (“HBP”) in Wyoming. The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.  During 2010, the Company participated in the drilling of 168 gross (90.62 net) productive development wells on the Green River Basin properties. At year end 2010, there were 36 gross (17.78 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.  During 2010, the Company participated in the drilling of a total of 13 gross (3.91 net) productive exploratory wells on the Green River Basin properties. At December 31, 2010, there were no additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year end.

Pennsylvania

As of December 31, 2010, the Company owned oil and gas leases covering 495,000 gross (260,000) acres in the Pennsylvania portion of the Appalachian Basin. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Potter, Tioga, Lycoming, Centre and Clinton counties. Of the total acreage position as of December 31, 2010, approximately 28,000 gross (16,000 net) acres were developed, and 467,000 gross (244,000 net) acres were undeveloped. The developed portion represents 62% of the Company’s total developed net acreage position while the undeveloped portion represents 85% of the Company’s total undeveloped net acreage position. The Company operates approximately 87,000 gross (50,000 net) acres of the total position.

Lease maintenance costs in Pennsylvania were approximately $21.4 million for the year ended December 31, 2010. The Company owns approximately 240,000 gross (129,000 net) acres currently held by production or activities in Pennsylvania.

Development Wells.  During 2010, the Company participated in the drilling of 30 gross (19.00 net) productive development wells in Pennsylvania, all of which were horizontal wells. At year end 2010, there was 1 gross (0.5 net) additional development well that commenced during the year and was either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.  During the year ended December 31, 2010, the Company participated in the drilling of a total of 141 gross (80.00 net) wells on the Pennsylvania properties. Of that total, 80 gross (49.0 net) were horizontal wells and 61 gross (31.0 net) were vertical wells. At December 31, 2010, there were 10 gross (5.02 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year end.

Seismic Activity.  The Company acquired 76 square miles of 3D seismic data on its properties during 2010. The survey covers lands located in Tioga County and brings the Company’s total 3D seismic coverage Pennsylvania to 315 square miles. Of this, 285 square miles of data is owned with other parties, and 30 square miles is owned solely by the Company.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2010, 2009, and 2008 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2010, 2009 and 2008. In accordance with Ultra’s three-year planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be drilled before January 1, 2014. As of December 31, 2010, proved undeveloped reserves represent 60.3% of the Company’s total proved reserves. We have substantially more locations than we can drill in the next three years based on our planning and budgeting process. We continually attempt to identify and schedule for drilling during the next three years the proved undeveloped locations that we believe will yield the highest return on capital invested. Additional information, changes in economics and acquisitions may cause us to alter the drilling locations included in our proved undeveloped reserves from time to time in order to permit us to develop what we identify as the highest return opportunities within the capital budget and other resources available to us.

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Director — Reservoir Engineering & Planning is primarily responsible for overseeing the preparation of the Company’s reserve estimates by our independent engineers, Netherland, Sewell & Associates, Inc. The Director has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 15 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

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

In estimating proved reserves and future revenue as of December 31, 2010, the Company’s independent reserve engineer, Netherland, Sewell & Associates, Inc., used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and guidelines, were also used. In evaluating the information at their disposal, Netherland, Sewell & Associates, Inc. excluded from their consideration all matters as to which the controlling interpretation may be legal or accounting, rather than engineering and geoscience. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, Netherland, Sewell & Associates, Inc.’s conclusions necessarily represent only informed professional judgment.

As a result of Ultra’s drilling activities in 2010, 278.6 Bcfe (12%) of reserves classified as proved undeveloped at January 1, 2010 were converted into proved developed reserves. The Company did not have any material changes to proved undeveloped volumes due to revisions during the year ended December 31, 2010.

	December 31,
	2010	2009	2008

Proved Developed Reserves
Natural gas (MMcf)	1,678,697	1,541,813	1,412,562
Oil (MBbl)	11,013	11,627	11,462
Proved Undeveloped Reserves
Natural gas (MMcf)	2,521,458	2,194,788	1,943,225
Oil (MBbl)	20,671	17,558	15,546
Total Proved Reserves (MMcfe)(1)	4,390,259	3,911,711	3,517,830
Estimated future net cash flows, before income tax	$10,879,719	$6,704,601	$10,040,263
Standardized measure of discounted future net cash
flows, before income taxes(2)	$4,993,576	$2,887,125	$4,443,867
Future income tax	$1,468,008	$860,425	$1,426,181
Standardized measure of discounted future net cash
flows, after income tax	$3,525,568	$2,026,700	$3,017,686
Calculated average price(3)
Gas ($/Mcf)	$4.05	$3.04	$4.71
Oil ($/Bbl)	$68.93	$52.18	$30.10

(1)	Oil and condensate are converted to natural gas at the ratio of one barrel of oil or condensate to six Mcf of natural gas. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or condensate to an Mcf of natural gas. The sales price of one barrel of oil or condensate has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to one barrel of oil or condensate.

(2)	Management believes that the presentation of the standardized measure of discounted future net cash flows, before income taxes, of estimated proved reserves, discounted at 10% per annum, may be considered a non-Generally Accepted Accounting Principle financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable Generally Accepted Accounting Principle (“GAAP”) financial measure (standardized measure of discounted future net cash flows, after income taxes). Management believes that the presentation of the standardized measure of future net cash flows before income taxes provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The standardized measure of discounted future net cash flows, before income taxes, is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. Standardized measure of discounted future net cash flows, before income taxes, should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

(3)	Reserves estimated by our independent engineers at December 31, 2010 and 2009, reflect oil and natural gas spot prices based on the average prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Reserves estimated by our independent engineers at December 31, 2008, reflect oil and natural gas spot prices on the last day of the year.

Since January 1, 2010, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per unit data)

Production
Natural gas	205,613	172,189	138,564
Oil (Bbl)	1,334	1,320	1,122

Total (Mcfe)	213,619	180,110	145,293
Revenues
Natural gas sales	$886,396	$601,023	$986,374
Oil sales	92,990	65,739	98,026

Total revenues	$979,386	$666,762	$1,084,400

Lease Operating Expenses
Production costs(a)	$45,938	$40,679	$36,997
Severance/production taxes	95,914	66,970	119,502
Gathering	50,126	45,155	37,744

Total lease operating expenses	$191,978	$152,804	$194,243

Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)(b)	$4.88	$4.88	$7.26
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)(b)	$4.31	$3.49	$7.11
Natural gas ($/Mcf, excluding financial commodity derivatives)(c)	$4.31	$3.49	$7.11
Oil ($/Bbl)	$69.69	$49.80	$87.40
Operating costs per Mcfe — Total Consolidated
Production costs	$0.22	$0.23	$0.25
Severance/production taxes	$0.45	$0.37	$0.82
Gathering	$0.23	$0.25	$0.26
Transportation charges	$0.30	$0.32	$0.32
DD&A	$1.13	$1.12	$1.27
General & administrative	$0.11	$0.11	$0.12
Interest	$0.23	$0.21	$0.15

Total operating costs per Mcfe	$2.68	$2.61	$3.19

(a)	Production costs include lifting costs and remedial workover expenses.

(b)	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 8 to the Company’s Consolidated Financial Statements included in this report). As a result of the de-designation on November 3, 2008, the company no longer has any derivative instruments which qualify for cash flow hedge accounting.

(c)	During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provided operational flexibility to curtail gas production in the event of continued declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with settlements for production months through December 2010. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties or natural gas futures settlement prices as traded on the New York Mercantile Exchange (“NYMEX”).

Prior to the first quarter of 2009, the Company sold a portion of its production pursuant to fixed price forward natural gas sales contracts. During 2008, the Company sold 32.7 MMMBtu (23%) pursuant to these fixed price forward natural gas sales contracts. The average price it received for production sold pursuant to term fixed price contracts was $6.84 per MMBtu in 2008. The average spot price (as measured by the Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains) was $6.25 per MMBtu in 2008. If the Company had sold the production that was sold under the fixed price contracts at spot market prices during these periods, it may have received more or less than these prices, because the amount of production sold could have influenced the spot market prices in the areas in which the Company produces and because the Company is able to select among several market indices when selling its production.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 16, 2011, the Company had long-term natural gas delivery commitments of 11.6 MMMBtu in 2011, 31.7 MMMBtu in 2012 and 2.7 MMMBtu in 2013 under existing agreements. None of these commitments require the Company to deliver gas produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. These amounts are well below the Company’s forecasted 2011 and anticipated 2012 and 2013 production from its available reserves. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. The Company believes that its production and reserves are adequate to meet its delivery commitments. If for some reason the Company’s production is not sufficient to satisfy its delivery commitments, the Company expects to be able to purchase natural gas production in the market to satisfy its commitments.

With respect to the Company’s oil production, the Company does not have any arrangements that commit the Company to deliver a fixed or determinable quantity of oil in the near future.

Productive Wells

As of December 31, 2010 the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells

Natural Gas and Condensate	1,697.0	836.0

*	Productive wells are producing wells, shut-in wells the Company deems capable of production, wells that are waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the company owns in gross wells.

Oil and Gas Acreage

The primary terms of the Company’s oil and gas leases expire at various dates. Much of the Company’s undeveloped acreage is held by production, which means that the Company will maintain its rights in these leases as long as oil or natural gas is produced from the acreage by it or by other parties holding interests in producing wells on those leases. In some cases, if production from a lease ceases, the lease will expire, and in some cases, if production from a lease ceases, the Company may maintain the lease by additional operations on the acreage.

The Company does not believe the remaining terms of its leases is material. At December 31, 2010 the Company had 38,000 net acres of leases in Pennsylvania that expire in 2011, and it expects to maintain over 90% of those leases by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future.

As of December 31, 2010 the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net

Wyoming	22,000	10,000	72,000	44,000
Pennsylvania	28,000	16,000	467,000	244,000

All States	50,000	26,000	539,000	288,000

Drilling Activities

As of December 31, 2009, SEC Release No. 33-8995 provides additional clarity regarding the criteria for determining the development status of wells such that exploration and development wells are identified with new criteria. The Company implemented the new criteria as of December 31, 2009, and previous years do not reflect the updated guidelines.

For each of the three fiscal years ended December 31, 2010, 2009 and 2008 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Development Wells
Productive	168.00	90.62	155.00	76.09	120.00	61.98
Dry	—	—	—	—	—	—

Total	168.00	90.62	155.00	76.09	120.00	61.98

At year end, there were 36 gross (17.78 net) additional development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	13.00	3.91	8.00	2.80	108.00	59.50
Dry	—	—	—	—	—	—

Total	13.00	3.91	8.00	2.80	108.00	59.50

At year end, there were no additional exploratory wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

Pennsylvania

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Development Wells
Productive	30.00	19.00	—	—	—	—
Dry	—	—	—	—	—	—

Total	30.00	19.00	—	—	—	—

At year end, there was 1 gross (0.5 net) additional development well that was either drilling or had operations suspended.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	141.00	80.00	35.00	21.00	—	—
Dry	—	—	—	—	—	—

Total	141.00	80.00	35.00	21.00	—	—

At year end, there were 10 gross (5.02 net) additional exploratory wells that were either drilling or had operations suspended.

Item 3.	Legal Proceedings.

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

Item 4.	[Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “UPL”. The following table sets forth the high and low intra-day sales prices of the common stock for the periods indicated.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the NYSE Composite Index and of the Dow Jones U.S. Exploration and Production TSM Index (formerly Dow Jones Secondary Oils Stock Index) from December 31, 2005 through December 31, 2010. This marks a successful transition from the Standard & Poor’s Composite 500 Stock Index and takes into consideration the name change of the Dow Jones Wilshire Exploration and Production Index.

2010	High	Low

1st quarter	$53.90	$42.67
2nd quarter	$53.85	$40.40
3rd quarter	$47.70	$37.10
4th quarter	$50.22	$39.14

2009	High	Low

1st quarter	$42.16	$30.02
2nd quarter	$51.88	$34.89
3rd quarter	$53.28	$33.75
4th quarter	$57.21	$44.63

As of February 16, 2011, the last reported sales price of the common stock on the NYSE was $47.53 per share and, there were approximately 382 holders of record of the common stock.

The graph below matches the cumulative 5-year total return of holders of Ultra Petroleum Corp’s common stock with the cumulative total returns of the NYSE Composite index and the Dow Jones US Exploration & Production TSM index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2005 and tracks it through 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ultra Petroleum Corp, the NYSE Composite Index
and the Dow Jones US Exploration & Production TSM Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 Dow Jones & Co. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10
Ultra Petroleum Corp	100.00	85.56	128.14	61.85	89.35	85.61
NYSE Composite	100.00	120.47	131.15	79.67	102.20	115.87
Dow Jones US Exploration & Production TSM	100.00	105.08	147.43	86.94	123.04	145.68

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common stock in the near future. The Company intends to retain its cash flow from operations for the future operation and development of its business.

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Natural gas sales	$886,396	$601,023	$986,374	$509,140	$470,324
Oil sales	92,990	65,739	98,026	57,498	38,335

Total operating revenues	979,386	666,762	1,084,400	566,638	508,659

Expenses:
Production expenses and taxes	191,978	152,804	194,243	115,371	92,688
Transportation charges	64,965	58,011	46,310	—	—
Depletion, depreciation and amortization	241,796	201,826	184,795	135,470	79,675
Write-down of proved oil and gas properties	—	1,037,000	—	—	—
General and administrative	11,407	8,871	11,230	7,543	12,259
Stock compensation	12,944	10,901	5,816	5,718	2,626
Interest expense	49,032	37,167	21,276	17,760	3,909

Total operating expenses	572,122	1,506,580	463,670	281,862	191,157

Other:
Gain on commodity derivatives	325,452	146,517	33,216	—	—
Litigation expense	(9,902)	—	—	—	—
Other income (expense) , net	260	(2,888)	833	1,087	1,941

Total other income (expense), net	315,810	143,629	34,049	1,087	1,941

(Loss) income before income taxes	723,074	(696,189)	654,779	285,863	319,443
Income tax provision (benefit)	258,615	(245,136)	240,504	105,621	122,741

Net (loss) income from continuing operations	$464,459	$(451,053)	$414,275	$180,242	$196,702

Income from discontinued operations (including pre-tax
gain on sale of $98,066 in 2007)	—	—	—	82,794	34,493

Net (loss) income	$464,459	$(451,053)	$414,275	$263,036	$231,195

Basic Earnings per Share:
(Loss) income per common share from continuing operations	$3.05	$(2.98)	$2.72	$1.19	$1.28
Income per common share from discontinued operations	$—	$—	$—	$0.54	$0.22

Net (loss) income per common share — basic	$3.05	$(2.98)	$2.72	$1.73	$1.50

Fully Diluted Earnings per Share:
(Loss) income per common share from continuing operations	$3.01	$(2.98)	$2.65	$1.14	$1.22

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Income per common share from discontinued operations	$—	$—	$—	$0.52	$0.21

Net (loss) income per common share — fully diluted	$3.01	$(2.98)	$2.65	$1.66	$1.43

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$824,728	$592,641	$840,803	$427,949	$437,333
Investing activities	$(1,529,099)	$(820,611)	$(915,319)	$(507,070)	$(453,882)
Financing activities	$760,951	$228,067	$78,041	$75,179	$(12,845)
Balance Sheet Data:
Cash and cash equivalents	$70,834	$14,254	$14,157	$10,632	$14,574
Working capital (deficit)	$(56,967)	$(137,450)	$(149,355)	$(67,505)	$55,036
Oil and gas properties	$3,075,670	$1,794,603	$2,350,526	$1,574,529	$1,006,998
Total assets	$3,595,615	$2,060,005	$2,558,162	$1,751,582	$1,258,299
Total long-term debt	$1,560,000	$795,000	$570,000	$290,000	$165,000
Other long-term obligations	$52,575	$35,858	$46,206	$26,672	$25,262
Deferred income taxes, net	$420,711	$239,217	$503,597	$341,406	$252,808
Total shareholders’ equity	$1,138,976	$648,197	$1,090,786	$857,546	$631,258

Item 7. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company, which are included in this report in Item 8, and the information set forth in Risk Factors under Item 1A. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah Fields — and is in the early exploration and development stages in the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its property in southwest Wyoming. An increasing portion of the Company’s revenues is associated with gas sales from wells located in the Appalachian Basin in Pennsylvania.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. The average price realization for the Company’s natural gas during 2010 was $4.88 per Mcf, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2010, the average price realization for the Company’s natural gas was $4.54 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas, excluding realized gains and losses on commodity derivatives, was $4.31 per Mcf and $3.83 per Mcf for the year and quarter ended December 31, 2010, respectively. (See Note 8).

Mission and Strategy

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

Financial Flexibility.  Preserving financial flexibility and a strong balance sheet are also strategic to Ultra’s business philosophy. Maintaining financial discipline enables the Company to capitalize on the flexibility of its portfolio.

2010 Operating Highlights

The Company has consistently delivered meaningful reserve and production growth over the past ten years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties.

•	Achieved production of 213.6 Bcfe, a 19% increase as compared to 2009;

•	Proved reserves increased 13% to 4.4 Tcfe from 3.9 Tcfe in 2009;

•	Finding and development costs of $1.48 per Mcfe;

•	Reserve replacement ratio of 324%;

•	Reduced average drilling time to 14 days per well in Wyoming, spud to total depth, a 30% reduction from 2009;

•	Increased drilling efficiencies reducing completed well costs in Wyoming to $4.7 million per well, a 6% reduction from 2009 levels;

•	95% of wells drilled in Wyoming in less than 20 days;

•	Averaged 13.0 days rig release to rig release per well in Pennsylvania;

•	Initiated production from 77 gross (51 net) horizontal wells in Pennsylvania;

•	All in costs of $2.68 per Mcfe and,

•	Return on capital employed of 17% and return on equity of 39%.

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001

Production — Bcfe	213.6	180.1	145.3	121.3	91.6	73.8	49.5	28.9	17.4	12.2

2010 Financial Highlights

Significant 2010 financial highlights include:

•	Generated $824.7 million of cash flow from operating activities compared with $592.6 million in 2009 due primarily to increased production volumes during 2010;

•	Completed two Senior Note offerings generating proceeds of approximately $1.025 billion with a weighted average interest rate of 5.05% and a weighted average maturity of 10.6 years;

•	As of December 31, 2010, the Company had entered into commodity derivative contracts for 2011 and 2012 representing 148.2 MMBtu and 51.2 MMBtu at weighted average prices of $5.37 per MMBtu and $5.00 per MMBtu, respectively, in order to manage price risk on a portion of its natural gas production.

•	Subsequent to December 31, 2010, the Company entered into additional commodity derivative contracts for 2011 and 2012 representing 19.3 MMBtu and 47.6 MMBtu at weighted average prices of $4.63 per MMBtu and $5.04 per MMBtu, repsectively.

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

Oil and Gas Reserves.  On January 6, 2010, the FASB issued an Accounting Standards Update (“ASU”) updating oil and gas reserve estimation and disclosure requirements. The ASU amends FASB ASC 932 to align the reserve calculation and disclosure requirements with the requirements in SEC Release No. 33-8995. SEC Release No. 33-8995, amends oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K revising oil and gas reserves estimation and disclosure requirements. The rules include changes to pricing used to estimate reserves, the ability to include non-traditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. Accordingly, the Company adopted the update to FASB ASC 932 as of December 31, 2009.

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

During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitation, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2010 or 2008.

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

Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company previously followed hedge accounting for its natural gas hedges. Under this prior accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income (loss). When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company continues to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives. There was no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity (See Note 6).

Fair Value Measurements.  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820. Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). See Note 9 for additional information.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB

ASC 820. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at December 31, 2010 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total

Assets:
Current derivative asset	$—	$133,991	$—	$133,991
Long-term derivative asset	$—	$2,066	$—	$2,066
Liabilities:
Current derivative liability	$—	$718	$—	$718
Long-term derivative liability	$—	$5,337	$—	$5,337

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $12.9 million, $10.9 million and $5.8 million, respectively. See Note 7 for additional information.

Results of Operations — Year Ended December 31, 2010 vs. Year Ended December 31, 2009

During the year ended December 31, 2010, production increased on a gas equivalent basis to 213.6 Bcfe from 180.1 Bcfe for the same period in 2009 attributable to the Company’s successful drilling activities during 2010. Realized natural gas prices, including realized gain and loss on commodity derivatives, remained flat at $4.88 per Mcf during the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, the Company’s average price for natural gas was $4.31 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $3.49 per Mcf for the same period in 2009. The increase in production contributed to a 47% increase in revenues for the year ended December 31, 2010 to $979.4 million as compared to $666.8 million in 2009.

Lease operating expense (“LOE”) increased to $45.9 million for the year ended December 31, 2010 compared to $40.7 million during the same period in 2009 due primarily to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs decreased to $0.22 per Mcfe at December 31, 2010 compared to $0.23 per Mcfe at December 31, 2009 as a result of increased production volumes.

During the year ended December 31, 2010, production taxes were $95.9 million compared to $67.0 million during the same period in 2009, or $0.45 per Mcfe, compared to $0.37 per Mcfe. The increase in per unit taxes is attributable to increased sales revenues as a result of higher realized gas prices (excluding realized gain on commodity derivatives) during the year ended December 31, 2010 as compared to the same period in 2009. Production taxes are calculated based on a percentage of revenue from production and were 9.8% of revenues for the year ended 2010 and 10.0% for the same period in 2009.

Gathering fees increased to $50.1 million for the year ended December 31, 2010 compared to $45.2 million during the same period in 2009 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.23 per Mcfe for the year ended December 31, 2010 as compared to $0.25 per Mcfe for the same period in 2009.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $65.0 million for the period ended December 31, 2010 as compared to $58.0 million for the same period in 2009 in association with REX Pipeline transportation charges. On a per unit basis, transportation charges decreased to $0.30 per Mcfe (on total company volumes) for the period ended December 31, 2010 as compared to $0.32 for the same period in 2009 due to the increase in total company production volumes during the period ended December 31, 2010 and partially offset by increased transportation rates as a result of further eastern expansion of REX.

DD&A increased to $241.8 million during the period ended December 31, 2010 from $201.8 million for the same period in 2009, attributable to increased production volumes. On a unit of production basis, DD&A increased to $1.13 per Mcfe at December 31, 2010 from $1.12 at December 31, 2009.

General and administrative expenses increased to $24.4 million for the period ended December 31, 2010 compared to $19.8 million for the same period in 2009. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses remained flat at $0.11 per Mcfe for the years ended December 31, 2010 and 2009.

Interest expense increased to $49.0 million during the period ended December 31, 2010 compared to $37.2 million during the same period in 2009 as a result of increased borrowings during the period ended December 31, 2010. For the year ended December 31, 2010, the Company capitalized $21.2 million in interest associated with unevaluated oil and gas properties that are excluded from amortization and actively being evaluated as well as work in process relating to gathering systems that are not currently in service. There was no interest capitalized during the year ended December 31, 2009. At December 31, 2010, the Company had $1.6 billion in borrowings outstanding.

Other expense for the year ended December 31, 2009 includes rig termination payments of $2.9 million that were not incurred during 2010.

During the year ended December 31, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

During the year ended December 31, 2010, the Company recognized $116.8 million related to realized gain on commodity derivatives as compared to $239.4 million during the year ended December 31, 2009. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

At December 31, 2010, the Company recognized $208.6 million related to unrealized gain on commodity derivatives as compared to $92.8 million related to unrealized loss on commodity derivatives at December 31, 2009. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments.

The Company recognized income before income taxes of $723.1 million for the year ended December 31, 2010 compared with a loss of $696.2 million for the same period in 2009. The increase in earnings is primarily a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009, increased production during 2010 and unrealized gains on commodity derivatives during the period ended December 31, 2010 as compared to the same period in 2009.

The income tax provision recognized for the year ended December 31, 2010 was $258.6 million compared with an income tax benefit of $245.1 million for the year ended December 31, 2009 due to a net loss during the year ended December 31, 2009 primarily as a result of the non-cash write-down of oil and gas properties associated with the ceiling test limitation.

For the year ended December 31, 2010, the Company recognized net income of $464.5 million or $3.01 per diluted share as compared with a net loss of $451.1 million or ($2.98) per diluted share for the same period in 2009. The increase is primarily attributable to the non-cash write-down of oil and gas properties associated with the ceiling test limitation during the first quarter of 2009, increased production during 2010 and unrealized gains on commodity derivatives during the year ended December 31, 2010 as compared to the same period in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2010, the Company relied on cash provided by operations along with borrowings under the senior credit facility and the issuance of the 2010 Senior Notes to finance its capital expenditures. The Company participated in the drilling of 399 wells in Wyoming and Pennsylvania during 2010. For the year ended December 31, 2010, total capital expenditures were $1.6 billion ($403.8 million to acquire additional acreage in the Pennsylvania Marcellus Shale, $1.2 billion related to oil and gas exploration and development expenditures and $76.7 million related to gathering system expenditures).

At December 31, 2010, the Company reported a cash position of $70.8 million compared to $14.3 million at December 31, 2009. Working capital deficit at December 31, 2010 was $57.0 million compared to a deficit of $137.5 million at December 31, 2009. At December 31, 2010, there were no outstanding borrowings under the bank credit facility and $500.0 million of available borrowing capacity under the credit facility. In addition, the Company had $1.6 billion outstanding in senior notes (See Note 6). Other long-term obligations of $52.6 million at December 31, 2010 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital investment program for 2011, which is currently projected to be approximately $1.1 billion. Of the $1.1 billion budget, the Company plans to allocate approximately 55% to Wyoming, 35% to Pennsylvania and the remainder to midstream, land and other.

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125 basis points per annum as of December 31, 2010). The Company also pays commitment fees on the unused commitment under the facility based on a grid of our consolidated leverage ratio.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At December 31, 2010, the Company was in compliance with all of its debt covenants under the credit facility. (See Note 6).

Senior Notes:  On January 28, 2010 and October 12, 2010, Ultra Resources, Inc. issued $500.0 million and $525.0 million Senior Notes (“the 2010 Senior Notes”), respectively, pursuant to a Second and Third Supplement to the Master Note Purchase Agreement between the Company and the purchasers of the Notes.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2010, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 6).

Operating Activities.  During the year ended December 31, 2010, net cash provided by operating activities was $824.7 million, a 39% increase from $592.6 million for the same period in 2009. The increase in net cash provided by operating activities was largely attributable to increased production during the year ended December 31, 2010 as compared to the same period in 2009.

Investing Activities.  During the year ended December 31, 2010, net cash used in investing activities was $1.5 billion as compared to $820.6 million for the same period in 2009. The increase in net cash used in investing activities is largely due to increased capital investments associated with the Company’s drilling activities in 2010 as compared to 2009 as well as the increased investments associated with the Pennsylvania Marcellus Shale acquisition in 2010 and partially offset by the timing of payments associated with capital costs incurred during one year and paid during the following year.

Financing Activities.  During the year ended December 31, 2010, net cash provided by financing activities was $761.0 million as compared to $228.1 million for the same period in 2009. The increase in cash provided by net financing activities is largely due to increased borrowings, primarily attributable to the 2010 Senior Notes offerings totaling approximately $1.025 billion during 2010 as compared to 2009.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In 2010, the Company established new production records while maintaining a low cost structure which contributes to the consistency of the Company’s returns and growth.

Although our net cash provided by operating activities was negatively affected by continued low natural gas prices, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash, will provide sufficient liquidity to fund our capital investments and operations over the next twelve months. We expect to rely on our available cash, our existing credit facility and the cash we generate from our operations to meet our obligations. While we continue to monitor the overall health of the credit markets, a renewed, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of December 31, 2010.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due by period:
					2017 and
	Total	2011	2012-2014	2015-2016	Beyond
	(Amounts in thousands of U.S. dollars)

Long-term debt (See Note 6)	$1,560,000	$—	$—	$162,000	$1,398,000
Transportation contract (REX)	789,314	78,110	307,513	302,768	100,923
Drilling contracts	98,355	69,449	28,906	—	—
Office space lease	2,455	769	1,640	46	—

Total contractual obligations	$2,450,124	$148,328	$338,059	$464,814	$1,498,923

Transportation contract.  The Company is an anchor shipper on REX securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. REX begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. The Company’s commitment involves a capacity of 200 MMMBtu per day of natural gas for a term of 10 years commencing in November 2009, and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper.

During the first quarter of 2009, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, beginning in January 2012 through December 2018. This additional capacity will provide the Company with the ability to move additional volumes from its producing wells in Wyoming to markets in the eastern U.S.

Drilling contracts.  As of December 31, 2010, the Company had committed to drilling obligations with certain rig contractors that will continue into 2012. The drilling rigs were contracted to fulfill the 2010-2012 drilling program initiatives in Wyoming.

Office space lease.  The Company’s maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $2.5 million at December 31, 2010 ($0.8 million in 2011 and $1.6 million in one to three years).

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

Commodity Derivative Contracts:  During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provided operational flexibility to curtail gas production in the event of declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with settlements for production months through December 2010. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties or natural gas futures settlement prices as traded on the NYMEX.

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current expense or income in the income statement. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement.

At December 31, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 9 for the detail of the asset and liability values of the following derivatives. The Board has approved our hedging greater than 50% of forecast 2011 production.

	Commodity Reference	Remaining	Volume -	Average	Fair Value -
Type	Price	Contract Period	MMBTU/Day	Price/MMBTU	December 31, 2010
					Asset/(Liability)

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$57,558
Swap	Northeast	Calendar 2011	195,000	$5.81	$75,987
Swap	NYMEX	Summer 2011	70,000	$4.50	$(272)
Swap	NYMEX	Calendar 2012	140,000	$5.00	$(3,271)

Subsequent to December 31, 2010 and through February 16, 2011, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

	Commodity
	Reference	Remaining	Volume -	Average
Type	Price	Contract Period	MMBTU/Day	Price/MMBTU

Swap	NYMEX	Summer 2011	90,000	$4.63
Swap	NYMEX	Calendar 2012	130,000	$5.04

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Year Ended December 31,
Natural Gas Commodity Derivatives:	2010	2009	2008

Realized gain on commodity derivatives(1)	$116,827	$239,366	$18,991
Unrealized gain (loss) on commodity derivatives(1)	208,625	(92,849)	14,225

Total gain on commodity derivatives	$325,452	$146,517	$33,216

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements as of December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultra Petroleum Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Ultra Petroleum Corp. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 24, 2011

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands of U.S. dollars,
	except per share data)

Revenues:
Natural gas sales	$886,396	$601,023	$986,374
Oil sales	92,990	65,739	98,026

Total operating revenues	979,386	666,762	1,084,400
Expenses:
Lease operating expenses	45,938	40,679	36,997
Production taxes	95,914	66,970	119,502
Gathering fees	50,126	45,155	37,744
Transportation charges	64,965	58,011	46,310
Depletion, depreciation and amortization	241,796	201,826	184,795
Write-down of proved oil and gas properties	—	1,037,000	—
General and administrative	24,351	19,772	17,046

Total operating expenses	523,090	1,469,413	442,394
Operating income (loss)	456,296	(802,651)	642,006
Other income (expense), net:
Interest expense	(49,032)	(37,167)	(21,276)
Gain on commodity derivatives	325,452	146,517	33,216
Litigation expense	(9,902)	—	—
Other income (expense), net	260	(2,888)	833

Total other income (expense), net	266,778	106,462	12,773
Income (loss) before income tax provision (benefit)	723,074	(696,189)	654,779
Income tax provision (benefit)	258,615	(245,136)	240,504

Net income (loss)	$464,459	$(451,053)	$414,275

Basic Earnings per Share:
Net income (loss) per common share — basic	$3.05	$(2.98)	$2.72

Fully Diluted Earnings per Share:
Net income (loss) per common share — fully diluted	$3.01	$(2.98)	$2.65

Weighted average common shares outstanding — basic	152,346	151,367	152,075

Weighted average common shares outstanding — fully diluted	154,253	151,367	156,531

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Stephen J. McDaniel

Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Amounts in thousands of
	U. S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$70,834	$14,254
Restricted cash	98	1,681
Oil and gas revenue receivable	95,142	82,326
Joint interest billing and other receivables	48,561	29,411
Derivative assets	133,991	4,398
Deferred tax assets	—	12,225
Inventory	2,760	4,498
Prepaid drilling costs and other current assets	9,663	4,948

Total current assets	361,049	153,741
Oil and gas properties, net, using the full cost method of accounting:
Proved	2,589,423	1,794,603
Unproved	486,247	—
Property, plant and equipment	149,104	73,435
Long-term derivative assets	2,066	2,554
Restricted cash	—	28,257
Deferred financing costs and other	7,726	7,415

Total assets	$3,595,615	$2,060,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$210,311	$119,111
Production taxes payable	53,382	60,820
Interest payable	26,878	12,011
Derivative liabilities	718	35,033
Deferred tax liabilities	42,685	—
Capital cost accrual	84,042	64,216

Total current liabilities	418,016	291,191
Long-term debt	1,560,000	795,000
Deferred income tax liabilities	420,711	239,217
Long-term derivative liabilities	5,337	50,542
Other long-term obligations	52,575	35,858
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,567,813 and 151,759,343, at December 31, 2010 and 2009, respectively	426,779	377,339
Treasury stock	—	(10,525)
Retained earnings	712,197	281,383

Total shareholders’ equity	1,138,976	648,197

Total liabilities and shareholders’ equity	$3,595,615	$2,060,005

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Shares			Other		Total
	Issued and	Common	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Earnings	Income/(Loss)	Stock	Equity
	(Amounts in thousands of U.S. dollars, except share data)

Balances at December 31, 2007	152,004	$256,889	$654,948	$4,954	$(59,245)	$857,546
Stock options exercised	3,595	19,086	—	—	—	19,086
Employee stock plan grants	151	997	—	—	—	997
Shares repurchased and retired	—	(1,669)	(108,741)	—	110,410	—
Shares re-issued from treasury	—	(14,885)	(135,581)	—	150,466	—
Shares repurchased	(3,661)	—	—	—	(247,371)	(247,371)
Net share settlements	(856)	(152)	(50,784)	—	—	(50,936)
Fair value of employee stock plan grants	—	7,726	—	—	—	7,726
Tax benefit of stock options exercised	—	78,840	—	—	—	78,840
Comprehensive earnings:
Net earnings		—	414,275	—	—	414,275
Change in derivative instruments,
fair value, net of taxes	—	—	—	14,273	—	14,273
Reclassification of derivative fair value into earnings, net of taxes	—	—	—	(3,650)	—	(3,650)
Total comprehensive earnings						424,898

Balances at December 31, 2008	151,233	$346,832	$774,117	$15,577	$(45,740)	$1,090,786

Stock options exercised	666	1,430	—	—	—	1,430
Employee stock plan grants	85	—	3,397	—	—	3,397
Shares re-issued from treasury	—	(1,430)	(33,785)	—	35,215	—
Net share settlements	(225)	—	(11,293)	—	—	(11,293)
Fair value of employee stock plan grants	—	16,294	—	—	—	16,294
Tax benefit of stock options exercised	—	14,213	—	—	—	14,213
Comprehensive earnings:
Net earnings		—	(451,053)	—	—	(451,053)
Reclassification of derivative fair value into earnings, net of taxes	—	—	—	(15,577)	—	(15,577)
Total comprehensive earnings						(466,630)

Balances at December 31, 2009	151,759	$377,339	$281,383	$—	$(10,525)	$648,197

Stock options exercised	1,206	6,561	—	—	—	6,561
Employee stock plan grants	105	4,841	—	—	—	4,841
Shares re-issued from treasury	—	(587)	(9,938)	—	10,525	—
Net share settlements	(502)	—	(23,707)	—	—	(23,707)
Fair value of employee stock plan grants	—	21,103	—	—	—	21,103
Tax benefit of stock options exercised	—	17,522	—	—	—	17,522
Net income	—	—	464,459	—	—	464,459

Balances at December 31, 2010	152,568	$426,779	$712,197	$—	$—	$1,138,976

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash provided by (used in):	(Amounts in thousands of U.S. dollars)

Operating activities:
Net income (loss) for the period	$464,459	$(451,053)	$414,275
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion and depreciation	241,796	201,826	184,795
Write-down of proved oil and gas properties	—	1,037,000	—
Deferred and current non-cash income taxes	253,926	(253,966)	235,031
Unrealized (gain) loss on commodity derivatives	(208,625)	92,849	(14,225)
Excess tax benefit from stock based compensation	(17,522)	(14,213)	(78,840)
Stock compensation	12,944	10,901	5,816
Other	734	1,023	11
Net changes in operating assets and liabilities:
Restricted cash	1,583	1,046	(137)
Accounts receivable	(31,966)	14,974	9,139
Other current assets	—	(2,913)	—
Prepaid expenses and other	(229)	4,268	(5,543)
Other non-current assets	(1,176)	(2,905)	—
Accounts payable, production taxes and accrued liabilities	99,410	(32,773)	86,487
Other long-term obligations	6,035	(13,638)	14,833
Current taxes payable	3,359	215	(10,839)

Net cash provided by operating activities	824,728	592,641	840,803

Investing Activities:
Acquisition of oil and gas properties	(403,806)	—	—
Oil and gas property expenditures	(1,164,389)	(673,518)	(949,650)
Gathering system expenditures	(76,703)	(67,833)	—
Proceeds from sale of oil and gas properties	68,420	—	—
Change in capital cost accrual	19,826	(56,327)	32,097
Restricted cash	28,257	(28,257)	—
Inventory	1,738	4,024	4,811
Other	(2,442)	1,300	(2,577)

Net cash used in investing activities	(1,529,099)	(820,611)	(915,319)

Financing activities:
Borrowings on long-term debt	1,000,000	817,000	662,000
Payments on long-term debt	(1,260,000)	(827,000)	(682,000)
Proceeds from issuance of Senior Notes	1,025,000	235,000	300,000
Deferred financing costs	(4,425)	(1,283)	(1,578)
Repurchased shares/net share settlements	(23,707)	(11,293)	(298,307)
Excess tax benefit from stock based compensation	17,522	14,213	78,840
Proceeds from exercise of options	6,561	1,430	19,086

Net cash provided by financing activities	760,951	228,067	78,041

Increase in cash during the period	56,580	97	3,525
Cash and cash equivalents, beginning of period	14,254	14,157	10,632

Cash and cash equivalents, end of period	$70,834	$14,254	$14,157

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$53,291	$30,579	$16,092
Income taxes	$2,537	$11,403	$16,322

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

(e) Oil and natural gas properties:  On January 6, 2010, the FASB issued an ASU updating oil and gas reserve estimation and disclosure requirements. The ASU amends FASB ASC 932 to align the reserve calculation and disclosure requirements with the requirements in SEC Release No. 33-8995. SEC Release No. 33-8995, amends oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K revising oil and gas reserves estimation and disclosure requirements. The rules include changes to pricing used to estimate reserves, the ability to include non-traditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. Accordingly, the Company adopted the update to FASB ASC 932 as of December 31, 2009. The implementation of this rule did not result in material additions to the Company’s proved reserves included in this report.

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

(f) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At December 31, 2010, inventory of $2.8 million primarily includes the cost of pipe and production equipment that will be utilized during the 2011 drilling program.

(g) Derivative Instruments and Hedging Activities:  Currently, the Company largely relies on commodity derivative contracts to manage its exposure to commodity price risk. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties or natural gas futures settlement prices as traded on the New York Mercantile Exchange (“NYMEX”). Additionally, and from time to time, the Company enters into physical, fixed price forward natural gas sales in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 8).

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of components of basic and diluted net income (loss) per common share:

	December 31,
	2010	2009	2008

Net income (loss)	$464,459	$(451,053)	$414,275

Weighted average common shares outstanding during the period	152,346	151,367	152,075
Effect of dilutive instruments	1,907	— (1)	4,456

Weighted average common shares outstanding during the period including the effects of dilutive instruments	154,253	151,367	156,531

Net income (loss) per common share — basic	$3.05	$(2.98)	$2.72

Net income (loss) per common share — fully diluted	$3.01	$(2.98)	$2.65

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,214	— (1)	418

(1)	Due to the net loss for the year ended December 31, 2009, 2.2 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of loss per share.

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

(n) Revenue Recognition:  Natural gas revenues are recorded based on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company’s net revenue interest. The Company initially records its entitled share of revenues based on estimated production volumes. Subsequently,

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these estimated volumes are adjusted to reflect actual volumes that are supported by third party pipeline statements or cash receipts. Since there is a ready market for natural gas, the Company sells the majority of its products immediately after production at various locations at which time title and risk of loss pass to the buyer. Gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total gas production. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2010 and 2009, the Company had a net natural gas imbalance liability of $0.9 million and $2.9, respectively.

(o) Capitalized Interest:  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service.

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

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$464,459	$(451,053)	$414,275
Unrealized gain on derivative instruments*	—	(24,002)	16,368
Tax expense on unrealized gain on derivative instruments	—	8,425	(5,745)

Other comprehensive income (loss)	$464,459	$(466,630)	$424,898

*	Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet (See Note 8). The net gain or loss in accumulated other comprehensive income at November 3, 2008 remained on the balance sheet and the respective month’s gains or losses were reclassified from accumulated other comprehensive income to earnings as the counterparty settlements affected earnings (January through December 2009). As a result of the de-designation on November 3, 2008, the Company no longer has any derivative instruments which qualify for cash flow hedge accounting.

3.	ASSET RETIREMENT OBLIGATIONS:

The Company is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended:

	December 31,
	2010	2009

Asset retirement obligations at beginning of period	$17,372	$14,079
Accretion expense	2,099	1,495
Liabilities incurred	8,564	3,398
Liabilities settled	(17)	(80)
Revisions of estimated liabilities	34	(1,520)

Asset retirement obligations at end of period	28,052	17,372
Less: current asset retirement obligations	—	—

Long-term asset retirement obligations	$28,052	$17,372

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	OIL AND GAS PROPERTIES:

	December 31,	December 31,
	2010	2009

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$4,575,222	$3,544,519
Less: Accumulated depletion, depreciation and amortization(3)	(1,985,799)	(1,749,916)

	2,589,423	1,794,603
Unproven Properties:
Acquisition and exploration costs not being amortized(1),(2)	486,247	—

Net capitalized costs — oil and gas properties	$3,075,670	$1,794,603

On a unit basis, DD&A from continuing operations was $1.13, $1.12 and $1.27 per Mcfe for the years ended December 31, 2010, 2009 and 2008, respectively.

(1)	In 2010, a wholly-owned subsidiary of the Company acquired, for $403.8 million in cash, non-producing mineral acres and a small number of producing gas wells in the Pennsylvania Marcellus Shale. Additionally, the Company purchased additional undeveloped acreage in the Marcellus Shale for approximately $63.4 million during 2010.

(2)	Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the year ended December 31, 2010, total interest on outstanding debt was $70.2 million of which, $21.2 million was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service. For the year ended December 31, 2009, there was no interest capitalized.

(3)	During the first quarter of 2009, the Company recorded a $1.0 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitation, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The March 31, 2009 ceiling test limitation was calculated prior to the adoption of SEC Release No. 33-8995 and was based on prices in effect on the last day of the reporting period, March 31, 2009. The Company did not have any write-downs related to the full cost ceiling limitation in 2010.

Of the total net unevaluated costs excluded from amortization at December 31, 2010, approximately $486.2 million is related to the acquisition of undeveloped properties in the Company’s Appalachian properties in Pennsylvania. The timing and amount of costs to be included in future amortization computations related to the Company’s Appalachian properties will depend on the results of drilling and other assessments. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.

	Total	2010	2009	2008	Prior

Acquisition costs	$612,040	$521,149	36,432	17,650	36,809
Exploration costs	19,075	2,985	2,829	2,284	10,977
Capitalized interest	19,610	19,610	—	—	—
Sales	(71,677)	(68,420)	(3,257)	—	—
Less transfers to proved	(92,801)	(44,621)	(36,004)	(1,168)	(11,008)

	$486,247	$430,703	$—	$18,766	$36,778

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2010			2009
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Gathering systems	$144,940	(3,123)	141,817	$67,408
Computer equipment	2,188	(1,195)	993	778
Office equipment	450	(326)	124	102
Leasehold improvements	464	(313)	151	108
Land	2,437	—	2,437	2,437
Other	6,481	(2,899)	3,582	2,602

Property, Plant and Equipment, Net	$156,960	$(7,856)	$149,104	$73,435

Historically, the Company’s condensate production was gathered from its Wyoming well locations by tanker trucks and then shipped to other locations for injection into crude oil pipelines or other facilities. During 2010, the Company initiated service on its final two, of four total, central gathering facilities. These facilities are part of the Company’s liquids gathering system designed to gather condensate and water from various leases and wells operated by the Company. The condensate and water are transported to central points in the field where condensate can be loaded into trucks or delivered into pipelines for delivery to the Company’s customers. Produced water is disposed of or recycled and re-used.

In Pennsylvania, the Company and its partners continue constructing gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from its newly completed natural gas wells. Construction on these facilities is expected to continue throughout 2011 allowing the Company to manage its midstream capacity to coincide with increased capacity requirements from its drilling activities. These facilities are gathering systems and related infrastructure, and their construction is expected to continue until the field is fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that facilities of this type will not be required in the future to accommodate the Company’s production.

6.	LONG-TERM LIABILITIES:

	December 31,	December 31,
	2010	2009

Bank indebtedness	$—	$260,000
Senior notes	1,560,000	535,000
Other long-term obligations	52,575	35,858

	$1,612,575	$830,858

Aggregate Maturities of Debt at December 31, 2010:
			2016 and
2011	2012-2014	2015	Beyond	Total

$—	$—	$100,000	$1,460,000	$1,560,000

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the requested commitment amount, then it would be necessary to add new financial institutions to the credit facility.

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of our consolidated leverage ratio (125 basis points per annum as of December 31, 2010). The Company also pays commitment fees on the unused commitment under the facility based on a grid of our consolidated leverage ratio.

At December 31, 2010, the Company had no outstanding borrowings and $500.0 million of available borrowing capacity under the credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed 3 1/2 times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At December 31, 2010, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  On January 28, 2010 and October 12, 2010, Ultra Resources, Inc., issued $500.0 million and $525.0 million of Senior Notes, respectively, pursuant to a Second and Third Supplement, respectively, to the Master Note Purchase Agreement between the Company and the purchasers of the Notes.

The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

Proceeds from the sale of the Senior Notes were used to repay bank debt or for general corporate purposes, but did not reduce the borrowings available to the Company under the revolving credit facility. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2010, the Company was in compliance with all of its debt covenants under the Senior Notes.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and our asset retirement obligations.

7.	SHARE BASED COMPENSATION:

The Company sponsors a share based compensation plan: the 2005 Stock Incentive Plan (the “2005 Plan”). The plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The share based compensation plan is an important component of the total compensation package offered to the Company’s key service providers, and reflects the importance that the Company places on motivating and rewarding superior results.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information

	Year Ended December 31,
	2010	2009	2008

Total cost of share-based payment plans	$21,805	$18,872	$10,355
Amounts capitalized in fixed assets	$8,861	$7,971	$4,539
Amounts charged against income, before income tax benefit	$12,944	$10,901	$5,816
Amount of related income tax benefit recognized in income	$4,595	$3,826	$2,041

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimates are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the year ended December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to	Weighted	Under Equity
	be Issued	Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding	Outstanding	Reflected in the
Plan Category	Options	Options	First Column)

Equity compensation plans approved by security holders	2,230	$38.56	3,706
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	2,230	$38.56	3,706

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three year period ended December 31, 2010:

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Balance, December 31, 2007	7,589	$0.25	to	$67.73

Granted	299	$51.14	to	$98.87
Forfeited	(80)	$51.60	to	$85.05
Exercised	(3,595)	$0.25	to	$67.73

Balance, December 31, 2008	4,213	$0.25	to	$98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
	Number of	Exercise Price
	Options	(US$)

Forfeited	(43)	$51.60	to	$78.55
Exercised	(666)	$0.25	to	$33.57

Balance, December 31, 2009	3,504	$1.49	to	$98.87

Forfeited	(68)	$51.60	to	$76.01
Exercised	(1,206)	$1.49	to	$45.95

Balance, December 31, 2010	2,230	$3.91	to	$98.87

The following tables summarize information about the stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Intrinsic Value

$ 3.91 - $ 4.83	57	2.17	$4.67	$2,457
$11.68 - $19.18	534	3.19	$13.07	$18,530
$25.08 - $55.58	838	4.53	$37.20	$9,476
$46.05 - $65.04	207	5.51	$57.02	$34
$49.05 - $65.94	385	6.30	$54.49	$—
$51.14 - $98.87	209	7.39	$70.72	$—

	Options Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Intrinsic Value

$ 3.91 - $ 4.83	57	2.17	$4.67	$2,457
$11.68 - $19.18	534	3.19	$13.07	$18,530
$25.08 - $55.58	838	4.53	$37.20	$9,476
$46.05 - $65.04	207	5.51	$57.02	$34
$49.05 - $65.94	385	6.30	$54.49	$—
$51.14 - $98.87	—	—	$—	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $47.77 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010 was 1.3 million options.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2010	2009	2008

Share options granted	$—	$—	$30.94
Non-vested share options at beginning of year	$26.28	$26.18	$23.93
Non-vested share options at end of year	$30.72	$26.28	$26.18
Options vested during the year	$23.86	$25.07	$—
Options forfeited during the year	$28.36	$29.57	$27.35

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options that vested during the years ended December 31, 2010 and 2009 was $9.8 million and $3.9 million, respectively. There were no stock options that vested during the year ended December 31, 2008. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $50.7 million, $33.2 million and $224.6 million, respectively.

At December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to non-vested, employee stock options granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 0.4 years.

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.  Each year since 2005, the Company has adopted a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. For 2008, the LTIP had two components: an “LTIP Stock Option Award” and an “LTIP Common Stock Award” consisting of performance-based restricted stock units. In 2009 and 2010, the Compensation Committee (the “Committee”) approved awards consisting only of the LTIP Common Stock Award.

Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value. For each LTIP award, the Committee establishes performance measures at the beginning of each performance period, and each participant is assigned threshold and maximum award levels in the event that actual Company performance is below or above target levels. For the 2008, 2009 and 2010 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the year ended December 31, 2010, the Company recognized $8.6 million in pre-tax compensation expense related to the 2008, 2009 and 2010 LTIP Common Stock Awards. For the year ended December 31, 2009, the Company recognized $5.8 million in pre-tax compensation expense related to the 2007, 2008 and 2009 LTIP Common Stock Awards. The amounts recognized during the year ended December 31, 2010 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at December 31, 2010, for each of the three year performance periods is expected to be approximately $4.4 million, $24.0 million, and $12.1 million related to the 2008, 2009 and 2010 LTIP Common Stock Awards, respectively. The 2007 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2010 and totaled $4.1 million.

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

The number of contingent units that will become payable and vest upon distribution is based on the Company’s performance relative to the industry during a three year performance period beginning January 1, 2008, and ending December 31, 2010. For each vested unit, the participant will receive one share of common stock. The participant must be employed by the Company on the date the awards are distributed in order to receive the award.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2010, the Company recognized $1.3 million in pre-tax compensation expense related to the 2008 Best in Class Program. For the year ended December 31, 2009 the Company recognized $0.9 million in pre-tax compensation expense related to the 2008 Best in Class Program. The amount recognized for the year ended December 31, 2010 and 2009 assumes that target performance levels are achieved. If the Company ultimately attains the target performance level, the associated total compensation related to the 2008 Best in Class Program is estimated at $4.9 million as of December 31, 2010.

8.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

Commodity Derivative Contracts:  During the first quarter of 2009, the Company converted its physical, fixed price, forward natural gas sales to physical, indexed natural gas sales combined with financial swaps whereby the Company receives the fixed price and pays the variable price. This change provided operational flexibility to curtail gas production in the event of declines in natural gas prices. The contracts were converted at no cost to the Company and the conversion of these contracts to derivative instruments was effective upon entering into these transactions in March 2009, with settlements for production months through December 2010. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties or natural gas futures settlement prices as traded on the NYMEX.

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current expense or income in the income statement. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement.

At December 31, 2010, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The Board has approved our hedging greater than 50% of forecast 2011 production. See Note 9 for the detail of the asset and liability values of the following derivatives.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Commodity	Remaining			Fair Value -
	Reference	Contract	Volume -	Average	December 31,
Type	Price	Period	MMBTU/Day	Price/MMBTU	2010
					Asset/
					(Liability)

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$57,558
Swap	Northeast	Calendar 2011	195,000	$5.81	$75,987
Swap	NYMEX	Summer 2011	70,000	$4.50	$(272)
Swap	NYMEX	Calendar 2012	140,000	$5.00	$(3,271)

Subsequent to December 31, 2010 and through February 16, 2011, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

	Commodity	Remaining
	Reference	Contract	Volume -	Average
Type	Price	Period	MMBTU/Day	Price/MMBTU

Swap	NYMEX	Summer 2011	90,000	$4.63
Swap	NYMEX	Calendar 2012	130,000	$5.04

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For The Year Ended December 31,
	2010	2009	2008

Natural Gas Commodity Derivatives:
Realized gain on commodity derivatives(1)	$116,827	$239,366	$18,991
Unrealized gain (loss) on commodity derivatives(1)	208,625	(92,849)	14,225

Total gain on commodity derivatives	$325,452	$146,517	$33,216

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

9.	FAIR VALUE MEASUREMENTS:

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of December 31, 2010. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$133,991	$—	$133,991
Long-term derivative asset	$—	$2,066	$—	$2,066
Liabilities:
Current derivative liability	$—	$718	$—	$718
Long-term derivative liability	$—	$5,337	$—	$5,337

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates. We use available market data and valuation methodologies to estimate the fair value of our fixed rate debt. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact our financial position, results of operations or cash flows.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$108,572	$100,000	$108,128
7.31% Notes due 2016, issued 2009	62,000	72,153	62,000	72,684
4.98% Notes due 2017, issued 2010	116,000	119,385	—	—
5.92% Notes due 2018, issued 2008	200,000	212,660	200,000	212,946
7.77% Notes due 2019, issued 2009	173,000	203,051	173,000	205,609
5.50% Notes due 2020, issued 2010	207,000	206,233	—	—
4.51% Notes due 2020, issued 2010	315,000	284,207	—	—
5.60% Notes due 2022, issued 2010	87,000	84,818	—	—
4.66% Notes due 2022, issued 2010	35,000	30,989	—	—
5.85% Notes due 2025, issued 2010	90,000	87,211	—	—
4.91% Notes due 2025, issued 2010	175,000	152,064	—	—
Credit Facility	—	—	260,000	260,000

	$1,560,000	$1,561,343	$795,000	$859,367

10.	INCOME TAXES:

The consolidated income tax provision is comprised of the following:

	Year Ended December 31,
	2010	2009	2008

Current	$22,285	$23,043	$84,313
Deferred	236,330	(268,179)	156,191

Total income tax provision (benefit)	$258,615	$(245,136)	$240,504

During 2010, 2009 and 2008, the Company realized tax benefits of $17.5 million $14.2 million, and $78.8 million, respectively, attributable to tax deductions associated with the exercise of stock options. These benefits reduce the amount of the Company’s U.S. federal and state cash tax payments and are recorded as a reduction of current taxes payable (though not a reduction of the current provision) and as an increase in shareholders’ equity.

The income tax provision (benefit) for continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2010	2009	2008

Income tax provision (benefit) computed at the U.S. statutory rate	$253,076	$(243,666)	$229,028
State income tax provision net of federal benefit	3,608	(698)	650
Withholding tax on share repurchase transactions	—	—	5,409
Foreign tax credit valuation allowance	—	—	1,692
Canadian net operating loss valuation allowance	(677)	—	—
Tax effect of rate change	1,939	—	—
Other, net	669	(772)	3,725

	$258,615	$(245,136)	$240,504

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company incurred U.S. withholding taxes of $5.4 million in connection with the repurchase of shares of its common stock.

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities for continuing operations are as follows:

	Year Ended December 31,
	2010	2009

Deferred tax assets — current:
Derivative instruments, net	$255	$10,753
Other	4,627	1,472

Net deferred tax assets — current	$4,882	$12,225

Deferred tax liabilities — current:
Derivative instruments, net	$(47,567)	$—

Net deferred tax liabilities — current	$(47,567)	$—

Net deferred tax (liability) asset — current	$(42,685)	$12,225

Deferred tax assets — non-current:
U.S. federal tax credit carryforwards	13,714	15,162
Canadian net operating loss carryforwards	—	514
Derivative instruments, net	1,161	16,844
Incentive compensation/other, net	14,745	10,930

	29,620	43,450
Valuation allowance — Foreign Tax Credit (FTC)	(1,692)	(1,692)
Valuation allowance (Canadian Net Operating Loss (NOL))	—	(514)

Net deferred tax assets — non-current	$27,928	$41,244

Deferred tax liabilities — non-current:
Property and equipment	(448,298)	(279,441)
Other	(341)	(1,020)

Net non-current tax liabilities	$(448,639)	$(280,461)

Net non-current tax liability	$(420,711)	$(239,217)

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

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing the standard related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2010.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however Ultra does not expect the change to have a significant impact on the results of operations or the financial position of the Company. The Company currently has no unrecognized tax benefits that if recognized would affect the effective tax rate.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and Canada. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statement of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits.

As of December 31, 2010, the Company had approximately $12.0 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. federal income taxes. These AMT credits do not expire and can be carried forward indefinitely. In addition, as of December 31, 2010, the Company has $1.7 million of foreign tax credit carryforwards, none of which expire prior to 2017. However, with the 2007 sale of Sino American Energy, the Company no longer has foreign source income for which to utilize its foreign tax credit carryforwards. Therefore, a valuation allowance has been placed on the remaining foreign tax credit carryforwards.

The Company had Canadian net operating loss carryforwards of approximately $2.7 million as of December 31, 2009. The unexpired portion of the Canadian net operating loss carryforward was fully utilized in 2010, and thus the valuation allowance at December 31, 2009 has been removed and no deferred tax asset related to the Canadian net operating loss exists as of December 31, 2010.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. Accordingly, no provision for Canadian income taxes and/or withholding taxes has been provided thereon.

The Company periodically uses derivative instruments designated as cash flow hedges for tax purposes as a method of managing its exposure to commodity price fluctuations. To the extent these hedges are effective, changes in the fair value of these derivative instruments are recorded in Other Comprehensive Income, net of income tax. To the extent these hedges are ineffective, they are marked to market with gains and losses recorded in the statement of operations. At December 31, 2010 and 2009, the Company also recorded a total deferred tax liability of $46.2 million and a deferred tax asset of $27.6 million, respectively, attributable to the unrealized gains and losses recorded in the statement of operations.

11.	EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer up to 100% of their compensation, subject to certain limitations. The Company matches the employee contributions up to 5% of employee compensation along with a profit sharing contribution of 8%. The expense associated with the Company’s contribution was $1.2 million, $1.1 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Transportation contract.  The Company is an anchor shipper on REX securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. REX begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. The Company’s commitment involves a capacity of 200 MMMBtu per day of natural gas for a term of 10 years commencing in November 2009, and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper.

Subsequently, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, beginning in January 2012 through December 2018. This additional capacity will provide the Company with the ability to move additional volumes from its producing wells in Wyoming to markets in the eastern U.S.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently projects that demand charges related to the remaining term of the contract will total approximately $789.3 million.

Drilling contracts.  As of December 31, 2010, the Company had committed to drilling obligations with certain rig contractors totaling $98.4 million ($69.4 million due in 2011, $28.9 million due in one to two years). The commitments expire in 2012 and were entered into to fulfill the Company’s drilling program initiatives in Wyoming.

Office space lease.  The Company’s maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $2.5 million at December 31, 2010 ($0.8 million in 2011, $1.6 million in one to three years).

During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense associated with its office leases in the amount of $0.8 million, $0.9 million, and $0.7 million, respectively.

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

13.	CONCENTRATION OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and commodity derivative contracts associated with the Company’s hedging program. The Company’s revenues related to natural gas sales are derived principally from a diverse group of companies, including major energy companies, natural gas utilities, oil refiners, pipeline companies, local distribution companies, financial institutions and end-users in various industries.

Concentrations of credit risk with respect to receivables is limited due to the large number of customers and their dispersion across geographic areas. Commodity-based contracts expose the Company to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified primarily among ten major investment grade institutions.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers prior to making any sales to new customers or increasing extension of credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or condensate sales, nor derivative settlements sales at December 31, 2010.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2010, the Company had no single customer that represented 10% or more of its total sales.

14.	SUBSEQUENT EVENTS:

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The FASB issued ASU No. 2010-09, Subsequent Events (FASB ASC 855), Amendments to Certain Recognition and Disclosure Requirements, on February 24, 2010, in an effort to remove some contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments remove the requirement that public companies disclose the date through which

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their financial statements in both issued and revised financial statements. The Company has evaluated the period subsequent to December 31, 2010 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

15.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues from continuing operations	$273,124	$228,388	$240,374	$237,500	$979,386
Gain (loss) on commodity derivatives	181,351	14,566	150,186	(20,651)	325,452
Expenses from continuing operations	124,260	125,999	128,489	144,342	523,090
Interest expense	11,718	11,437	11,382	14,495	49,032
Litigation expense	—	9,902	—	—	9,902
Other income (expense), net	151	22	12	75	260

Income before income tax provision	318,648	95,638	250,701	58,087	723,074
Income tax provision	116,272	34,145	88,059	20,139	258,615

Net income	$202,376	$61,493	$162,642	$37,948	$464,459

Net income per common share — basic	$1.33	$0.40	$1.07	$0.25	$3.05

Net income per common share — fully diluted	$1.31	$0.40	$1.05	$0.25	$3.01

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues from continuing operations	$167,953	$130,341	$155,164	$213,304	$666,762
Gain (loss) on commodity derivatives	206,428	(60,698)	(55,428)	56,215	146,517
Expenses from continuing operations	116,975	98,264	104,131	113,043	432,413
Write down of proved oil and gas properties	1,037,000	—	—	—	1,037,000
Interest expense	7,297	9,897	9,744	10,229	37,167
Other (expense) income , net	(2,613)	(505)	193	37	(2,888)

(Loss) income before income tax (benefit) provision	(789,504)	(39,023)	(13,946)	146,284	(696,189)
Income tax (benefit) provision	(276,916)	(13,497)	(5,616)	50,893	(245,136)

Net (loss) income	$(512,588)	$(25,526)	$(8,330)	$95,391	$(451,053)

Net (loss) income per common share — basic	$(3.39)	$(0.17)	$(0.06)	$0.63	$(2.98)

Net (loss) income per common share — fully diluted	$(3.39)	$(0.17)	$(0.06)	$0.62	$(2.98)

16.	DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with FASB ASC Topic 932, Oil and Gas Reserve Estimation and Disclosures:

A.	OIL AND GAS RESERVES:

On January 6, 2010, the FASB issued an ASU updating oil and gas reserve estimation and disclosure requirements. The ASU amends FASB ASC 932 to align the reserve calculation and disclosure requirements with

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the requirements in SEC Release No. 33-8995. SEC Release No. 33-8995, amends oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K revising oil and gas reserves estimation and disclosure requirements. The rules include changes to pricing used to estimate reserves, the ability to include non-traditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies.

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Director — Reservoir Engineering & Planning is primarily responsible for overseeing the preparation of the Company’s reserve estimates by our independent engineers, Netherland, Sewell & Associates, Inc. The Director has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 15 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

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

In estimating proved reserves and future revenue as of December 31, 2010, the Company’s independent reserve engineer, Netherland, Sewell & Associates, Inc., used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and guidelines, were also used. In evaluating the information at their disposal, Netherland, Sewell & Associates, Inc. excluded from their consideration all matters as to which the controlling interpretation may be legal or accounting, rather than engineering and geoscience. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, Netherland, Sewell & Associates, Inc.’s conclusions necessarily represent only informed professional judgment.

The following unaudited tables as of December 31, 2010, 2009, and 2008 are based upon estimates prepared by Netherland, Sewell & Associates, Inc. in reports dated January 31, 2011, January 27, 2010, and February 6, 2009, respectively. These are estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2010, 2009 and 2008. All such reserves are located in the Green River Basin in Wyoming and the Appalachian Basin of Pennsylvania.

Since January 1, 2010, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.	ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil	Natural Gas
	(MBbls)	(MMcf)

Reserves, December 31, 2007	22,832	2,842,655
Extensions, discoveries and additions	6,536	803,200
Production	(1,122)	(138,564)
Revisions	(1,239)	(151,503)

Reserves, December 31, 2008	27,007	3,355,788

Extensions, discoveries and additions	5,902	758,659
Production	(1,320)	(172,189)
Revisions	(2,404)	(205,657)

Reserves, December 31, 2009	29,185	3,736,601

Extensions, discoveries and additions	7,369	1,055,047
Production	(1,334)	(205,613)
Revisions	(3,536)	(385,880)

Reserves, December 31, 2010	31,684	4,200,155

	United States
	Oil	Natural Gas
	(MBbls)	(MMcf)

Proved:
Developed	8,764	1,084,224
Undeveloped	14,068	1,758,431

Total Proved — 2007	22,832	2,842,655

Developed	11,462	1,412,562
Undeveloped	15,546	1,943,225

Total Proved — 2008	27,007	3,355,788

Developed	11,627	1,541,813
Undeveloped	17,558	2,194,788

Total Proved — 2009	29,185	3,736,601

Developed	11,013	1,678,697
Undeveloped	20,671	2,521,458

Total Proved — 2010	31,684	4,200,155

During 2010, substantially all of our extensions and discoveries in the proved developed category were attributable to wells drilled in 2010, and substantially all of our extensions and discoveries in the proved undeveloped category were attributable to our ongoing drilling activities and its associated effect on our proved undeveloped reserves estimates.

C.	STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved natural gas reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2010 and 2009 was $4.05 per Mcf and $3.04 per Mcf, respectively, for natural gas and $68.93 per barrel and $52.18 per barrel, respectively, for condensate, based upon the average of the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price in effect on the first day of the month for the preceding twelve month period. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues was $4.71 per Mcf of natural gas at December 31, 2008, utilizing prices in effect on the last day of the year. The calculated weighted average oil price at December 31, 2008 for condensate was $30.10 per barrel, utilizing prices in effect on the last day of the year.

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

	As of December 31,
	2010	2009	2008

Future cash inflows	$19,186,072	$12,870,816	$16,608,609
Future production costs	(5,253,509)	(3,916,222)	(4,217,034)
Future development costs	(3,052,843)	(2,249,993)	(2,351,312)
Future income taxes	(3,198,413)	(1,998,114)	(3,222,246)

Future net cash flows	7,681,307	4,706,487	6,818,017
Discount at 10%	(4,155,739)	(2,679,787)	(3,800,331)

Standardized measure of discounted future net cash flows	$3,525,568	$2,026,700	$3,017,686

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.	SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31,
	2010	2009	2008

Standardized measure, beginning	$2,026,700	$3,017,686	$3,869,402
Net revisions of previous quantity estimates	(592,919)	(216,946)	(247,791)
Extensions, discoveries and other changes	1,601,154	782,763	1,313,391
Changes in future development costs	(606,449)	(103,056)	(327,325)
Sales of oil and gas, net of production costs	(787,409)	(513,958)	(890,157)
Net change in prices and production costs	1,501,002	(1,772,644)	(1,971,128)
Development costs incurred during the period that reduce future development costs	404,402	395,092	503,582
Accretion of discount	288,713	444,387	584,119
Net changes in production rates and other	297,957	(572,380)	(362,018)
Net change in income taxes	(607,583)	565,756	545,611

Aggregate changes	1,498,868	(990,986)	(851,716)

Standardized measure, ending	$3,525,568	$2,026,700	$3,017,686

There are numerous uncertainties inherent in estimating quantities of proved reserves and projected future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The reserve data and standardized measures set forth herein represent only estimates. Reserve

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

E.	COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2010	2009	2008

United States
Acquisition costs — unproved properties, net	$472,339	$33,176	$18,766
Exploration	249,029	102,217	395,970
Development	855,110	605,958	534,914

Total	$1,576,478	$741,351	$949,650

F.	RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2010	2009	2008

United States
Oil and gas revenue	$979,386	$666,762	$1,084,400
Production expenses	(191,978)	(152,804)	(194,243)
Depletion and depreciation	(241,796)	(201,826)	(184,795)
Write-down of proved oil and gas properties	—	(1,037,000)	—
Income taxes	(193,692)	254,429	(235,095)

Total	$351,920	$(470,439)	$470,267

G.	CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2010	2009

Developed Properties:
Acquisition, equipment, exploration, drilling and
environmental costs	$4,575,222	$3,544,519
Less: accumulated depletion, depreciation and amortization	(1,985,799)	(1,749,916)

	2,589,423	1,794,603
Unproven Properties:
Acquisition and exploration costs not being amortized	486,247	—

	$3,075,670	$1,794,603

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Assessment of Internal Control Over Financial Reporting

Management’s Report on Assessment of Internal Control Over Financial Reporting is included on page 45 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2010.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2010.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements:  See Item 8.

2. Financial Statement Schedules:  None.

3. Exhibits.  The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

Exhibit
Number	Description

3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
10.1	Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.2	Share Purchase Agreement dated September 26, 2007 between UP Energy Corporation and SPC E&P (China) Pte. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 26, 2007).
10.3	Precedent Agreement between Rockies Express Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed on February 9, 2006).
10.4	Precedent Agreement between Rockies Express Pipeline LLC, Entrega Gas Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on February 9, 2006).
10.5	Ultra Petroleum Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-132443), filed with the SEC on March 15, 2006).
10.6	Ultra Petroleum Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13278), filed with the SEC on March 15, 2001).
10.7	Ultra Petroleum Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13342) filed with the SEC on April 2, 2001).

Exhibit
Number		Description

10.8		Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.9		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.10		First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 5, 2009).
10.11		Second Supplement dated January 28, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 28, 2010).
10.12		Third Supplement dated October 12, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 12, 2010).
10.13		Sale and Purchase Agreement dated December 18, 2009 between Ultra Resources, Inc. and NCL Appalachian Partners, L.P., Locin Oil Corporation, Lyons Petroleum Reserves, Inc., MC Reserves, Inc., (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on December 23, 2009).
21.1		Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
*23	.1	Consent of Netherland, Sewell & Associates, Inc.
*23	.2	Consent of Ernst & Young LLP.
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99	.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2010.
*101	.INS	XBRL Instance Document
*101	.SCH	XBRL Taxonomy Extension Schema Document
*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman of the Board,
Chief Executive Officer, and President

Date: February 24, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 24, 2011

/s/ Marshall D. Smith Marshall D. Smith	Chief Financial Officer (principal financial officer)	February 24, 2011

/s/ Garland R. Shaw Garland R. Shaw	Corporate Controller (principal accounting officer)	February 24, 2011

/s/ W. Charles Helton W. Charles Helton	Director	February 24, 2011

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 24, 2011

/s/ Robert E. Rigney Robert E. Rigney	Director	February 24, 2011

/s/ Roger A. Brown Roger A. Brown	Director	February 24, 2011

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
10.1	Credit Agreement dated as of April 30, 2007 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.2	Share Purchase Agreement dated September 26, 2007 between UP Energy Corporation and SPC E&P (China) Pte. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 26, 2007).
10.3	Precedent Agreement between Rockies Express Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed on February 9, 2006).
10.4	Precedent Agreement between Rockies Express Pipeline LLC, Entrega Gas Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on February 9, 2006).

Exhibit
Number		Description

10.5		Ultra Petroleum Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-132443), filed with the SEC on March 15, 2006).
10.6		Ultra Petroleum Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13278), filed with the SEC on March 15, 2001).
10.7		Ultra Petroleum Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13342) filed with the SEC on April 2, 2001).
10.8		Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.9		Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.10		First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 5, 2009).
10.11		Second Supplement dated January 28, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 28, 2010).
10.12		Third Supplement dated October 12, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 12, 2010).
10.13		Sale and Purchase Agreement dated December 18, 2009 between Ultra Resources, Inc. and NCL Appalachian Partners, L.P., Locin Oil Corporation, Lyons Petroleum Reserves, Inc., MC Reserves, Inc., (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on December 23, 2009).
21.1		Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
*23	.1	Consent of Netherland, Sewell & Associates, Inc.
*23	.2	Consent of Ernst & Young LLP.
*31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99	.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2010.
*101	.INS	XBRL Instance Document
*101	.SCH	XBRL Taxonomy Extension Schema Document
*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herwith.