Form 10-Q
period 2011-03-31
ULTRA PETROLEUM CORP
filed 2011-05-06
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 25, 2011 was 152,930,455.

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31,
	2011	2010
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)

Revenues:
Natural gas sales	$231,916	$250,747
Oil sales	25,374	22,377

Total operating revenues	257,290	273,124
Expenses:
Lease operating expenses	12,357	10,324
Production taxes	23,273	28,407
Gathering fees	13,007	11,955
Transportation charges	16,159	15,905
Depletion, depreciation and amortization	73,759	51,267
General and administrative	7,111	6,402

Total operating expenses	145,666	124,260
Operating income	111,624	148,864
Other income (expense), net:
Interest expense	(14,590)	(11,718)
Gain on commodity derivatives	15,635	181,351
Other income, net	20	151

Total other income, net	1,065	169,784
Income before income tax provision	112,689	318,648
Income tax provision	43,969	116,272

Net income	$68,720	$202,376

Net income per common share — basic	$0.45	$1.33

Net income per common share — fully diluted	$0.44	$1.31

Weighted average common shares outstanding — basic	152,597	152,073

Weighted average common shares outstanding — fully diluted	154,456	154,366

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$22,892	$70,834
Restricted cash	98	98
Oil and gas revenue receivable	86,810	95,142
Joint interest billing and other receivables	63,052	48,561
Derivative assets	104,232	133,991
Inventory	3,190	2,760
Prepaid drilling costs and other current assets	10,408	9,663

Total current assets	290,682	361,049
Oil and gas properties, net, using the full cost method of accounting:
Proved	2,823,069	2,589,423
Unproved properties not being amortized	490,666	486,247
Property, plant and equipment	161,579	149,104
Long-term derivative assets	4,538	2,066
Deferred financing costs and other	7,478	7,726

Total assets	$3,778,012	$3,595,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$192,887	$210,311
Production taxes payable	53,456	53,382
Deferred tax liabilities	28,535	42,685
Interest payable	7,883	26,878
Derivative liabilities	2,323	718
Capital cost accrual	83,224	84,042

Total current liabilities	368,308	418,016
Long-term debt	1,648,000	1,560,000
Deferred income tax liabilities	475,084	420,711
Long-term derivative liabilities	5,849	5,337
Other long-term obligations	68,020	52,575
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,707,791 and 152,567,813 at March 31, 2011 and December 31, 2010, respectively	434,800	426,779
Retained earnings	777,951	712,197

Total shareholders’ equity	1,212,751	1,138,976

Total liabilities and shareholders’ equity	$3,778,012	$3,595,615

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$68,720	$202,376
Adjustments to reconcile net income to cash provided by operating activities:
Depletion and depreciation	73,759	51,267
Deferred income taxes	41,330	114,467
Unrealized (gain) loss on commodity derivatives	29,405	(182,020)
Excess tax benefit from stock based compensation	(1,106)	(11,317)
Stock compensation	3,122	2,781
Other	251	84
Net changes in operating assets and liabilities:
Accounts receivable	(6,159)	(18,679)
Prepaid expenses and other	(4,791)	(10,830)
Other non-current assets	45	2,905
Accounts payable, production taxes, interest payable and accrued liabilities	(35,244)	3,879
Other long-term obligations	12,565	13,765
Taxation payable/receivable, net	2,725	—

Net cash provided by operating activities	184,622	168,678
Investing Activities:
Acquisition of oil and gas properties	—	(332,970)
Oil and gas property expenditures	(305,700)	(198,578)
Gathering system expenditures	(13,545)	(15,185)
Restricted cash	—	28,257
Change in capital cost accrual	(818)	26,917
Proceeds from sale of oil and gas properties	—	68,420
Inventory	(430)	486
Purchase of capital assets	(175)	(36)

Net cash used in investing activities	(320,668)	(422,689)
Financing activities:
Borrowings on long-term debt	201,000	297,000
Payments on long-term debt	(113,000)	(546,000)
Proceeds from issuance of Senior Notes	—	500,000
Deferred financing costs	—	(2,265)
Repurchased shares/net share settlements	(2,967)	(16,668)
Excess tax benefit from stock based compensation	1,106	11,317
Proceeds from exercise of options	1,965	2,390

Net cash provided by financing activities	88,104	245,774
Decrease in cash during the period	(47,942)	(8,237)
Cash and cash equivalents, beginning of period	70,834	14,254

Cash and cash equivalents, end of period	$22,892	$6,017

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

The accompanying financial statements, other than the balance sheet data as of December 31, 2010, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2010 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

(d) Oil and Natural Gas Properties:  The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas (“FASB ASC 932”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and natural gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sum of net capitalized costs and estimated future development costs of oil and natural gas properties are amortized using the units-of-production method based on the Company’s proved reserves. Oil and natural gas reserves and production are converted into equivalent units based on relative energy content. Asset retirement obligations are included in the base costs for calculating depletion.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

(e) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At March 31, 2011, inventory of $3.2 million primarily included the cost of pipe and production equipment that are expected to be utilized during the 2011 drilling program.

(f) Derivative Instruments and Hedging Activities:  Currently, the Company largely relies on commodity derivative contracts to manage its exposure to commodity price risk. These commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. Additionally, and from time to time, the Company enters into physical, fixed price forward natural gas sales in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward natural gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

(g) Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria described in FASB ASC Topic 740, Income Taxes. In addition, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

(h) Earnings Per Share:  Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding during each period.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(Share amounts in 000’s)

Net income	$68,720	$202,376

Weighted average common shares outstanding — basic	152,597	152,073
Effect of dilutive instruments	1,859	2,293

Weighted average common shares outstanding — fully diluted	154,456	154,366

Net income per common share — basic	$0.45	$1.33

Net income per common share — fully diluted	$0.44	$1.31

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	968	1,006

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

(k) Fair Value Accounting:  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. See Note 7 for additional information.

(l) Asset Retirement Obligation:  The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n) Capitalized Interest:  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service.

(o) Capital Cost Accrual:  The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

2.	OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2011	2010

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$4,880,702	$4,575,222
Less: Accumulated depletion, depreciation and amortization	(2,057,633)	(1,985,799)

	2,823,069	2,589,423

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	490,666	486,247

Net capitalized costs — oil and gas properties	$3,313,735	$3,075,670

(1)	For the three months ended March 31, 2011 and 2010, total interest on outstanding debt was $22.6 million and $13.9 million, respectively, of which, $8.0 million and $2.2 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service.

3.	LONG-TERM LIABILITIES:

	March 31,	December 31,
	2011	2010

Bank indebtedness	$88,000	$—
Senior Notes	1,560,000	1,560,000
Other long-term obligations	68,020	52,575

	$1,716,020	$1,612,575

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125 basis points per annum as of March 31, 2011).

At March 31, 2011, the Company had $88.0 million in outstanding borrowings and $412.0 million of available borrowing capacity under the credit facility.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2011, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  At March 31, 2011, the Company had $1.56 billion in outstanding Senior Notes. The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2011, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months
	Ended March 31,
	2011	2010

Total cost of share-based payment plans	$5,125	$4,686
Amounts capitalized in fixed assets	$2,003	$1,905
Amounts charged against income, before income tax benefit	$3,122	$2,781
Amount of related income tax benefit recognized in income	$1,121	$987

The fair value of each share option award is estimated on the date of grant using a Black-Scholes pricing model. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimates are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. Groups of employees (executives and non-executives) that have similar historical behavior are considered separately for purposes of determining the expected term used to estimate fair value. The assumptions utilized result from differing pre- and post-vesting behaviors among executive and non-executive groups. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock options granted during the three months ended March 31, 2011 or 2010.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2011 and the year ended December 31, 2010:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)	(US$)

Balance, December 31, 2009	3,504	$1.49 to $98.87

Forfeited	(68)	$51.60 to $76.01
Exercised	(1,206)	$1.49 to $45.95

Balance, December 31, 2010	2,230	$3.91 to $98.87

Forfeited	(1)	$75.18 to $75.18
Exercised	(144)	$3.91 to $33.57

Balance, March 31, 2011	2,085	$11.68 to $98.87

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.  Each year since 2005, the Company has adopted a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long- term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. In 2009, 2010 and 2011, the Compensation Committee (the “Committee”) approved an award consisting of performance-based restricted stock units to be awarded to each participant.

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value as a “target” value which corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2009, 2010 and 2011 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the three months ended March 31, 2011, the Company recognized $2.6 million in pre-tax compensation expense related to the 2009, 2010 and 2011 LTIP award of restricted stock units as compared to $1.8 million during the three months ended March 31, 2010 related to the 2008, 2009 and 2010 LTIP award of restricted stock units. The amounts recognized during the three months ended March 31, 2011 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2011, for each of the three year performance periods is expected to be approximately $24.4 million, $12.2 million, and $12.0 million related to the 2009, 2010 and 2011 LTIP award of restricted stock units, respectively. The 2008 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2011 and totaled $4.3 million.

5.	INCOME TAXES:

During the quarter ended March 31, 2011, the Company recorded an income tax provision of $44.0 million, or 39.0% of income before income tax provision. This compares to an income tax provision of $116.3 million, or 36.5% of income before income tax provision for the quarter ended March 31, 2010. The effective tax rate increased over the comparable prior period primarily due to elevated activity levels in the higher state tax

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jurisdiction of Pennsylvania which increased the overall effective tax rate to 35.9%. Due to the higher effective tax rate now being applied to the Company’s prior temporary differences, the effective tax rate for the quarter ended March 31, 2011 increased to 39.0%.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. The Board has approved hedging greater than 50% of the Company’s forecast 2011 production.

Fair Value of Commodity Derivatives:  FASB ASC 815 requires that all derivatives be recognized on the balance sheet as either an asset or liability and be measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not apply hedge accounting to any of its derivative instruments.

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current income or expense in the income statement. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the asset and liability values of the following derivatives.

Commodity Derivative Contracts:  At March 31, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

	Commodity
	Reference		Volume -	Average	Fair Value —
Type	Price	Remaining Contract Period	MMBTU/Day	Price/MMBTU	March 31, 2011
					Asset/(Liability)

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$40,596
Swap	NYMEX	April — October 2011	230,000	$4.58	$4,224
Swap	NYMEX	Calendar 2012	300,000	$5.03	$(2,817)
Swap	Northeast	Calendar 2011	195,000	$5.81	$58,595

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
Natural Gas Commodity Derivatives:	2011	2010

Realized gain (loss) on commodity derivatives(1)	$45,040	$(669)
Unrealized gain (loss) on commodity derivatives(1)	(29,405)	182,020

Total gain on commodity derivatives	$15,635	$181,351

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Income.

7.	FAIR VALUE MEASUREMENTS:

As required by FASB ASC 820, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.
Level 2:	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter forwards and swaps.
Level 3:	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of March 31, 2011. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$104,232	$—	$104,232
Non-current derivative asset	$—	$4,538	$—	$4,538
Liabilities:
Current derivative liability	$—	$2,323	$—	$2,323
Non-current derivative liability	$—	$5,849	$—	$5,849

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. Additionally, the Company considers that

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the estimated amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company uses available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$107,068	$100,000	$108,572
7.31% Notes due 2016, issued 2009	62,000	70,898	62,000	72,153
4.98% Notes due 2017, issued 2010	116,000	118,629	116,000	119,385
5.92% Notes due 2018, issued 2008	200,000	211,176	200,000	212,660
7.77% Notes due 2019, issued 2009	173,000	201,220	173,000	203,051
5.50% Notes due 2020, issued 2010	207,000	206,641	207,000	206,233
4.51% Notes due 2020, issued 2010	315,000	286,866	315,000	284,207
5.60% Notes due 2022, issued 2010	87,000	84,457	87,000	84,818
4.66% Notes due 2022, issued 2010	35,000	30,971	35,000	30,989
5.85% Notes due 2025, issued 2010	90,000	86,930	90,000	87,211
4.91% Notes due 2025, issued 2010	175,000	152,034	175,000	152,064
Credit Facility	88,000	88,000	—	—

	$1,648,000	$1,644,890	$1,560,000	$1,561,343

8.	LEGAL PROCEEDINGS:

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

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The Company has evaluated the period subsequent to March 31, 2011 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah Fields — and is in the early exploration and development stages in the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development with one geographical segment, the United States.

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

The Company currently generates substantially all of its revenue, earnings and cash flow from the production and sales of natural gas and oil. An increasing portion of the Company’s revenues is associated with natural gas sales from wells located in the Appalachian Basin in Pennsylvania.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for natural gas. During the quarter ended March 31, 2011, the average price realization for the Company’s natural gas was $5.13 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $4.29 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 6).

The Company has consistently delivered meaningful reserve and production growth over the past twelve years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties. Ultra maintains a portfolio of properties that provide long-term growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company delivered 15% production growth on an Mcfe basis during the quarter ended March 31, 2011 as compared to the same quarter in 2010.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In addition, application of GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the revenues and expenses reported during the period. Changes in these estimates related to judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated. Set forth below is a discussion of the critical accounting policies used in the preparation of the Company’s financial statements which the Company believes involve the most complex or subjective decisions or assessments.

Derivative Instruments and Hedging Activities.  Currently, the Company largely relies on derivative instruments (generally, financial swaps) to manage its exposure to commodity price risk. Additionally, and from time to time, the Company enters into fixed price forward natural gas sales in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward gas sales are considered normal sales in the ordinary course of business and outside the scope of Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“FASB ASC 815”).

The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income as an unrealized gain or loss on commodity derivatives.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at March 31, 2011 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
		(Amounts in 000’s)

Assets:
Current derivative asset	$—	$104,232	$—	$104,232
Non-current derivative asset	$—	$4,538	$—	$4,538
Liabilities:
Current derivative liability	$—	$2,323	$—	$2,323
Non-current derivative liability	$—	$5,849	$—	$5,849

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

Asset Retirement Obligation.  The Company’s asset retirement obligations (“ARO”) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and natural gas properties. FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”) requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, estimated probabilities, amounts and timing of settlements; the credit-adjusted, risk-free rate to be used; inflation rates, and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense. The related capitalized costs, including revisions thereto, are charged to expense through depletion, depreciation and amortization (“DD&A”).

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2011 and 2010 was $3.1 million and $2.8 million, respectively. At March 31, 2011, there was $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 0.37 years. See Note 4 for additional information.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Income. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Full Cost Method of Accounting.  The Company uses the full cost method of accounting for oil and gas exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and FASB ASC Topic 932, Extractive Activities — Oil and Gas (“FASB ASC 932”). Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2011 or 2010.

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

Capitalized Interest.  Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service (See Note 2).

Conversion of barrels of oil to Mcfe of gas.  The Company converts Bbls of oil and other liquid hydrocarbons to Mcfe at a ratio of one Bbl of oil or liquids to six Mcfe. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or other liquids to an Mcf of natural gas. The sales price of one Bbl of oil or liquids has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to a Bbl of oil or other liquids.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2011 VS. QUARTER ENDED MARCH 31, 2010

During the quarter ended March 31, 2011, production increased 15% on a gas equivalent basis to 55.8 Bcfe from 48.5 Bcfe for the same quarter in 2010. This increase in production was attributable to the Company’s successful drilling activities during 2010 and in the first three months of 2011. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 4% to $5.13 per Mcf in the first quarter of 2011 as compared to $5.37 per Mcf for the same quarter of 2010. During the three months ended March 31, 2011, the Company’s average price for natural gas was $4.29 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $5.38 per Mcf for the same period in 2010. The decrease in average natural gas prices offset in part by the increase in production contributed to a 6% decrease in revenues to $257.3 million as compared to $273.1 million in 2010.

Lease operating expense (“LOE”) increased to $12.4 million during the first quarter of 2011 compared to $10.3 million during the same period in 2010 largely due to increased production. On a unit of production basis, LOE costs increased slightly to $0.22 per Mcfe at March 31, 2011 compared to $0.21 per Mcfe at March 31, 2010.

During the three months ended March 31, 2011, production taxes were $23.3 million compared to $28.4 million during the same period in 2010, or $0.42 per Mcfe compared to $0.59 per Mcfe. The decrease in taxes on a unit basis was attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended March 31, 2011 as compared to the same period in 2010. During the three months ended March 31, 2011, the Company’s average price for natural gas was $4.29 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $5.38 per Mcf for the same period in 2010. Production taxes are calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 9.0% of revenues for the quarter ended March 31, 2011 and 10.4% of revenues for the same period in 2010.

Gathering fees increased to $13.0 million for the three months ended March 31, 2011 compared to $12.0 million during the same period in 2010 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.23 per Mcfe for the three months ended March 31, 2011 as compared to $0.25 per Mcfe during the same period in 2010 as a result of increased production in Pennsylvania, which is subject to lower average gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $16.2 million for the quarter ended March 31, 2011 as compared to $15.9 million for the same period in 2010 in association with Rockies Express Pipeline transportation charges. On a per unit basis, transportation charges decreased to $0.29 per Mcfe (on total company volumes) for the three months ended March 31, 2011 as compared to $0.33 per Mcfe (on total company volumes) for the same period in 2010 due to the increase in production volumes during the quarter ended March 31, 2011.

DD&A expenses increased to $73.8 million during the three months ended March 31, 2011 from $51.3 million for the same period in 2010, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.32 per Mcfe for the quarter ended March 31, 2011 from $1.06 per Mcfe for the quarter ended March 31, 2010 as a result of higher development costs.

General and administrative expenses increased to $7.1 million for the quarter ended March 31, 2011 compared to $6.4 million for the same period in 2010. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.13 per Mcfe for the quarters ended March 31, 2011 and 2010.

Interest expense increased to $14.6 million during the quarter ended March 31, 2011 compared to $11.7 million during the same period in 2010 as a result of increased borrowings during the period ended March 31, 2011. At March 31, 2011, the Company had $1.6 billion in borrowings outstanding. In addition, the Company capitalized $8.0 million and $2.2 million in interest expense for the quarters ended March 31, 2011 and 2010, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems that are not currently in service (See Note 2).

During the quarter ended March 31, 2011, the Company recognized $45.0 million of realized gain on commodity derivatives as compared to $0.7 million of realized loss on commodity derivatives during the quarter ended March 31, 2010. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended March 31, 2011, the Company recognized $29.4 million in unrealized loss on commodity derivatives as compared to $182.0 million in unrealized gain on commodity derivatives during the quarter ended March 31, 2010. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $112.7 million for the quarter ended March 31, 2011 compared with income before income taxes of $318.6 million for the same period in 2010. The decrease in earnings is primarily related to the change in the unrealized gain or loss on commodity derivatives during the quarter ended March 31, 2011 as compared to the same period in 2010 together with decreased average natural gas prices offset in part by the increase in production during the three months ended March 31, 2011 as compared to the same period in 2010.

The income tax provision recognized for the quarter ended March 31, 2011 was $44.0 million compared with $116.3 million for the three months ended March 31, 2010. The decrease is largely a result of the change in the unrealized gain or loss on commodity derivatives during the quarter ended March 31, 2011 as compared to the same period in 2010 as well as decreased revenues resulting from decreased average natural gas prices offset in part by the increase in production during the quarter ended March 31, 2011 as compared to the same period in 2010. The effective tax rate for the quarter ended March 31, 2011 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax jurisdiction of Pennsylvania.

For the three months ended March 31, 2011, the Company recognized net income of $68.7 million or $0.44 per diluted share as compared with net income of $202.4 million or $1.31 per diluted share for the same period in 2010. The decrease is primarily attributable to the change in the unrealized gain or loss on commodity derivatives during the quarter ended March 31, 2011 as compared to the same period in 2010 together with decreased revenues resulting from decreased average natural gas prices offset by the increase in production during the quarter ended March 31, 2011 as compared to the same period in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2011, the Company relied on cash provided by operations along with borrowings under the senior credit facility to finance its capital expenditures. During this period, the Company participated in 116 gross (61.6 net) wells that were drilled to total depth and cased in Wyoming and Pennsylvania. For the three month period ended March 31, 2011, total capital expenditures were $319.2 million ($305.7 million related to oil and gas exploration and development expenditures and $13.5 million related to gathering system expenditures).

At March 31, 2011, the Company reported a cash position of $22.9 million compared to $6.0 million at March 31, 2010. Working capital deficit at March 31, 2011 was $77.6 million compared to deficit of $65.5 million at March 31, 2010. At March 31, 2011, the Company had $88.0 million in outstanding borrowings and $412.0 million of available borrowing capacity under the credit facility. In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $68.0 million at March 31, 2011 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, existing credit facility and the cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2011, which is currently projected to be $1.1 billion. Of the $1.1 billion budget, the Company plans to allocate approximately 55% to Wyoming, 35% to Pennsylvania and the remainder to midstream, land and other.

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125 basis points per annum as of March 31, 2011).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At March 31, 2011, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2011, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement (See Note 3).

Operating Activities.  During the three months ended March 31, 2011, net cash provided by operating activities was $184.6 million, a 9% increase from $168.7 million for the same period in 2010. The increase in net cash provided by operating activities is largely attributable to increased production and increased revenues including realized gains on commodity derivatives during the three months ended March 31, 2011 as compared to the same period in 2010.

Investing Activities.  During the three months ended March 31, 2011, net cash used in investing activities was $320.7 million as compared to $422.7 million for the same period in 2010. The decrease in net cash used in investing activities is largely associated with the Pennsylvania Marcellus Shale acquisition in February 2010 and offset by increased capital investments and the Company’s drilling activities in 2011 as compared to 2010.

Financing Activities.  During the three months ended March 31, 2011, net cash provided by financing activities was $88.1 million as compared to $245.8 million for the same period in 2010. The decrease in net cash provided by financing activities is largely due to decreased borrowings in 2011 as compared to 2010, primarily attributable to the Senior Notes offering during the three months ended March 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2011.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2010 for additional risks related to the Company’s business.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. The Board has approved hedging greater than 50% of the Company’s forecast 2011 production.

Fair Value of Commodity Derivatives:  FASB ASC 815 requires that all derivatives be recognized on the balance sheet as either an asset or liability and be measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not apply hedge accounting to any of its derivative instruments.

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Income. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and does not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the asset and liability values of the following derivatives.

Commodity Derivative Contracts:  At March 31, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

	Commodity				Fair Value —
	Reference		Volume -	Average	March 31,
Type	Price	Remaining Contract Period	MMBTU/Day	Price/MMBTU	2011
					Asset/(Liability)
					(000’s)

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$40,596
Swap	NYMEX	April — October 2011	230,000	$4.58	$4,224
Swap	NYMEX	Calendar 2012	300,000	$5.03	$(2,817)
Swap	Northeast	Calendar 2011	195,000	$5.81	$58,595

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
Natural Gas Commodity Derivatives:	2011	2010
	(Amounts in 000’s)

Realized gain (loss) on commodity derivatives(1)	$45,040	$(669)
Unrealized gain (loss) on commodity derivatives(1)	(29,405)	182,020

Total gain on commodity derivatives	$15,635	$181,351

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Income.

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility.

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of Publicly	Dollar Value)
	Total Number		Announced	that may yet
	of Shares	Average Price	Plans or	be Purchased
	Purchased	Paid per	Programs	Under the Plans
Period	(000’s)	Share	(000’s)	or Programs

January 2011	—	—	—	$407 million
February 2011	—	—	—	$407 million
March 2011	46	$43.77	46	$405 million

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

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and
Chief Executive Officer

Date: May 6, 2011

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Senior Vice President and
Chief Financial Officer

Date: May 6, 2011

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS**	XBRL Instance Document.
101	.SCH**	XBRL Taxonomy Extension Schema Document.
101	.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101	.LAB**	XBRL Label Linkbase Document.
101	.PRE**	XBRL Presentation Linkbase Document.
101	.DEF**	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.