Form 10-Q
period 2011-06-30
ULTRA PETROLEUM CORP
filed 2011-08-09
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of August 1, 2011 was 152,923,374.

Part I — Financial Information

Item 1 —	Financial Statements

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
		(Unaudited)

Revenues:
Natural gas sales	$249,835	$206,208	$481,751	$456,955
Oil sales	30,732	22,180	56,107	44,557

Total operating revenues	280,567	228,388	537,858	501,512
Expenses:
Lease operating expenses	11,115	11,534	23,472	21,858
Production taxes	24,846	22,487	48,119	50,893
Gathering fees	13,910	12,498	26,917	24,453
Transportation charges	16,273	16,522	32,431	32,427
Depletion, depreciation and amortization	79,219	56,853	152,978	108,120
General and administrative	6,002	6,105	13,113	12,507

Total operating expenses	151,365	125,999	297,030	250,258
Operating income	129,202	102,389	240,828	251,254
Other income (expense), net:
Interest expense	(15,590)	(11,437)	(30,180)	(23,156)
Gain on commodity derivatives	47,606	14,566	63,241	195,917
Litigation expense	—	(9,902)	—	(9,902)
Other (expense) income, net	(4)	22	16	173

Total other income (expense), net	32,012	(6,751)	33,077	163,032
Income before income tax provision	161,214	95,638	273,905	414,286
Income tax provision	57,709	34,145	101,679	150,417

Net income	$103,505	$61,493	$172,226	$263,869

Net income per common share — basic	$0.68	$0.40	$1.13	$1.73

Net income per common share — fully diluted	$0.67	$0.40	$1.11	$1.71

Weighted average common shares outstanding — basic	152,899	152,300	152,749	152,187

Weighted average common shares outstanding — fully diluted	154,377	154,310	154,498	154,268

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(Amounts in thousands of
	U.S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$6,698	$70,834
Restricted cash	98	98
Oil and gas revenue receivable	93,702	95,142
Joint interest billing and other receivables	62,337	48,561
Derivative assets	93,922	133,991
Inventory	2,883	2,760
Prepaid drilling costs and other current assets	7,787	9,663

Total current assets	267,427	361,049
Oil and gas properties, net, using the full cost method of accounting:
Proved	3,106,966	2,589,423
Unproved properties not being amortized	524,307	486,247
Property, plant and equipment	168,376	149,104
Long-term derivative assets	10,785	2,066
Deferred financing costs and other	7,257	7,726

Total assets	$4,085,118	$3,595,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$236,582	$210,311
Current portion of long-term debt	154,000	—
Production taxes payable	61,758	53,382
Deferred tax liabilities	26,980	42,685
Interest payable	29,806	26,878
Derivative liabilities	—	718
Capital cost accrual	111,200	84,042

Total current liabilities	620,326	418,016
Long-term debt	1,560,000	1,560,000
Deferred income tax liabilities	526,992	420,711
Long-term derivative liabilities	1,583	5,337
Other long-term obligations	59,369	52,575
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,922,524 and 152,567,813 at June 30, 2011 and December 31, 2010, respectively	452,356	426,779
Treasury stock	(379)	—
Retained earnings	864,871	712,197

Total shareholders’ equity	1,316,848	1,138,976

Total liabilities and shareholders’ equity	$4,085,118	$3,595,615

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(Amounts in thousands of
	U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$172,226	$263,869
Adjustments to reconcile net income to cash provided by operating activities:
Depletion and depreciation	152,978	108,120
Deferred income taxes	97,128	147,916
Unrealized loss (gain) on commodity derivatives	26,879	(158,932)
Excess tax benefit from stock based compensation	(6,552)	(16,420)
Stock compensation	6,446	6,137
Other	521	271
Net changes in operating assets and liabilities:
Restricted cash	—	(82)
Accounts receivable	(12,336)	(23,763)
Prepaid expenses and other	(1,571)	(3,911)
Other non-current assets	7	2,905
Accounts payable, production taxes, interest payable and accrued liabilities	38,129	37,891
Other long-term obligations	327	8,181
Taxation payable/receivable, net	3,198	—

Net cash provided by operating activities	477,380	372,182
Investing Activities:
Acquisition of oil and gas properties	—	(332,970)
Oil and gas property expenditures	(695,810)	(539,783)
Gathering system expenditures	(21,417)	(32,979)
Restricted cash	—	28,257
Change in capital cost accrual	27,158	48,324
Proceeds from sale of oil and gas properties	—	68,420
Inventory	(123)	1,006
Purchase of capital assets	(489)	(342)

Net cash used in investing activities	(690,681)	(760,067)
Financing activities:
Borrowings on long-term debt	504,000	583,000
Payments on long-term debt	(350,000)	(697,000)
Proceeds from issuance of Senior Notes	—	500,000
Deferred financing costs	—	(2,265)
Repurchased shares/net share settlements	(20,629)	(23,707)
Excess tax benefit from stock based compensation	6,552	16,420
Proceeds from exercise of options	9,242	5,512

Net cash provided by financing activities	149,165	381,960
Decrease in cash during the period	(64,136)	(5,925)
Cash and cash equivalents, beginning of period	70,834	14,254

Cash and cash equivalents, end of period	$6,698	$8,329

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

(e) Inventories:  Materials and supplies inventories are carried at cost. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At June 30, 2011, inventory of $2.9 million primarily included the cost of pipe and production equipment that are expected to be utilized during the 2011 drilling program.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Share amounts in 000’s)

Net income	$103,505	$61,493	$172,226	$263,869

Weighted average common shares outstanding — basic	152,899	152,300	152,749	152,187
Effect of dilutive instruments	1,478	2,010	1,749	2,081

Weighted average common shares outstanding — fully diluted	154,377	154,310	154,498	154,268

Net income per common share — basic	$0.68	$0.40	$1.13	$1.73

Net income per common share — fully diluted	$0.67	$0.40	$1.11	$1.71

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	935	1,002	935	1,002

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2011	2010

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$5,241,709	$4,575,222
Less: Accumulated depletion, depreciation and amortization	(2,134,743)	(1,985,799)

	3,106,966	2,589,423

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	524,307	486,247

Net capitalized costs — oil and gas properties	$3,631,273	$3,075,670

(1)	For the six months ended June 30, 2011 and 2010, total interest on outstanding debt was $45.7 million and $30.5 million, respectively, of which, $15.5 million and $7.4 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service.

3.	DEBT AND OTHER LONG-TERM OBLIGATIONS:

	June 30,	December 31,
	2011	2010

Short-term debt:
Bank indebtedness	$154,000	$—
Long-term debt:
Senior Notes	1,560,000	1,560,000
Other long-term obligations	59,369	52,575

Total long-term obligations	$1,619,369	$1,612,575

Bank indebtedness:  The Company (through its subsidiary) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. Currently, the Company anticipates replacing this facility prior to its maturity in 2012.

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125 basis points per annum as of June 30, 2011).

At June 30, 2011, the Company had $154.0 million in outstanding borrowings and $346.0 million of available borrowing capacity under the credit facility.

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2011, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  At June 30, 2011, the Company had $1.56 billion in outstanding Senior Notes. The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2011, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Total cost of share-based payment plans	$5,007	$5,809	$10,131	$10,494
Amounts capitalized in fixed assets	$1,683	$2,453	$3,685	$4,357
Amounts charged against income, before income tax benefit	$3,324	$3,356	$6,446	$6,137
Amount of related income tax benefit recognized in income	$1,193	$1,191	$2,314	$2,179

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2011 and the year ended December 31, 2010:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)	(US$)

Balance, December 31, 2009	3,504	$1.49	to	$98.87

Forfeited	(68)	$51.60	to	$76.01
Exercised	(1,206)	$1.49	to	$45.95

Balance, December 31, 2010	2,230	$3.91	to	$98.87

Forfeited	(2)	$51.60	to	$75.18
Exercised	(645)	$3.91	to	$33.57

Balance, June 30, 2011	1,583	$11.68	to	$98.87

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.  The Company offers a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. In 2009, 2010 and 2011, the Compensation Committee (the “Committee”) approved an award consisting of performance-based restricted stock units to be awarded to each participant.

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

For the six months ended June 30, 2011, the Company recognized $5.0 million in pre-tax compensation expense related to the 2009, 2010 and 2011 LTIP awards of restricted stock units as compared to $3.8 million during the six months ended June 30, 2010 related to the 2008, 2009 and 2010 LTIP awards of restricted stock units. The amounts recognized during the six months ended June 30, 2011 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2011, for each of the three year performance periods is expected to be approximately $23.5 million, $11.4 million, and $11.0 million related to the 2009, 2010 and 2011 LTIP awards of restricted stock units, respectively. The 2008 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2011 and totaled $4.3 million (41,443 net shares).

5.	INCOME TAXES:

During the quarter ended June 30, 2011, the Company recorded an income tax provision of $57.7 million, or 35.8% of income before income tax provision. This compares to an income tax provision of $34.1 million, or 35.7% of income before income tax provision for the quarter ended June 30, 2010. The effective tax rate increased over the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparable prior period primarily due to elevated activity levels in the higher state tax jurisdiction of Pennsylvania which increased the overall effective tax rate to 35.9%.

During the six months ended June 30, 2011, the Company recorded an income tax provision of $101.7 million, or 37.1% of income before income tax provision. This compares to an income tax provision of $150.4 million, or 36.3% of income before income tax provision for the six months ended June 30, 2010. The effective tax rate increased over the comparable prior period primarily due to elevated activity levels in the higher state tax jurisdiction of Pennsylvania as the higher effective tax rate is now being applied to the Company’s prior temporary differences which increased the overall effective tax rate to 35.9%.

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

Commodity Derivative Contracts:  At June 30, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

	Commodity	Remaining			Fair Value -
	Reference	Contract	Volume -	Average	June 30,
Type	Price	Period	MMBTU/Day	Price/MMBTU	2011
					Asset

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$26,980
Swap	NYMEX	July — October 2011	230,000	$4.58	$5,538
Swap	NYMEX	Calendar 2012	300,000	$5.03	$21,644
Swap	NYMEX	April — October 2012	90,000	$5.00	$4,668
Swap	Northeast	Calendar 2011	195,000	$5.81	$44,294

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Natural Gas Commodity Derivatives:
Realized gain on commodity derivatives(1)	$45,080	$37,654	$90,120	$36,985
Unrealized gain (loss) on commodity derivatives(1)	2,526	(23,088)	(26,879)	158,932

Total gain on commodity derivatives	$47,606	$14,566	$63,241	$195,917

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Income.

7.	FAIR VALUE MEASUREMENTS:

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

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of June 30, 2011. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$93,922	$—	$93,922
Non-current derivative asset	$—	$10,785	$—	$10,785
Liabilities:
Non-current derivative liability	$—	$1,583	$—	$1,583

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. Additionally, the Company considers that it is of substantial credit quality

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the estimated amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company uses available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$112,501	$100,000	$108,572
7.31% Notes due 2016, issued 2009	62,000	75,205	62,000	72,153
4.98% Notes due 2017, issued 2010	116,000	127,011	116,000	119,385
5.92% Notes due 2018, issued 2008	200,000	227,391	200,000	212,660
7.77% Notes due 2019, issued 2009	173,000	216,729	173,000	203,051
5.50% Notes due 2020, issued 2010	207,000	224,180	207,000	206,233
4.51% Notes due 2020, issued 2010	315,000	313,221	315,000	284,207
5.60% Notes due 2022, issued 2010	87,000	92,417	87,000	84,818
4.66% Notes due 2022, issued 2010	35,000	34,140	35,000	30,989
5.85% Notes due 2025, issued 2010	90,000	96,180	90,000	87,211
4.91% Notes due 2025, issued 2010	175,000	169,343	175,000	152,064

	$1,560,000	$1,688,318	$1,560,000	$1,561,343

8.	LEGAL PROCEEDINGS:

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

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The Company has evaluated the period subsequent to June 30, 2011 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

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

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for natural gas. During the quarter ended June 30, 2011, the average price realization for the Company’s natural gas was $5.17 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $4.38 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 6).

The Company has consistently delivered meaningful reserve and production growth over the past twelve years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties. Ultra maintains a portfolio of properties that provide long-term growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company delivered 13% production growth on a gas equivalent basis during the quarter ended June 30, 2011 as compared to the same quarter in 2010.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at June 30, 2011 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(Amounts in 000’s)

Assets:
Current derivative asset	$—	$93,922	$—	$93,922
Non-current derivative asset	$—	$10,785	$—	$10,785
Liabilities:
Non-current derivative liability	$—	$1,583	$—	$1,583

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2011 and 2010 was $6.4 million and $6.1 million, respectively. At June 30, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. That cost is expected to be recognized over a weighted average period of 0.17 years. See Note 4 for additional information.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2011 or 2010.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2011 vs. Quarter Ended June 30, 2010

During the quarter ended June 30, 2011, production increased 13% on a gas equivalent basis to 59.1 Bcfe from 52.4 Bcfe for the same quarter in 2010. This increase in production was attributable to the Company’s successful drilling activities during 2010 and in the first six months of 2011. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 7% to $5.17 per Mcf in the second quarter of 2011 as compared to $4.83 per Mcf for the same quarter of 2010. During the three months ended June 30, 2011, the Company’s average price for natural gas was $4.38 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.09 per Mcf for the same period in 2010. The increase in average natural gas prices together with the increase in production contributed to a 23% increase in revenues to $280.6 million as compared to $228.4 million in 2010.

Lease operating expense (“LOE”) decreased to $11.1 million during the second quarter of 2011 compared to $11.5 million during the same period in 2010 primarily due to lower water handling costs as a result of the initiation of the second phase of the liquids gathering system of the Company’s condensate and water gathering facilities in Wyoming. On a unit of production basis, LOE costs decreased to $0.19 per Mcfe at June 30, 2011 compared to $0.22 per Mcfe at June 30, 2010 primarily due to lower water handling costs together with increased production volumes.

During the three months ended June 30, 2011, production taxes were $24.8 million compared to $22.5 million during the same period in 2010, or $0.42 per Mcfe compared to $0.43 per Mcfe. During the three months ended June 30, 2011, the Company’s average price for natural gas was $4.38 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $4.09 per Mcf for the same period in 2010. Production taxes are calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 8.9% of revenues for the quarter ended June 30, 2011 and 9.8% of revenues for the same period in 2010.

Gathering fees increased to $13.9 million for the three months ended June 30, 2011 compared to $12.5 million during the same period in 2010 largely due to increased production volumes. On a per unit basis, gathering fees remained flat at $0.24 per Mcfe for the three months ended June 30, 2011 and 2010.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $16.3 million for the quarter ended June 30, 2011 as compared to $16.5 million for the same period in 2010 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges decreased to $0.28 per Mcfe (on total company volumes) for the three months ended June 30, 2011 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2010 due to the increase in production volumes during the quarter ended June 30, 2011.

DD&A expenses increased to $79.2 million during the three months ended June 30, 2011 from $56.9 million for the same period in 2010, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.34 per Mcfe for the quarter ended June 30, 2011 from $1.08 per Mcfe for the quarter ended June 30, 2010 as a result of higher development costs.

General and administrative expenses remained relatively flat at $6.0 million for the quarter ended June 30, 2011 compared to $6.1 million for the same period in 2010. On a per unit basis, general and administrative expenses decreased to $0.10 per Mcfe for the quarter ended June 30, 2011 as compared to $0.12 per Mcfe for the quarter ended June 30, 2010 as a result of increased production volumes during the quarter ended June 30, 2011.

Interest expense increased to $15.6 million during the quarter ended June 30, 2011 compared to $11.4 million during the same period in 2010 as a result of increased borrowings outstanding during the period ended June 30, 2011. At June 30, 2011, the Company had $1.7 billion in borrowings outstanding. In addition, the Company capitalized $7.5 million and $5.2 million in interest expense for the quarters ended June 30, 2011 and 2010, respectively, related to unevaluated oil and gas properties and work in process relating to gathering systems that are not currently in service (See Note 2).

During the quarter ended June 30, 2011, the Company recognized $45.1 million of realized gain on commodity derivatives as compared to $37.7 million of realized gain on commodity derivatives during the quarter ended June 30, 2010. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended June 30, 2011, the Company recognized $2.5 million in unrealized gain on commodity derivatives as compared to $23.1 million in unrealized loss on commodity derivatives during the quarter ended June 30, 2010. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

During the quarter ended June 30, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

The Company recognized income before income taxes of $161.2 million for the quarter ended June 30, 2011 compared with income before income taxes of $95.6 million for the same period in 2010. The increase in earnings is primarily related to the increase in revenues as a result of the increase in production together with increased average natural gas prices and the change in the unrealized gain or loss on commodity derivatives during the quarter ended June 30, 2011 as compared to the same period in 2010.

The income tax provision recognized for the quarter ended June 30, 2011 was $57.7 million compared with $34.1 million for the three months ended June 30, 2010. The increase is primarily related to the increase in revenues as a result of the increase in production together with increased average natural gas prices and the change in the unrealized gain or loss on commodity derivatives during the quarter ended June 30, 2011 as compared to the same period in 2010. The effective tax rate for the quarter ended June 30, 2011 increased as compared to the prior year period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania.

For the three months ended June 30, 2011, the Company recognized net income of $103.5 million or $0.67 per diluted share as compared with net income of $61.5 million or $0.40 per diluted share for the same period in 2010. The increase is primarily related to increased revenues as a result of the increase in production together with increased average natural gas prices and the change in the unrealized gain or loss on commodity derivatives during the quarter ended June 30, 2011 as compared to the same period in 2010.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

During the six months ended June 30, 2011, production increased 14% on a gas equivalent basis to 114.9 Bcfe from 100.9 Bcfe for the same period in 2010 attributable to the Company’s successful drilling activities during 2010 and in the first six months of 2011. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 1% to $5.15 per Mcf in the six months ended June 30, 2011 as compared to $5.09 per Mcf for the same period in 2010. During the six months ended June 30, 2011, the Company’s average price for natural gas was $4.34 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.71 per Mcf for the same period in 2010. The increase in production offset in part by the decrease in average natural gas prices, excluding realized gains and losses on commodity derivatives, contributed to a 7% increase in revenues to $537.9 million as compared to $501.5 million in 2010.

LOE increased to $23.5 million during the six months ended June 30, 2011 compared to $21.9 million during the same period in 2010 largely due to increased production. On a unit of production basis, LOE costs decreased to $0.20 per Mcfe at June 30, 2011 compared to $0.22 per Mcfe at June 30, 2010 primarily due to increased production volumes together with lower water handling costs as a result of the initiation of the second phase of the liquids gathering system of the Company’s condensate and water gathering facilities in Wyoming during the period ended June 30, 2011.

During the six months ended June 30, 2011, production taxes were $48.1 million compared to $50.9 million during the same period in 2010, or $0.42 per Mcfe compared to $0.50 per Mcfe. The decrease in per unit taxes was attributable to the decrease in sales revenues as a result of the decrease in average natural gas prices, excluding the effects of commodity derivatives, during the six months ended June 30, 2011 as compared to the same period in 2010. Production taxes are calculated based on a percentage of revenue from production in Wyoming and were 8.9% of revenues for the six months ended June 30, 2011 compared with 10.1% for the same period in 2010.

Gathering fees increased to $26.9 million for the six months ended June 30, 2011 compared to $24.5 million during the same period in 2010 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.23 per Mcfe for the six months ended June 30, 2011 as compared to $0.24 per Mcfe during the same period in 2010 as a result of increased production in Pennsylvania, which is subject to lower average gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $32.4 million for the six months ended June 30, 2011 and 2010 in association with REX transportation charges. On a per unit basis, transportation charges decreased to $0.28 per Mcfe (on total company volumes) for the six months ended June 30, 2011 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2010 due to the increase in production volumes during the period ended June 30, 2011.

DD&A expenses increased to $153.0 million during the six months ended June 30, 2011 from $108.1 million for the same period in 2010, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.33 per Mcfe for the six months ended June 30, 2011 from $1.07 per Mcfe for the six months ended June 30, 2010 as a result of higher development costs.

General and administrative expenses increased to $13.1 million for the six months ended June 30, 2011 compared to $12.5 million for the same period in 2010. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses decreased to $0.11 per Mcfe for the six months ended June 30, 2011 compared with $0.12 per Mcfe for the same period in 2010.

Interest expense increased to $30.2 million during the six months ended June 30, 2011 compared to $23.2 million during the same period in 2010 as a result of increased borrowings outstanding during the period ended June 30, 2011. At June 30, 2011, the Company had $1.7 billion in borrowings outstanding. In addition, the Company capitalized $15.5 million and $7.4 in interest expense for the six months ended June 30, 2011 and 2010, respectively, related to unevaluated oil and gas properties and work in process relating to gathering systems that are not currently in service (See Note 2).

During the six months ended June 30, 2011, the Company recognized $90.1 million of realized gain on commodity derivatives as compared to $37.0 million of realized gain on commodity derivatives during the six months ended June 30, 2010. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the six months ended June 30, 2011, the Company recognized $26.9 million in unrealized loss on commodity derivatives as compared to $158.9 million in unrealized gain on commodity derivatives during the six months ended June 30, 2010. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

During the six months ended June 30, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

The Company recognized income before income taxes of $273.9 million for the six months ended June 30, 2011 compared with income before income taxes of $414.3 million for the same period in 2010. The decrease in earnings is primarily related to the change in the unrealized gain or loss on commodity derivatives during the six months ended June 30, 2011 as compared to the same period in 2010 offset in part by increased production during the six months ended June 30, 2011.

The income tax provision recognized for the six months ended June 30, 2011 was $101.7 million compared with $150.4 million for the same period in 2010. The decrease is largely a result of the change in unrealized gain or loss on commodity derivatives during the six months ended June 30, 2011 as compared to the same period in 2010 offset in part by the increase in production during the six months ended June 30, 2011 as compared to the same period in 2010. The effective tax rate for the six months ended June 30, 2011 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania.

For the six months ended June 30, 2011, the Company recognized net income of $172.2 million or $1.11 per diluted share as compared with net income of $263.9 million or $1.71 per diluted share for the same period in 2010. The decrease is primarily attributable to the change in the unrealized gain or loss on commodity derivatives offset in part by increased production during the six months ended June 30, 2011 as compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2011, the Company relied on cash provided by operations along with borrowings under the senior credit facility to finance its capital expenditures. During this period, the Company participated in 244 gross (127.9 net) wells that were drilled to total depth and cased in Wyoming and Pennsylvania. For the six month period ended June 30, 2011, total capital expenditures were $717.2 million ($695.8 million related to oil and gas exploration and development expenditures and $21.4 million related to gathering system expenditures).

At June 30, 2011, the Company reported a cash position of $6.7 million compared to $8.3 million at June 30, 2010. Working capital deficit at June 30, 2011 was $352.9 million compared to working capital deficit of $135.5 million at June 30, 2010. At June 30, 2011, the Company had $154.0 million in outstanding borrowings and $346.0 million of available borrowing capacity under the credit facility. In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $59.4 million at June 30, 2011 was comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, existing credit facility and the cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2011, which is currently projected to be $1.35 billion. Of the $1.35 billion budget, the Company plans to allocate approximately 50% to Wyoming, 40% to Pennsylvania and the remainder to midstream, land and other.

Bank indebtedness:  The Company (through its subsidiary) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012. Currently, the Company anticipates replacing this facility prior to its maturity in 2012.

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

Loans under the credit facility are unsecured and bear interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Company’s consolidated leverage ratio (125 basis points per annum as of June 30, 2011).

The facility has restrictive covenants that include the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and exploration expense) not to exceed three and one half times; and as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At June 30, 2011, the Company was in compliance with all of its debt covenants under the credit facility.

Senior Notes:  The Senior Notes rank pari passu with the Company’s bank credit facility. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2011, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement (See Note 3).

Operating Activities.  During the six months ended June 30, 2011, net cash provided by operating activities was $477.4 million, a 28% increase from $372.2 million for the same period in 2010. The increase in net cash provided by operating activities is largely attributable to increased production and increased revenues including realized gains on commodity derivatives during the six months ended June 30, 2011 as compared to the same period in 2010.

Investing Activities.  During the six months ended June 30, 2011, net cash used in investing activities was $690.7 million as compared to $760.1 million for the same period in 2010. The decrease in net cash used in investing activities is largely associated with the Pennsylvania Marcellus Shale acquisition in February 2010 and offset by increased capital investments associated with the Company’s drilling activities in 2011 as compared to 2010.

Financing Activities.  During the six months ended June 30, 2011, net cash provided by financing activities was $149.2 million as compared to $382.0 million for the same period in 2010. The decrease in net cash provided by financing activities is largely due to decreased borrowings in 2011 as compared to 2010, primarily attributable to the Senior Notes offering during the six months ended June 30, 2010.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2011.

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

Commodity Derivative Contracts:  At June 30, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

	Commodity				Fair Value -
	Reference	Remaining Contract	Volume -	Average	June 30,
Type	Price	Period	MMBTU/Day	Price/MMBTU	2011
					Asset

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$26,980
Swap	NYMEX	July — October 2011	230,000	$4.58	$5,538
Swap	NYMEX	Calendar 2012	300,000	$5.03	$21,644
Swap	NYMEX	April — October 2012	90,000	$5.00	$4,668
Swap	Northeast	Calendar 2011	195,000	$5.81	$44,294

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Natural Gas Commodity Derivatives:	2011	2010	2011	2010
	(Amounts in 000’s)

Realized gain on commodity derivatives(1)	$45,080	$37,654	$90,120	$36,985
Unrealized gain (loss) on commodity derivatives(1)	2,526	(23,088)	(26,879)	158,932

Total gain on commodity derivatives	$47,606	$14,566	$63,241	$195,917

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Income.

Item 4 — Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of Publicly	Dollar Value)
	Total Number		Announced	that may yet
	of Shares	Average Price	Plans or	be Purchased
	Purchased	Paid per	Programs	Under the Plans
Period	(000’s)	Share	(000’s)	or Programs

April 2011	—	—	—	$405 million
May 2011	49	$45.15	49	$403 million
June 2011	21	$47.80	21	$402 million

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

Date: August 9, 2011

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Senior Vice President and
Chief Financial Officer

Date: August 9, 2011

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