Form 10-Q
period 2011-09-30
ULTRA PETROLEUM CORP
filed 2011-11-04
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33614

ULTRA PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
400 North Sam Houston Parkway E., Suite 1200, Houston, Texas (Address of principal executive offices)	77060 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 25, 2011 was 152,717,724.

Part I — Financial Information

Item 1 —	Financial Statements

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
		(Unaudited)

Revenues:
Natural gas sales	$262,147	$217,890	$743,898	$674,845
Oil sales	30,994	22,484	87,101	67,041

Total operating revenues	293,141	240,374	830,999	741,886
Expenses:
Lease operating expenses	12,381	10,850	35,853	32,708
Production taxes	25,676	23,191	73,796	74,084
Gathering fees	14,445	12,616	41,363	37,069
Transportation charges	16,061	16,201	48,492	48,628
Depletion, depreciation and amortization	85,795	59,674	238,773	167,795
General and administrative	6,185	5,957	19,298	18,464

Total operating expenses	160,543	128,489	457,575	378,748
Operating income	132,598	111,885	373,424	363,138
Other income (expense), net:
Interest expense	(15,902)	(11,382)	(46,082)	(34,538)
Gain on commodity derivatives	114,166	150,186	177,407	346,103
Litigation expense	—	—	—	(9,902)
Other (expense) income, net	(3)	12	14	185

Total other income (expense), net	98,261	138,816	131,339	301,848
Income before income tax provision	230,859	250,701	504,763	664,986
Income tax provision	81,713	88,059	183,392	238,477

Net income	$149,146	$162,642	$321,371	$426,509

Net income per common share — basic	$0.98	$1.07	$2.10	$2.80

Net income per common share — fully diluted	$0.97	$1.05	$2.08	$2.77

Weighted average common shares outstanding — basic	152,817	152,479	152,772	152,286

Weighted average common shares outstanding — fully diluted	154,280	154,192	154,418	154,241

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$12,309	$70,834
Restricted cash	109	98
Oil and gas revenue receivable	90,774	95,142
Joint interest billing and other receivables	75,258	48,561
Derivative assets	146,510	133,991
Inventory	1,548	2,760
Prepaid drilling costs and other current assets	8,160	9,663

Total current assets	334,668	361,049
Oil and gas properties, net, using the full cost method of accounting:
Proved	3,411,536	2,589,423
Unproved properties not being amortized	526,579	486,247
Property, plant and equipment	180,997	149,104
Long-term derivative assets	17,149	2,066
Deferred financing costs and other	7,103	7,726

Total assets	$4,478,032	$3,595,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$239,681	$210,311
Current portion of long-term debt	278,000	—
Production taxes payable	61,585	53,382
Deferred tax liabilities	44,617	42,685
Interest payable	8,175	26,878
Derivative liabilities	—	718
Capital cost accrual	156,610	84,042

Total current liabilities	788,668	418,016
Long-term debt	1,560,000	1,560,000
Deferred income tax liabilities	588,903	420,711
Long-term derivative liabilities	—	5,337
Other long-term obligations	76,992	52,575
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,717,724 and 152,567,813 at September 30, 2011 and December 31, 2010, respectively	457,411	426,779
Treasury stock	(7,694)	—
Retained earnings	1,013,752	712,197

Total shareholders’ equity	1,463,469	1,138,976

Total liabilities and shareholders’ equity	$4,478,032	$3,595,615

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(Amounts in thousands of U.S. dollars)

Cash provided by (used in):
Operating activities:
Net income for the period	$321,371	$426,509
Adjustments to reconcile net income to cash provided by operating activities:
Depletion and depreciation	238,773	167,795
Deferred income taxes	176,566	230,936
Unrealized (gain) on commodity derivatives	(33,658)	(268,535)
Excess tax benefit from stock based compensation	(6,441)	(16,386)
Stock compensation	9,892	9,122
Other	783	473
Net changes in operating assets and liabilities:
Restricted cash	(11)	(82)
Accounts receivable	(22,329)	(5,008)
Prepaid expenses and other	(1,927)	(3,236)
Other non-current assets	(135)	2,905
Accounts payable, production taxes, interest payable and accrued liabilities	18,016	36,264
Other long-term obligations	14,432	20,562
Taxation payable/receivable, net	4,460	2,825

Net cash provided by operating activities	719,792	604,144
Investing Activities:
Acquisition of oil and gas properties	—	(400,993)
Oil and gas property expenditures	(1,081,450)	(831,423)
Gathering system expenditures	(35,179)	(61,343)
Restricted cash	—	28,257
Change in capital cost accrual	72,568	59,928
Proceeds from sale of oil and gas properties	—	68,420
Inventory	1,212	(233)
Purchase of capital assets	(939)	(769)

Net cash used in investing activities	(1,043,788)	(1,138,156)
Financing activities:
Borrowings on long-term debt	896,000	986,000
Payments on long-term debt	(618,000)	(955,000)
Proceeds from issuance of Senior Notes	—	500,000
Deferred financing costs	—	(2,265)
Repurchased shares/net share settlements	(28,625)	(23,707)
Excess tax benefit from stock based compensation	6,441	16,386
Proceeds from exercise of options	9,655	5,562

Net cash provided by financing activities	265,471	526,976
Decrease in cash during the period	(58,525)	(7,036)
Cash and cash equivalents, beginning of period	70,834	14,254

Cash and cash equivalents, end of period	$12,309	$7,218

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

(e) Inventories:  Materials and supplies inventories are carried at lower of cost or market. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At September 30, 2011, inventory of $1.5 million primarily included the cost of pipe and production equipment that are expected to be utilized during the 2011 and 2012 drilling programs.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Share amounts in 000’s)

Net income	$149,146	$162,642	$321,371	$426,509

Weighted average common shares outstanding — basic	152,817	152,479	152,772	152,286
Effect of dilutive instruments	1,463	1,713	1,646	1,955

Weighted average common shares outstanding — fully diluted	154,280	154,192	154,418	154,241

Net income per common share — basic	$0.98	$1.07	$2.10	$2.80

Net income per common share — fully diluted	$0.97	$1.05	$2.08	$2.77

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,168	989	968	989

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	OIL AND GAS PROPERTIES:

	September 30,	December 31,
	2011	2010

Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$5,629,692	$4,575,222
Less: Accumulated depletion, depreciation and amortization	(2,218,156)	(1,985,799)

	3,411,536	2,589,423

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	526,579	486,247

Net capitalized costs — oil and gas properties	$3,938,115	$3,075,670

(1)	For the nine months ended September 30, 2011 and 2010, total interest on outstanding debt was $69.0 million and $48.4 million, respectively, of which, $21.3 million and $13.1 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and $1.6 million and $0.8 million, respectively, on work in process relating to gathering systems that are not currently in service.

3.	DEBT AND OTHER LONG-TERM OBLIGATIONS:

	September 30,	December 31,
	2011	2010

Short-term debt:
Bank indebtedness	$278,000	$—
Long-term obligations:
Senior Notes	1,560,000	1,560,000
Other long-term obligations	76,992	52,575

Total long-term obligations	$1,636,992	$1,612,575

Bank indebtedness:  At September 30, 2011, the Company (through its subsidiary, Ultra Resources) was a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which was to mature in April 2012 (the “2007 Credit Agreement”). On October 6, 2011, in anticipation of the upcoming maturity of the 2007 Credit Agreement, the Company, through Ultra Resources (the “Borrower”), replaced the 2007 Credit Agreement in its entirety with a senior unsecured revolving credit facility with JP Morgan Chase Bank, N.A. as administrative agent, and the lenders party thereto (the “2011 Credit Agreement”) and repaid all amounts outstanding under the 2007 Credit Agreement with proceeds of loans drawn under the 2011 Credit Agreement. (For a description of the 2011 Credit Agreement, see Note 9).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 Credit Agreement provided an initial loan commitment of $500.0 million. Loans under the 2007 Credit Agreement were unsecured and bore interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (125 basis points per annum as of September 30, 2011).

At September 30, 2011, the Company had $278.0 million in outstanding borrowings and $222.0 million of available borrowing capacity under the 2007 Credit Agreement.

The 2007 Credit Agreement had restrictive covenants that included the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and other non-cash charges) not to exceed three and one half times; and as long as the Company’s debt rating was below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2011, the Company was in compliance with all of its debt covenants under the 2007 Credit Agreement.

Senior Notes:  The Senior Notes rank pari passu with the Company’s 2007 Credit Agreement and the 2011 Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At September 30, 2011, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4.	SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Total cost of share-based payment plans	$5,344	$4,778	$15,475	$15,273
Amounts capitalized in fixed assets	$1,898	$1,793	$5,583	$6,151
Amounts charged against income, before income tax benefit	$3,446	$2,985	$9,892	$9,122
Amount of related income tax benefit recognized in income	$1,237	$1,060	$3,551	$3,238

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2011 and the year ended December 31, 2010:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)	(US$)

Balance, December 31, 2009	3,504	$1.49	to	$98.87

Forfeited	(68)	$51.60	to	$76.01
Exercised	(1,206)	$1.49	to	$45.95

Balance, December 31, 2010	2,230	$3.91	to	$98.87

Forfeited	(20)	$51.60	to	$75.18
Exercised	(661)	$3.91	to	$33.57

Balance, September 30, 2011	1,549	$16.97	to	$98.87

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

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value as a “target” value which corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For LTIP awards in each of 2009, 2010, and 2011 the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the nine months ended September 30, 2011, the Company recognized $7.5 million in pre-tax compensation expense related to the 2009, 2010 and 2011 LTIP awards of restricted stock units as compared to $5.9 million during the nine months ended September 30, 2010 related to the 2008, 2009 and 2010 LTIP awards of restricted stock units. The amounts recognized during the nine months ended September 30, 2011 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at September 30, 2011, for each of the three year performance periods is expected to be approximately $23.8 million, $11.5 million, and $11.2 million related to the 2009, 2010 and 2011 LTIP awards of restricted stock units, respectively. The 2008 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2011 and totaled $4.3 million (41,443 net shares).

5.	INCOME TAXES:

During the quarter ended September 30, 2011, the Company recorded an income tax provision of $81.7 million, or 35.4% of income before income tax provision. This compares to an income tax provision of $88.1 million, or 35.1% of income before income tax provision for the quarter ended September 30, 2010. The effective tax rate

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased over the comparable prior period primarily due to elevated activity levels in the higher state tax jurisdiction of Pennsylvania and offset in part due to certain reconciling items related to the filing of the 2010 U.S. Income Tax return in the third quarter of 2011.

During the nine months ended September 30, 2011, the Company recorded an income tax provision of $183.4 million, or 36.3% of income before income tax provision. This compares to an income tax provision of $238.5 million, or 35.9% of income before income tax provision for the nine months ended September 30, 2010. The effective tax rate increased over the comparable prior period primarily due to elevated activity levels in the higher state tax jurisdiction of Pennsylvania as the higher effective tax rate is now being applied to the Company’s prior temporary differences which increased the overall effective tax rate.

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current income or expense in the income statement. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the fair value of the following derivatives.

Commodity Derivative Contracts:  At September 30, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

	Commodity	Remaining			Fair Value -
	Reference	Contract	Volume -	Average	September 30,
Type	Price	Period	MMBTU/Day	Price/MMBTU	2011
					Asset

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$21,611
Swap	NYMEX	October 2011	230,000	$4.58	$5,875
Swap	NYMEX	Calendar 2012	300,000	$5.03	$86,311
Swap	NYMEX	April — October 2012	90,000	$5.00	$15,557
Swap	Northeast	Calendar 2011	195,000	$5.81	$34,305

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Natural Gas Commodity Derivatives:
Realized gain on commodity derivatives(1)	$53,630	$40,583	$143,749	$77,568
Unrealized gain on commodity derivatives(1)	60,536	109,603	33,658	268,535

Total gain on commodity derivatives	$114,166	$150,186	$177,407	$346,103

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Income.

7.	FAIR VALUE MEASUREMENTS:

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

The following table presents for each hierarchy level the Company’s assets, including both current and non-current portions, measured at fair value on a recurring basis, as of September 30, 2011. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total

Assets:
Current derivative asset	$—	$146,510	$—	$146,510
Non-current derivative asset	$—	$17,149	$—	$17,149

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

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$111,002	$100,000	$108,572
7.31% Notes due 2016, issued 2009	62,000	74,248	62,000	72,153
4.98% Notes due 2017, issued 2010	116,000	127,118	116,000	119,385
5.92% Notes due 2018, issued 2008	200,000	227,987	200,000	212,660
7.77% Notes due 2019, issued 2009	173,000	216,361	173,000	203,051
5.50% Notes due 2020, issued 2010	207,000	225,461	207,000	206,233
4.51% Notes due 2020, issued 2010	315,000	316,205	315,000	284,207
5.60% Notes due 2022, issued 2010	87,000	92,497	87,000	84,818
4.66% Notes due 2022, issued 2010	35,000	34,340	35,000	30,989
5.85% Notes due 2025, issued 2010	90,000	96,942	90,000	87,211
4.91% Notes due 2025, issued 2010	175,000	171,555	175,000	152,064

	$1,560,000	$1,693,716	$1,560,000	$1,561,343

8.	LEGAL PROCEEDINGS:

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

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The Company has evaluated the period subsequent to September 30, 2011 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events other than those discussed below arose that should be disclosed in order to keep the financial statements from being misleading.

On October 6, 2011, in anticipation of the upcoming maturity of the Company’s (through its subsidiary, Ultra Resources) senior unsecured revolving credit agreement dated April 30, 2007 with a syndicate of banks led by JP Morgan Chase Bank, N.A., the Company, through Ultra Resources, replaced the 2007 Credit Agreement in its entirety with a senior unsecured revolving credit facility with JP Morgan Chase Bank, N.A. as administrative agent, and the lenders party thereto and repaid all amounts outstanding under the 2007 Credit Agreement with proceeds of loans drawn under the 2011 Credit Agreement.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2011 Credit Agreement reflects an increased borrowing capacity as compared to the 2007 Credit Agreement with an initial loan commitment of $1.0 billion (which may be increased up to $1.25 billion at the request of the Borrower and with the lenders’ consent), provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in five years (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent).

Loans under the 2011 Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, in either case plus a margin based on a grid of the Borrower’s consolidated leverage ratio (for Eurodollar borrowings, 175 basis points per annum as of October 6, 2011).

The 2011 Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The 2011 Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one.

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

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into fixed price forward physical delivery contracts and swap agreements for natural gas. During the quarter ended September 30, 2011, the average price realization for the Company’s natural gas was $5.17 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $4.29 per Mcf, excluding the realized gains and losses on commodity derivatives. (See Note 6).

The Company has consistently delivered meaningful reserve and production growth over the past twelve years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties. Ultra maintains a portfolio of properties that provide long-term growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company delivered 14% production growth on a gas equivalent basis during the quarter ended September 30, 2011 as compared to the same quarter in 2010.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at September 30, 2011 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(Amounts in 000’s)

Assets:
Current derivative asset	$—	$146,510	$—	$146,510
Non-current derivative asset	$—	$17,149	$—	$17,149

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the nine months ended September 30, 2011 and 2010 was $9.9 million and $9.1 million, respectively. At September 30, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under stock option plans. See Note 4 for additional information.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2011 or 2010.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2011 vs. Quarter Ended September 30, 2010

During the quarter ended September 30, 2011, production increased 14% on a gas equivalent basis to 63.4 Bcfe from 55.4 Bcfe for the same quarter in 2010. This increase in production was attributable to the Company’s successful drilling activities during 2010 and in the first nine months of 2011. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 7% to $5.17 per Mcf in the third quarter of 2011 as compared to $4.84 per Mcf for the same quarter of 2010. During the three months ended September 30, 2011, the Company’s average price for natural gas was $4.29 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.08 per Mcf for the same period in 2010. The increase in average natural gas prices together with the increase in production contributed to a 22% increase in revenues to $293.1 million as compared to $240.4 million in 2010.

Lease operating expense (“LOE”) increased to $12.4 million during the third quarter of 2011 compared to $10.9 million during the same period in 2010 primarily due to increased production volumes. On a unit of production basis, LOE costs remained flat at $0.20 per Mcfe at September 30, 2011 compared to September 30, 2010.

During the three months ended September 30, 2011, production taxes were $25.7 million compared to $23.2 million during the same period in 2010. Production taxes are calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 8.8% of revenues for the quarter ended September 30, 2011 and 9.6% of revenues for the same period in 2010. During the three months ended September 30, 2011, the Company’s average price for natural gas was $4.29 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $4.08 per Mcf for the same period in 2010. Production taxes were $0.40 per Mcfe compared to $0.42 per Mcfe for the three months ended September 30, 2011 and 2010, respectively. The decrease in per unit costs is primarily attributable to increased production in Pennsylvania, which is not subject to production taxes.

Gathering fees increased to $14.4 million for the three months ended September 30, 2011 compared to $12.6 million during the same period in 2010 largely due to increased production volumes. On a per unit basis, gathering fees remained flat at $0.23 per Mcfe for the three months ended September 30, 2011 and 2010.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $16.1 million for the quarter ended September 30, 2011 as compared to $16.2 million for the same period in 2010 in association with Rockies Express Pipeline (“REX”). On a per unit basis, transportation charges decreased to $0.25 per Mcfe (on total company volumes) for the three months ended September 30, 2011 as compared to $0.29 per Mcfe (on total company volumes) for the same period in 2010 due to the increase in production volumes during the quarter ended September 30, 2011.

DD&A expenses increased to $85.8 million during the three months ended September 30, 2011 from $59.7 million for the same period in 2010, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.35 per Mcfe for the quarter ended September 30, 2011 from $1.08 per Mcfe for the quarter ended September 30, 2010 largely as a result of increased well costs in Pennsylvania.

General and administrative expenses remained relatively flat at $6.2 million for the quarter ended September 30, 2011 compared to $6.0 million for the same period in 2010. On a per unit basis, general and administrative expenses decreased to $0.10 per Mcfe for the quarter ended September 30, 2011 as compared to $0.11 per Mcfe for the quarter ended September 30, 2010 as a result of increased production volumes during the quarter ended September 30, 2011.

Interest expense increased to $15.9 million during the quarter ended September 30, 2011 compared to $11.4 million during the same period in 2010 as a result of increased borrowings outstanding during the period ended September 30, 2011. At September 30, 2011, the Company had $1.8 billion in borrowings outstanding. In addition, the Company capitalized $7.4 million and $6.5 million in interest expense for the quarters ended September 30, 2011 and 2010, respectively, related to unevaluated oil and gas properties and work in process relating to gathering systems that are not currently in service (See Note 2).

During the quarter ended September 30, 2011, the Company recognized $53.6 million of realized gain on commodity derivatives as compared to $40.6 million of realized gain on commodity derivatives during the quarter ended September 30, 2010. The realized gain on commodity derivatives relates to actual amounts received under these derivative contracts.

During the quarter ended September 30, 2011, the Company recorded $60.5 million in unrealized gain on commodity derivatives as compared to $109.6 million in unrealized gain on commodity derivatives during the quarter ended September 30, 2010. The unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $230.9 million for the quarter ended September 30, 2011 compared with income before income taxes of $250.7 million for the same period in 2010. The decrease in earnings is primarily related to the change in the unrealized gain on commodity derivatives during the quarter ended September 30, 2011 as compared to the same period in 2010 and offset in part by the increase in revenues as a result of the increase in production together with increased average natural gas prices and realized gain on commodity derivatives.

The income tax provision recognized for the quarter ended September 30, 2011 was $81.7 million compared with $88.1 million for the three months ended September 30, 2010. The decrease is primarily related to the change in the unrealized gain on commodity derivatives during the quarter ended September 30, 2011 as compared to the same period in 2010 offset in part by the increase in revenues as a result of the increase in production together with increased average natural gas prices and realized gain on commodity derivatives. The effective tax rate for the nine months ended September 30, 2011 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania and offset in part due to certain reconciling items related to the filing of the 2010 U.S. Income Tax return in the third quarter of 2011.

For the three months ended September 30, 2011, the Company recognized net income of $149.1 million or $0.97 per diluted share as compared with net income of $162.6 million or $1.05 per diluted share for the same period in 2010. The decrease is primarily related to the change in the unrealized gain on commodity derivatives during the quarter ended September 30, 2011 as compared to the same period in 2010 offset in part by increased revenues as a result of the increase in production together with increased average natural gas prices and realized gain on commodity derivatives.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, production increased 14% on a gas equivalent basis to 178.4 Bcfe from 156.4 Bcfe for the same period in 2010 attributable to the Company’s successful drilling activities during 2010 and in the first nine months of 2011. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 3% to $5.15 per Mcf in the nine months ended September 30, 2011 as compared to $5.00 per Mcf for the same period in 2010. During the nine months ended September 30, 2011, the Company’s average price for natural gas was $4.32 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.49 per Mcf for the same period in 2010. The increase in production offset in part by the decrease in average natural gas prices, excluding realized gains and losses on commodity derivatives, contributed to a 12% increase in revenues to $831.0 million as compared to $741.9 million in 2010.

LOE increased to $35.9 million during the nine months ended September 30, 2011 compared to $32.7 million during the same period in 2010 largely due to increased production. On a unit of production basis, LOE costs decreased to $0.20 per Mcfe at September 30, 2011 compared to $0.21 per Mcfe at September 30, 2010 primarily due to increased production volumes together with lower water handling costs as a result of the initiation of the second phase of the liquids gathering system of the Company’s condensate and water gathering facilities in Wyoming during 2011.

During the nine months ended September 30, 2011, production taxes were $73.8 million compared to $74.1 million during the same period in 2010. Production taxes are calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 8.9% of revenues for the nine months ended September 30, 2011 compared with 10.0% for the same period in 2010. During the nine months ended September 30, 2011, the Company’s average price for natural gas was $4.32 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.49 per Mcf for the same period in 2010. Production taxes were $0.41 per Mcfe compared to $0.47 per Mcfe for the nine months ended September 30, 2011 and 2010, respectively. The decrease in per unit taxes is primarily attributable to increased production in Pennsylvania, which is not subject to production taxes, as well as the decrease in average natural gas prices, excluding the effects of commodity derivatives, during the nine months ended September 30, 2011 as compared to the same period in 2010.

Gathering fees increased to $41.4 million for the nine months ended September 30, 2011 compared to $37.1 million during the same period in 2010 largely due to increased production volumes. On a per unit basis, gathering fees decreased to $0.23 per Mcfe for the nine months ended September 30, 2011 as compared to $0.24 per

Mcfe during the same period in 2010 as a result of increased production in Pennsylvania, which is subject to lower average gathering fees.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $48.5 million and $48.6 million for the nine months ended September 30, 2011 and 2010, respectively, in association with the REX pipeline. On a per unit basis, transportation charges decreased to $0.27 per Mcfe (on total company volumes) for the nine months ended September 30, 2011 as compared to $0.31 per Mcfe (on total company volumes) for the same period in 2010 due to the increase in production volumes during the period ended September 30, 2011.

DD&A expenses increased to $238.8 million during the nine months ended September 30, 2011 from $167.8 million for the same period in 2010, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.34 per Mcfe for the nine months ended September 30, 2011 from $1.07 per Mcfe for the nine months ended September 30, 2010 largely as a result of increased well costs in Pennsylvania.

General and administrative expenses increased to $19.3 million for the nine months ended September 30, 2011 compared to $18.5 million for the same period in 2010. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses decreased to $0.11 per Mcfe for the nine months ended September 30, 2011 compared with $0.12 per Mcfe for the same period in 2010 as a result of increased production volumes during the period ended September 30, 2011.

Interest expense increased to $46.1 million during the nine months ended September 30, 2011 compared to $34.5 million during the same period in 2010 as a result of increased borrowings outstanding during the period ended September 30, 2011. At September 30, 2011, the Company had $1.8 billion in borrowings outstanding. In addition, the Company capitalized $22.9 million and $13.9 million in interest expense for the nine months ended September 30, 2011 and 2010, respectively, related to unevaluated oil and gas properties and work in process relating to gathering systems that are not currently in service (See Note 2).

During the nine months ended September 30, 2011, the Company recognized $143.7 million of realized gain on commodity derivatives as compared to $77.6 million of realized gain on commodity derivatives during the nine months ended September 30, 2010. The realized gain on commodity derivatives relates to actual amounts received under these derivative contracts.

During the nine months ended September 30, 2011, the Company recorded $33.7 million in unrealized gain on commodity derivatives as compared to $268.5 million in unrealized gain on commodity derivatives during the nine months ended September 30, 2010. The unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

During the nine months ended September 30, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

The Company recognized income before income taxes of $504.8 million for the nine months ended September 30, 2011 compared with income before income taxes of $665.0 million for the same period in 2010. The decrease in earnings is primarily related to the change in the unrealized gain on commodity derivatives during the nine months ended September 30, 2011 as compared to the same period in 2010 offset in part by increased production and realized gain on commodity derivatives during the nine months ended September 30, 2011.

The income tax provision recognized for the nine months ended September 30, 2011 was $183.4 million compared with $238.5 million for the same period in 2010. The decrease is largely a result of the change in the unrealized gain on commodity derivatives during the nine months ended September 30, 2011 as compared to the same period in 2010 offset in part by the increase in production and realized gain on commodity derivatives during the nine months ended September 30, 2011 as compared to the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 increased as compared to the prior period primarily due to elevated activity levels in the higher state tax rate jurisdiction of Pennsylvania.

For the nine months ended September 30, 2011, the Company recognized net income of $321.4 million or $2.08 per diluted share as compared with net income of $426.5 million or $2.77 per diluted share for the same period in 2010. The decrease is primarily attributable to the change in the unrealized gain on commodity derivatives offset in part by increased production and realized gain on commodity derivatives during the nine months ended September 30, 2011 as compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2011, the Company relied on cash provided by operations along with borrowings under the 2007 Credit Agreement to finance its capital expenditures. During this period, the Company participated in 355 gross (186.9 net) wells that were drilled to total depth and cased in Wyoming and Pennsylvania. For the nine month period ended September 30, 2011, total capital expenditures were $1.1 billion ($1.08 billion related to oil and gas exploration and development expenditures and $35.2 million related to gathering system expenditures).

At September 30, 2011, the Company reported a cash position of $12.3 million compared to $7.2 million at September 30, 2010. Working capital deficit at September 30, 2011 was $454.0 million compared to working capital deficit of $105.5 million at September 30, 2010. At September 30, 2011, the Company had $278.0 million in outstanding borrowings and $222.0 million of available borrowing capacity under the 2007 Credit Agreement (defined below). In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $77.0 million at September 30, 2011 was comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, credit facility (see Note 9) and cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2011, which is currently projected to be $1.35 billion.

Bank indebtedness:  At September 30, 2011, the Company (through its subsidiary, Ultra Resources) was a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which matures in April 2012 (the “2007 Credit Agreement”). On October 6, 2011, in anticipation of the upcoming maturity of the 2007 Credit Agreement, the Company, through Ultra Resources (the “Borrower”), replaced the 2007 Credit Agreement in its entirety with a senior unsecured revolving credit facility with JP Morgan Chase Bank, N.A. as administrative agent, and the lenders party thereto (the “2011 Credit Agreement”) and repaid all amounts outstanding under the 2007 Credit Agreement with proceeds of loans drawn under the 2011 Credit Agreement. (For a description of the 2011 Credit Agreement, see Note 9 in the Notes to Consolidated Financial Statements herein).

The 2007 Credit Agreement provided an initial loan commitment of $500.0 million. Loans under the 2007 Credit Agreement were unsecured and bore interest, at the Company’s option, based on (A) a rate per annum equal to the higher of the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (125 basis points per annum as of September 30, 2011).

At September 30, 2011, the Company had $278.0 million in outstanding borrowings and $222.0 million of available borrowing capacity under the 2007 Credit Agreement.

The 2007 Credit Agreement had restrictive covenants that included the maintenance of a ratio of consolidated funded debt to EBITDAX (earnings before interest, taxes, DD&A and other non-cash charges) not to exceed three and one half times; and as long as the Company’s debt rating was below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of at least 1.75 to 1.00. At September 30, 2011, the Company was in compliance with all of its debt covenants under the 2007 Credit Agreement.

Senior Notes:  The Senior Notes rank pari passu with the Company’s 2007 Credit Agreement and the 2011 Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At September 30, 2011, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement (See Note 3).

Operating Activities.  During the nine months ended September 30, 2011, net cash provided by operating activities was $719.8 million, a 19% increase from $604.1 million for the same period in 2010. The increase in net cash provided by operating activities is largely attributable to increased production and increased revenues including realized gains on commodity derivatives during the nine months ended September 30, 2011 as compared to the same period in 2010.

Investing Activities.  During the nine months ended September 30, 2011, net cash used in investing activities was $1.0 billion as compared to $1.1 billion for the same period in 2010. The decrease in net cash used in investing activities is largely associated with the Pennsylvania Marcellus Shale acquisition in February 2010 and offset by increased capital investments associated with the Company’s drilling activities in 2011 as compared to 2010.

Financing Activities.  During the nine months ended September 30, 2011, net cash provided by financing activities was $265.5 million as compared to $527.0 million for the same period in 2010. The decrease in net cash provided by financing activities is largely due to decreased borrowings in 2011 as compared to 2010, primarily attributable to the Senior Notes offering during the nine months ended September 30, 2010.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2011.

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Income. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and does not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the fair value of the following derivatives.

Commodity Derivative Contracts:  At September 30, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

	Commodity				Fair Value -
	Reference	Remaining Contract	Volume -	Average	September 30,
Type	Price	Period	MMBTU/Day	Price/MMBTU	2011
					Asset
					(Amounts in 000’s)

Swap	NW Rockies	Calendar 2011	170,000	$5.08	$21,611
Swap	NYMEX	October 2011	230,000	$4.58	$5,875
Swap	NYMEX	Calendar 2012	300,000	$5.03	$86,311
Swap	NYMEX	April — October 2012	90,000	$5.00	$15,557
Swap	Northeast	Calendar 2011	195,000	$5.81	$34,305

The following table summarizes the pre-tax realized and unrealized gains the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Natural Gas Commodity Derivatives:	2011	2010	2011	2010
	(Amounts in 000’s)

Realized gain on commodity derivatives(1)	$53,630	$40,583	$143,749	$77,568
Unrealized gain on commodity derivatives(1)	60,536	109,603	33,658	268,535

Total gain on commodity derivatives	$114,166	$150,186	$177,407	$346,103

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Income.

Item 4 — Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of Publicly	Dollar Value)
	Total Number		Announced	that may yet
	of Shares	Average Price	Plans or	be Purchased
	Purchased	Paid per	Programs	Under the Plans
Period	(000’s)	Share	(000’s)	or Programs

July 2011	—	—	—	$402 million
August 2011	221	$36.24	221	$394 million
September 2011	—	—	—	$394 million

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On November 2, 2011, Robert E. Rigney, a director of the Company, submitted his resignation to the Board of Directors. Mr. Rigney also resigned from the Company’s Audit Committee and Compensation Committee. Mr. Rigney’s departure is not related to any disagreement with the Company or with the Company’s operations, policies or practices.

Item 6.  Exhibits

(a)	Exhibits

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Credit Agreement dated as of October 6, 2011 among Ultra Resources, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent, and the Lenders party thereto — (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8K filed on October 11, 2011).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document.
101	.SCH*	XBRL Taxonomy Extension Schema Document.
101	.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101	.LAB*	XBRL Label Linkbase Document.
101	.PRE*	XBRL Presentation Linkbase Document.
101	.DEF*	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name:     Michael D. Watford

Title:	Chairman, President and
Chief Executive Officer

Date: November 4, 2011

By:	/s/ Marshall D. Smith
Name:     Marshall D. Smith

Title:	Senior Vice President and
Chief Financial Officer

Date: November 4, 2011

EXHIBIT INDEX

3.1		Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.2		By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
3.3		Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)
4.1		Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)
10.1		Credit Agreement dated as of October 6, 2011 among Ultra Resources, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent, and the Lenders party thereto — (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8K filed on October 11, 2011).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document.
101	.SCH*	XBRL Taxonomy Extension Schema Document.
101	.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101	.LAB*	XBRL Label Linkbase Document.
101	.PRE*	XBRL Presentation Linkbase Document.
101	.DEF*	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.