Form 10-K
period 2011-12-31
ULTRA PETROLEUM CORP
filed 2012-02-17
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-33614

ULTRA PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 North Sam Houston Parkway East, Suite 1200, Houston, Texas	77060
(Address of principal executive offices)	(Zip code)

(281) 876-0120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,003,851,599 as of June 30, 2011 (based on the last reported sales price of $45.80 of such stock on the New York Stock Exchange on such date).

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 10, 2012 was 152,502,577.

Documents incorporated by reference: The definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, is incorporated by reference in Part III of this Form 10-K.

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

•

Condensate — An oil-like, liquid hydrocarbon which is produced in association with natural gas production that condenses from natural gas as it is produced and delivered into a separator or similar equipment prior to the delivery of such natural gas to the natural gas gathering pipeline system.

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

PART I

Item 1.    Business.

General

Ultra Petroleum Corp. (“Ultra” or the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company was incorporated on November 14, 1979, under the laws of the Province of British Columbia, Canada. Ultra remains a Canadian company, but since March 2000, has operated under the laws of The Yukon Territory, Canada pursuant to Section 190 of the Business Corporations Act (Yukon Territory). The Company’s operations are primarily located in the Green River Basin of southwest Wyoming and the north-central Pennsylvania area of the Appalachian Basin. In addition, the Company has recently acquired acreage in eastern Colorado’s Denver Julesburg Basin.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.ultrapetroleum.com. To access the Company’s SEC filings, select “SEC Filings” under the Investor Relations tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to Ultra Petroleum Corp., Manager, Investor Relations, 400 N. Sam Houston Pkwy. E., Suite 1200, Houston, TX 77060, (281) 876-0120. Any materials that the Company has filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company. The SEC’s website address is www.sec.gov.

Oil and Gas Properties Overview

Ultra’s current operations in southwest Wyoming are focused on developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin with targets in the sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of both the Lance (found at subsurface depths of approximately 8,000 to 12,000 feet) and Mesaverde (found at subsurface depths of approximately 12,000 to 14,000 feet) in the Pinedale and Jonah fields area of Sublette County, Wyoming. As of December 31, 2011, Ultra owned interests in approximately 93,000 gross (53,000 net) acres in Wyoming covering approximately 190 square miles.

Ultra’s current operations in north-central Pennsylvania are focused on assessing, exploring and developing its position in the Marcellus Shale and other horizons. At December 31, 2011, the Company owned interests in approximately 499,000 gross (258,000 net) acres in Pennsylvania.

In eastern Colorado, the Company acquired 149,000 gross (130,000 net) acres during the year ended December 31, 2011. Ultra’s operations in this area will be focused on assessing, exploring and developing its position targeting the Niobrara formation in the Denver Julesburg Basin.

Business Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy includes building a robust portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility.

High Return Portfolio.    Ultra seeks to maintain a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company continually evaluates opportunities for the acquisition, exploration and development of additional oil and natural gas properties that afford risk-adjusted returns in excess of or equal to its current set of investment alternatives.

Disciplined Capital Investment.    The Company’s business strategy involves the regular review of its investment opportunities in order to optimize return to its shareholders. Over the past twelve years, Ultra has consistently delivered meaningful reserve and production growth. In 2011, oil and natural gas production increased 15% over 2010 levels and estimated proved reserves increased 13% to 5.0 Tcfe from 4.4 Tcfe with return on capital employed of 13% and return on equity of 31%.

Low Cost Producer.    Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves. The Company continues to focus on improving its drilling and production results through the use of advanced technologies and detailed technical analysis of its properties. For the year ended 2011, the Company’s all-in costs were $2.88 per Mcfe with finding and development costs of $1.60 per Mcfe.

Financial Flexibility.    Preserving financial flexibility and a strong balance sheet are also strategic to Ultra’s business philosophy. At December 31, 2011, the Company had cash on hand of $11.3 million and outstanding debt was $1.9 billion. Consistent with this strategy and in anticipation of the upcoming maturity of the Company’s (through its subsidiary, Ultra Resources) senior, unsecured revolving 2007 Credit Agreement (“2007 Credit Agreement”), the Company replaced the 2007 Credit Agreement in its entirety with a new senior, unsecured revolving credit facility and repaid all amounts under the 2007 Credit Agreement with proceeds of loans drawn under the new facility during the fourth quarter of 2011. The Company’s average debt maturity profile is approximately eight years while the Company’s weighted average cost of debt is approximately 4.9%.

Exploration and Production

Green River Basin, Wyoming

During 2011, the Company participated in the drilling of 235 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells as measured by spud to total depth. During 2011, the Company averaged 12 days to drill a well, as measured by spud to total depth. This compares to an average of 14 days to drill during 2010, a 14% reduction. Similarly, Ultra reached total depth in 15 days or less on 95% of all operated wells during 2011 as compared to 76% of all operated wells during the prior year. Total days per well, measured by rig-release to rig-release, decreased 12% to 15 days in 2011 compared to 17 days during 2010.

During 2012, the Company plans to continue its ongoing development program of its acreage position in the tight gas sand trend in the Green River Basin in southwest Wyoming. The Company expects that wells drilled during 2012 in the Pinedale or Jonah fields will target the sands of the upper Cretaceous Lance Pool.

Additionally, the Company plans to continue its assessment of increased density drilling to more efficiently recover the oil and gas resources present in the area. During 2011, based on results of its 5-acre wells drilled in 2010, Ultra sought and obtained approval from the WOGCC to file for development of its acreage in Pinedale at a well density of 32 wells per 160-acre government quarter section (5-acre equivalent). Current spacing in the Jonah field is eight wells per 80-acre drilling and spacing unit (10-acre spacing) with several pilots testing spacing at 16 wells per 80-acre drilling and spacing unit (5-acre spacing).

All of the Company’s drilling activity is conducted utilizing its extensive integrated geological and geophysical data set. This data set is being utilized to map the potentially productive intervals, to refine areas of drilling focus, to identify areas for future extension of the Lance fairway and to identify deeper objectives which may warrant drilling.

Pennsylvania

Ultra continued the assessment of its acreage in Pennsylvania during 2011. During the year, the Company participated in the drilling of 161 horizontal wells and continued to evaluate the 3D seismic data on its properties.

The Company is actively leveraging its Pinedale experience by translating its Wyoming directional drilling, completion and production knowledge to the Marcellus. During 2012, the Company plans to continue executing its exploration and development activities in the Middle Devonian Marcellus Shale play on its acreage position in Pennsylvania. Ultra’s current activities are located in Potter, Tioga, Clinton, Centre and Lycoming counties. Activities include lease acquisition, 3-D seismic, drilling, completion, infrastructure construction and production operations.

Colorado

During 2011, the Company acquired an acreage position in eastern Colorado’s Denver Julesburg Basin with plans to explore and develop the Niobrara formation. During 2012, the Company plans to acquire additional acreage and drill and complete several exploration wells to evaluate the potential for oil production from its acreage.

Marketing and Pricing

Overview

Ultra derives its revenues principally from the sale of its natural gas and associated condensate production from wells operated by the Company and others in the Green River Basin in southwest Wyoming. An increasing portion of the Company’s revenues is associated with gas sales from wells operated by the Company and others in the Appalachian Basin in Pennsylvania. Historically, the Company’s revenues have been determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain region of the United States, specifically, southwest Wyoming. With the completion of the Rockies Express Pipeline (“REX”) in 2009, a substantial portion of the Company’s revenues are now determined by natural gas market prices in the Midwestern and Eastern regions of the United States. Energy commodity prices in general, and natural gas prices in particular, have been highly volatile, and such volatility is expected to continue in the future.

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

Midstream services.    For its natural gas production in Wyoming, the Company has entered into various gathering and processing agreements with several midstream service providers that gather, compress and process natural gas owned or controlled by the Company from its producing wells in the Pinedale Anticline and Jonah fields. Under these agreements, the midstream service providers have routinely expanded their facilities’ capacities in southwest Wyoming to accommodate growing volumes from wells in which the Company owns an interest. Such expansions are continuing and the Company believes that the capacity of the midstream infrastructure related to its production will continue to be adequate to allow it to sell essentially all of its available natural gas production from Wyoming.

During December 2011, a fire occurred at the Jonah Gas Gathering system’s Falcon Compressor station in Sublette County, Wyoming, which caused damage to the compression and disrupted production from the

Pinedale field from December 6, 2011 until December 31, 2011. The owner and operator of the Jonah Gas Gathering system was able to re-provision some of its existing and surplus pipeline and compression facilities to replace the capacity at the Falcon station that was lost to the fire and was able to restore its capacity to receive and compress the Company’s gas to “pre-fire” levels by the end of December 2011. Plans are currently being developed for specific actions to permanently replace the compression capacity lost during the fire.

In Pennsylvania, the Company and its partners are constructing gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from its newly completed natural gas wells. Construction on these facilities is expected to continue throughout 2012, so the Company can continue to manage its midstream capacity to coincide with increased capacity requirements from its drilling activities. These facilities are gathering systems and related infrastructure, and their construction is expected to continue, to some extent, until the Company’s properties in Pennsylvania are fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that treating facilities of this type will not be required in the future to accommodate the Company’s production.

Pipeline infrastructure.    The Company has taken actions to facilitate expansion of the pipeline infrastructure available to move its natural gas supplies across the country, to provide sufficient capacity to transport its natural gas production and to provide for reasonable prices for its natural gas in the future. Such actions include becoming an anchor shipper on REX, which begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. In addition, during 2011, two new pipeline projects, plus expansion of an existing pipeline, all originating in Wyoming and designed to transport natural gas to markets not previously accessible to Wyoming producers, were placed into service, further increasing pipeline takeaway capacity from Wyoming. The Ruby Pipeline began deliveries of gas to Northern California markets in July 2011. The Bison Pipeline commenced delivery service in January 2011. The Kern River Pipeline APEX expansion, serving markets in and near Las Vegas, Nevada, was placed into service in October 2011. These three pipeline projects have added aggregate export pipeline capacity for Rockies/Wyoming gas of approximately 2.1 Bcf per day, a more than 20% increase over previous levels. The Company evaluated and declined the opportunity to commit to hold firm transportation rights on these three new pipeline projects. The new pipeline projects have afforded the Company the benefit of improved market access as well as tightening of the Rockies basis differential, as described below.

Basis differentials.    The market price for natural gas in the Rockies generally, and in southwest Wyoming specifically, is influenced by a number of regional and national factors, all of which are somewhat unpredictable and are beyond the Company’s ability to control. These factors include, among others, weather, natural gas supplies, natural gas demand, inventory levels in natural gas storage fields, and natural gas pipeline capacity to export gas from the Rockies.

The Rocky Mountain region is a net exporter of natural gas because local natural gas production exceeds local demand, especially during non-winter months. As a result, natural gas production in southwest Wyoming has historically sold at a discount relative to other U.S. natural gas production sources or market areas. These regional pricing differentials, or discounts, are typically referred to as “basis” or “basis differentials” and are reflective, to some extent, of the costs associated with transporting the Company’s gas to markets in other regions or states. These differentials are also reflective of the general relative abundance of, or lack of, export pipeline capacity to move gas out of the Rockies. The Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains basis was generally wide since 2006 but narrowed during the latter portion of 2009 and has continued to narrow during 2011, primarily as a result of the completion of the REX pipeline into Ohio, as well as additional export capacity out of the Rocky Mountain region in general. (See Pipeline Infrastructure above).

The table below provides a historical and future perspective on average annual basis differentials for Wyoming natural gas (NW Rockies) and historically premium markets in the Northeast (Dominion South). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report on December 31, 2011.

	2008	2009	2010	2011	2012	2013	2014
NW Rockies	69%	77%	90%	94%	96%	96%	98%
Dominion South	105%	107%	104%	104%	101%	99%	99%

Derivatives

The Company, from time to time and in the regular course of its business, hedges a portion of its natural gas production primarily through the use of financial swaps with creditworthy financial counterparties (See Note 13), or through the use of fixed price, forward sales of physical gas. The Company may elect to hedge additional portions of its forecasted natural gas production in the future, in much the same manner as it has done previously.

In response to the lower price environment resulting from the supply/demand imbalance during 2011, the Company continued to hedge a portion of its exposure to volatile natural gas prices by entering into forward swaps for 2011 through 2012. This strategy of hedging will result in greater price certainty for the Company’s production and helps protect the Company’s capital investment program for those years. For a more detailed description of the Company’s hedging activities, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. As of January 1, 2009, 2010 and 2011, the quantities that the Company hedged for the succeeding twelve month periods represented 53%, 46% and 67%, respectively, of the Company’s forecasted production for such periods. During 2009 and 2011, Ultra’s board approved hedges of greater than 50% of the Company’s forecast production for each respective period.

Oil Marketing

The Company markets its Wyoming condensate to various purchasers, which are primarily refiners in the Salt Lake City, Utah area. The pricing realized from the sale of the Company’s condensate production was more volatile during 2011 than in 2010, as a result of convergence of geopolitical factors, burgeoning domestic oil production growth and resulting, historically wide differential (discount) between European and U.S. oil futures prices. The Company’s condensate realized pricing is typically based on New York Mercantile Exchange crude futures daily settlement prices, less a negotiated location/transportation discount or differential. All of the Company’s condensate sales are denominated in U.S. dollars per barrel and are paid for on a monthly basis. The Company routinely maintains only operating inventories of condensate production and sells its product on an “as produced” basis. A portion of the Company’s condensate sales are done by its operating partners in the Pinedale field.

Historically, the Company’s condensate production was gathered from its Wyoming well locations by tanker trucks and then shipped to other locations for injection into crude oil pipelines or other facilities. Commencing in 2010, the Company began gathering its operated condensate production in its liquids gathering system, which is designed to gather condensate from various leases and wells operated by the Company as contemplated under the Supplemental Environment Impact Statement (“SEIS”) and Record of Decision (“ROD”) as discussed below in Environmental Matters. The condensate is transported through the liquids gathering system to four central gathering facilities in the Pinedale field where it can be loaded into trucks or delivered into pipelines for delivery to the Company’s customers. At the end of 2011, more than 80% of the Company’s operated condensate production in Wyoming was delivered from the Company’s liquids gathering system directly into a pipeline, further reducing truck traffic and improving flow assurance as well as realized pricing.

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2011, the Company had no single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies are described in Note 13. The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2011.

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

In August 1999, the BLM required an Environmental Assessment (“EA”) for the potential increased density drilling in the Jonah field area. An EA is a more limited environmental study than that conducted under an EIS. The EA was required to address the potential environmental impacts of developing the Jonah field on a well density of two wells per 80-acre drilling and spacing unit as opposed to the one well per 80-acre drilling and spacing unit as was approved in the initial Jonah field EIS approved in 1998. The new EA was completed in June 2000. With the approval of this EA and the earlier approval by the WOGCC for drilling of two wells per 80-acre drilling and spacing unit, the Company was permitted to drill infill wells at this well density on the 2,160 gross (1,322 net) acres then owned by the Company in the Jonah field. Subsequently, various other operators have received approval for the drilling of increased density wells in pilot areas at well densities ranging from four wells per 80-acre drilling and spacing unit to sixteen wells per drilling and spacing unit. Results of all of these pilot projects were utilized in acquiring approval from the WOGCC in November 2004 to increase the overall density of development for the Jonah field to eight wells per 80-acre drilling and spacing unit.

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

During the period from 2003 through year end 2011, Ultra and other operators in the Pinedale field received approval from the WOGCC to drill increased density and pilot project wells in several areas in the Lance Pool across the Pinedale field. During 2011, based on results of its 5-acre wells drilled in 2010, Ultra sought and obtained approval from the WOGCC to file for development of its acreage in Pinedale at a well density of 32 wells per 160-acre government quarter section (5-acre equivalent). Current spacing in the Jonah field is eight wells per 80-acre drilling and spacing unit (10-acre spacing) with several pilots testing spacing at 16 wells per 80-acre drilling and spacing unit (5-acre spacing).

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

Also as part of the 2008 SEIS ROD, Ultra has offered to suspend additional activity for at least five years from the signing of the SEIS ROD on certain leases. After the five-year period, leases under federal suspension and/or “no surface” occupancy will be considered for conversion to “available for development” when a comparable acreage in the core area of the PAPA has been returned to a functioning habitat.

In 2007 and 2008 Ultra entered five groundwater supply wells into the Wyoming Department of Environmental Quality Voluntary Remediation Program (“VRP”). These wells exceeded the Department of Environmental Quality’s (“DEQ”) minimum clean-up levels (“MCL”). Four of the five wells are now non-detect or below the MCL. The remaining well has low levels of contaminants and a remediation plan has been submitted to the DEQ for this well. Ultra encountered another water well that exceeded the MCL. This well was remediated and the contaminate levels were non-detect before it was entered into the VRP.

In July 2009, Ultra, along with Shell and Questar, were awarded the BLM’s 2009 Environmental Best Management Practices Award for Responsible Stewardship of Air Resources in the PAPA.

Regulation

Oil and Gas Regulation

The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company’s control. These factors may include, among other things, federal, state and local regulation of oil and natural gas production and transportation, including regulations governing environmental quality, pollution control and limits on allowable rates of production by a well or proration unit; the amount of oil and natural gas available for sale; the availability of adequate pipeline and other transportation and processing facilities; and the marketing of competitive fuels.

Most states, and some counties and municipalities, in which the Company operates also regulate one or more of the following:

•	The location of wells;

•	The method of drilling, completing and operating wells;

•	The surface use and restoration of properties upon which wells are drilled;

•	The plugging and abandoning of wells; and

•	Notice to surface owners and other third parties.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Company are also subject to the jurisdiction of various federal, state and local authorities, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties.

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

If the Company conducts operations on federal, tribal or state lands, such operations must comply with numerous regulatory restrictions, including various operational requirements and restrictions, nondiscrimination statutes and royalty and related valuation requirements. In addition, some operations must be conducted pursuant to certain on-site security regulations, bonding requirements and applicable permits issued by the Bureau of Land Management (“BLM”), Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, Bureau of Indian Affairs, tribal or other applicable federal, state and/or Indian Tribal agencies.

The Mineral Leasing Act of 1920 (“Mineral Act”) prohibits ownership of any direct or indirect interest in federal onshore oil and gas leases by a foreign citizen or a foreign corporation except through stock ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or corporations of the United States. If these restrictions are violated, the oil and gas lease can be canceled in a proceeding instituted by the United States Attorney General. The Company qualifies as a corporation formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in numerous federal onshore oil and gas leases. It is possible that holders of the Company’s equity interests may be citizens of foreign countries that are determined to be non-reciprocal countries under the Mineral Act. In such event, the federal onshore oil and gas leases held by the Company could be subject to cancellation based on such determination.

Surface Damage Acts

Several states, including Wyoming, and some tribal nations have enacted surface damage statutes. These laws are designed to compensate for damages caused by oil and gas development operations. Most surface damage statutes contain entry and negotiation requirements to facilitate contact between the operator and surface owners. Some also contain binding requirements for payments by the operator in connection with development operations. Costs and delays associated with surface damage statutes could impair operational effectiveness and increase development costs.

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

Solid and Hazardous Waste.    The Company has previously owned or leased and currently owns or leases, numerous properties that have been used for the exploration and production of oil and natural gas for many years. Although the Company utilized standard operating and disposal practices, hydrocarbons or other solid wastes may have been disposed of or released on or under such properties or on or under locations where such wastes have been taken for disposal. In addition, many of these properties are or have been operated by third parties over whom the Company has no control, nor has ever had control as to such entities’ treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter over time. Under current and evolving law, it is possible the Company could be required to remediate property, including ground water, containing or impacted by operations by the Company or by such third party operators, or by previously disposed wastes including performing remedial plugging operations to prevent future, or mitigate existing, contamination.

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

Safe Drinking Water Act.    Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. Congress has periodically considered legislation to amend the federal Safe Drinking Water Act to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of federal legislation, if adopted, could lead to additional regulation and permitting requirements that could result in operational delays making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operating costs.

In addition, EPA has recently been taking activity to assert federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. Interim results of the study are expected in 2012, with final results expected in 2014. In addition, in December 2011, the EPA published a draft report in which it asserts that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming (not a field in which the Company owns any interest); this report has been publicly criticized by industry and government officials, including the Governor of Wyoming; it remains subject to review and public comment. The agency also announced that one of its enforcement initiatives for 2011 to 2013 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Superfund.    Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, liability, generally, is joint and several for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRP”), include current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to releases and threats of releases to protect the public health or the environment and to seek to recover from the PRP the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate wastes that fall within CERCLA’s definition of Hazardous Substances. The Company may also be an owner or operator of facilities on which Hazardous Substances have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages, as a past or present owner or operator or as an arranger. Many states have comparable laws imposing liability on similar classes of persons for releases, including for releases of materials that may not be included in CERCLA’s definition of Hazardous Substances. To its knowledge, the Company has not been named a PRP under CERCLA (or any comparable state law) nor have any prior owners or operators of its properties been named as PRPs related to their ownership or operation of such property.

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

On July 28, 2011, EPA proposed a rule to subject oil and gas operations to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) programs under the Clean Air Act, and to impose new and amended requirements under both programs. Under the proposal, EPA would, among other things, amend standards applicable to natural gas processing plants and would expand the NSPS to include all oil and gas operations, imposing requirements on those operations. EPA is also proposing NSPS standards for completions of hydraulically fractured gas wells. The proposed standards include the reduced emission completion techniques. The NESHAPS proposal includes maximum achievable control technology (MACT) standards for certain glycol dehydrators and storage vessels, and revises applicability provisions, alternative test protocols and the availability of the startup, shutdown and maintenance exemption. EPA is under a court order to finalize the rules, with the current deadline of April 3, 2012. Should these rules become final and applicable to our operations, they could result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

Clean Water Act.    The Clean Water Act (“CWA”) restricts the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the Clean Water Act, permits must be obtained for the routine discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities.

RCRA and comparable state and local programs impose requirements on the management, treatment, storage and disposal of both hazardous and nonhazardous solid wastes. Many of the wastes that we generate are currently exempt from hazardous waste regulation under RCRA, but may be subject to state and local regulation or could in the future lose their RCRA exemption, which would result in more rigorous and costly management and disposal requirements.

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

Climate Change Legislation.    Laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. In June 2010, EPA published its GHG tailoring rule phasing in federal prevention of significant deterioration (PDS) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. These permitting provisions, when they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and the Company could incur additional costs to satisfy those requirements. In November 2010, EPA published a rule establishing GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions, with the first annual report, for 2011, being due in September 2012. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations.

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

As of December 31, 2011, the Company had 116 full-time employees, including officers.

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

Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill and complete wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain the personnel necessary to properly evaluate seismic and other information relating to a property;

•	our ability to procure materials, equipment and services required to explore, develop and operate our properties; and

•	our ability to access pipelines, and the locations of facilities used to produce and transport oil and natural gas production.

Factors beyond our control affect our ability to effectively market production and may ultimately affect our financial results.

The ability to market oil and natural gas depends on numerous factors beyond our control. These factors include:

•	the extent of domestic production and imports of oil and natural gas;

•	the availability of pipeline capacity, including facilities owned and operated by third parties;

•	the proximity of natural gas production to natural gas pipelines;

•	the effects of inclement weather;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	state and federal regulations of oil and natural gas marketing and transportation; and

•	federal regulation of natural gas sold or transported in interstate commerce.

Because of these factors, we may be unable to market all of the oil and natural gas that we produce. In addition, we may be unable to obtain favorable prices for the oil and natural gas we produce.

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

During 2010, the President signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market. We cannot predict the content of these regulations or the effect that these regulations will have on our hedging activities. Of particular concern, the Act does not explicitly exempt end users (such as us) from the requirement to use cleared exchanges, rather than hedging over-the-counter, and the requirements to post margin in connection with hedging activities. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, our hedging would become more expensive and we may decide to alter our hedging strategy.

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

Natural gas prices have been lower in recent years than at various times in the past. These lower prices may be the result of increased supply resulting from among other things, increased drilling in unconventional reservoirs and/or lower demand resulting from reduced economic activity associated with the recent recession. Natural gas prices may remain at current levels, or fall to lower levels, in the future. Approximately 96% of our estimated net proved reserves is natural gas, and 97% of our production in 2011 was natural gas. Although we expect operations on properties we currently own to be profitable at natural gas prices in effect during the past year, a period of sustained low natural gas prices could have an adverse effect on our results of operation and financial condition.

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

Under these laws and regulations or under the common law, the Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. The Company could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, greenhouse gases and hydraulic fracturing. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of environmental damages.

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

In addition, the United States Congress has considered legislation to reduce emissions of GHGs and many states have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions. The cost of these allowances could escalate significantly over time. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Potential physical effects of climate change could adversely affect our operations and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations, including the hydraulic fracturing of our wells, have the potential to be adversely affected. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from powerful winds or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level (except for fracturing activity involving the use of diesel). The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with interim results of the study anticipated to be available by late 2012, and final results anticipated in 2014. In addition, in December 2011, the EPA published a draft report in which it asserts that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming (not a field in which the Company owns an interest); this report has been publicly criticized by industry and by government officials, including the Governor of Wyoming; it remains subject to review and public comment. A committee of the U.S. House of

Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Wyoming has adopted regulations requiring us to provide detailed information about wells we hydraulically fracture in that state. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

We may not be able to obtain funding on acceptable terms or at all.

Global financial markets and economic conditions have been disrupted and volatile due to a variety of factors. As a result, the cost of raising money in the debt and equity capital markets and the availability of funds from those markets is unpredictable. Although we successfully raised capital during 2011, we may not be successful in the future. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due and we may be unable to execute our growth strategy, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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

The oil and natural gas business involves a variety of operating risks, including fire, explosion, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as oil spills, natural gas leaks, discharges of toxic gases, underground migration and surface spills or mishandling of fracture fluids, including chemical additives. The occurrence of any of these events with respect to any property we own or operate (in whole or in part) could have a material adverse impact on us. We and the operators of our properties maintain insurance in accordance with customary industry practices and in amounts that management believes to be reasonable. However, insurance coverage is not always economically feasible and is not obtained to cover all types of operational risks. The occurrence of a significant event that is not fully insured could have a material adverse effect on our financial condition.

There are risks associated with our drilling activity that could impact our results of operations.

Our oil and natural gas operations are subject to all of the risks and hazards typically associated with drilling for, and production and transportation of, oil and natural gas. These risks include the necessity of spending large amounts of money for identification and acquisition of properties and for drilling and completion of wells. In the drilling and completing of exploratory or development wells, failures and losses may occur before any deposits of oil or natural gas are found. The presence of unanticipated pressure or irregularities in formations, blow-outs or accidents may cause such activity to be unsuccessful, resulting in a loss of our investment in such activity and possible liabilities. If oil or natural gas is encountered, there can be no assurance that it can be produced in quantities sufficient to justify the cost of continuing such operations or that it can be marketed satisfactorily.

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

We own interests in properties that are operated by third parties. The success, timing and costs of drilling, completion, and other development activities on our non-operated properties depend on a number of factors that are beyond our control. Because we have only a limited ability to influence and control the operations of our non-operated properties, we can give no assurances that we will realize our targeted returns with respect to those properties.

We may fail to fully identify problems with any properties we acquire.

We acquired a portion of our acreage position in Pennsylvania and Colorado through property acquisitions and acreage trades, and we may acquire additional acreage in Colorado, Pennsylvania or other regions in the future. Although we conduct a review of properties we acquire which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify.

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

Forward-looking statements include statements regarding:

•	our oil and natural gas reserve quantities, and the discounted present value of those reserves;

•	the amount and nature of our capital expenditures;

•	drilling of wells;

•	the timing and amount of future production and operating costs;

•	our ability to respond to low natural gas prices;

•	business strategies and plans of management; and

•	prospect development and property acquisitions.

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

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming and Pennsylvania and oil and gas leases and fee minerals in Colorado. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. In Pennsylvania, the leases are from private individuals and companies, as well as from the Commonwealth of Pennsylvania. The leases in Pennsylvania are mostly undeveloped at this time and typically have primary lease terms of five years until establishment of production. In Colorado, our oil and gas leases are from private individuals and companies, as well as from the State of Colorado, and typically have primary lease terms of five years. All of our acreage in Colorado is undeveloped at this time.

Green River Basin, Wyoming

As of December 31, 2011, the Company owned developed oil and natural gas leases totaling approximately 93,000 gross (53,000 net) acres in the southwest Wyoming’s Green River Basin. Most of this acreage covers Pinedale and Jonah fields in Sublette County, Wyoming, with some smaller undeveloped acreage blocks located north and west of Pinedale. Of the total acreage position in Wyoming, approximately 22,000 gross (10,000 net) acres were developed, and 71,000 gross (43,000 net) acres were undeveloped. The developed portion represents 31% of the Company’s total developed net acreage while the undeveloped portion represents approximately 11% of the Company’s total undeveloped net acreage.

Lease maintenance costs in Wyoming were approximately $0.2 million for the year ended December 31, 2011. The Company currently owns 39 leases totaling 74,000 gross (37,000 net) acres currently held by production and activities (“HBP”) in Wyoming. The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.    During 2011, the Company participated in the drilling of 198 gross (112.88 net) productive development wells on the Green River Basin properties. At year end 2011, there were 35 gross (17.79 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During 2011, the Company participated in the drilling of a total of 2 gross (0.61 net) productive exploratory wells on the Green River Basin properties. At December 31, 2011, there were no additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year end.

Pennsylvania

As of December 31, 2011, the Company owned oil and gas leases covering 499,000 gross (258,000 net) acres in the Pennsylvania portion of the Appalachian Basin. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Potter, Tioga, Lycoming, Centre and Clinton counties. Of the total acreage position as of December 31, 2011, approximately 38,000 gross (22,000 net) acres were developed, and 461,000 gross (236,000 net) acres were undeveloped. The developed portion represents 69% of the Company’s total developed net acreage position while the undeveloped portion represents 58% of the Company’s total undeveloped net acreage position. The Company operates approximately 84,000 gross (58,000 net) acres of the total position.

Lease maintenance costs in Pennsylvania were approximately $3.3 million for the year ended December 31, 2011. The Company owns approximately 362,000 gross (185,000 net) acres currently held by production or activities in Pennsylvania.

Development Wells.    During 2011, the Company participated in the drilling of 136 gross (61.67 net) productive development wells in Pennsylvania, all of which were horizontal wells. At year end 2011, there were 6 gross (2.10 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During the year ended December 31, 2011, the Company participated in the drilling of a total of 49 gross (25.47 net) productive exploratory wells on the Pennsylvania properties. Of that total, 18 gross (9.47 net) were horizontal wells and 31 gross ( 16.00 net) were vertical wells. At December 31, 2011, there was 1 gross (0.50 net) additional exploratory well that commenced during the year that was either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year end.

Seismic Activity.    The Company did not acquire any 3D seismic data on its properties during 2011. The Company’s total 3D seismic coverage in Pennsylvania is 315 square miles. Of this, 285 square miles of data is owned with other parties, and 30 square miles is owned solely by the Company.

Denver Julesburg Basin, Colorado

As of December 31, 2011, the Company owned fee minerals and oil and gas leases covering 149,000 gross (130,000 net) acres in eastern Colorado’s Denver Julesburg Basin. The total acreage in Colorado represents approximately 32% of the Company’s undeveloped net acreage position.

Lease maintenance costs in Colorado were immaterial for the year ended December 31, 2011. All of the Colorado acreage is undeveloped at this time; none of it is held by production.

Exploratory Wells.    The Company did not participate in drilling any exploratory wells in Colorado during 2011.

Development Wells.    The Company did not participate in drilling any development wells in Colorado during 2011.

Seismic Activity.    The Company acquired ownership rights to 22 square miles of 3D seismic data in El Paso County, Colorado and licensed an additional 126 miles of 2D data in the same county. This represents the Company’s total seismic position in the area.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2011, 2010, and 2009 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2011, 2010 and 2009. As of December 31, 2011, proved undeveloped reserves represent 58.9% of the Company’s total proved reserves. The Company’s proved undeveloped reserves are limited to economic locations that are scheduled in accordance with the Company’s current planning and budgeting process. The inventory of bookable locations available to the Company is substantially larger than the amount ultimately included in the Company’s year-end reserves. From time to time, the Company may adjust the inventory and schedule of its proved undeveloped locations in response to changes in capital budget, economics, new opportunities in the portfolio or resource availability. The Company has not scheduled any proved undeveloped reserves beyond five years nor does it have any proved undeveloped locations that have been part of its inventory of proved undeveloped locations for over five years.

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates by our independent engineers, Netherland, Sewell & Associates, Inc. The Vice President — Reservoir Engineering and Development has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 17 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation. Our internal professional staff works closely with our independent engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves.

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

In estimating proved reserves and future net revenue as of December 31, 2011, the Company’s independent reserve engineer, Netherland, Sewell & Associates, Inc., used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. In evaluating the information at their disposal, Netherland, Sewell & Associates, Inc. excluded from their consideration all matters as to which the controlling interpretation may be legal or accounting, rather than engineering and geoscience. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, Netherland, Sewell & Associates, Inc.’s conclusions necessarily represent only informed professional judgment.

As a result of Ultra’s drilling activities in 2011, 330.3 Bcfe (13%) of reserves classified as proved undeveloped at January 1, 2011 were converted into proved developed reserves. Proved undeveloped reserves increased as a result of ongoing drilling and development activities. The Company did not have any material changes to proved undeveloped volumes due to revisions during the year ended December 31, 2011.

	December 31,
	2011	2010	2009
Proved Developed Reserves
Natural gas (MMcf)	1,973,391	1,678,697	1,541,813
Oil (MBbl)	11,794	11,013	11,627
Proved Undeveloped Reserves
Natural gas (MMcf)	2,805,163	2,521,458	2,194,788
Oil (MBbl)	21,287	20,671	17,558
Total Proved Reserves (MMcfe)(1)	4,977,040	4,390,259	3,911,711
Estimated future net cash flows, before income tax	$11,789,256	$10,879,719	$6,704,601
Standardized measure of discounted future net cash flows, before income taxes(2)	$5,296,964	$4,993,576	$2,887,125
Future income tax	$1,500,908	$1,468,008	$860,425
Standardized measure of discounted future net cash flows, after income tax	$3,796,056	$3,525,568	$2,026,700
Calculated average price(3)
Gas ($/Mcf)	$4.035	$4.05	$3.04
Oil ($/Bbl)	$88.19	$68.93	$52.18

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

(3)

Reserves estimated by our independent engineers at December 31, 2011, 2010 and 2009, reflect oil and natural gas spot prices based on the average prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2011, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	236,832	205,613	172,189
Oil (Bbl)	1,408	1,334	1,320

Total (Mcfe)	245,280	213,619	180,110
Revenues
Natural gas sales	$982,413	$886,396	$601,023
Oil sales	119,383	92,990	65,739

Total revenues	$1,101,796	$979,386	$666,762

Lease Operating Expenses
Production costs(a)	$51,758	$45,938	$40,679
Severance/production taxes	97,094	95,914	66,970
Gathering	56,511	50,126	45,155

Total lease operating expenses	$205,363	$191,978	$152,804

Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$5.05	$4.88	$4.88
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$4.15	$4.31	$3.49
Oil ($/Bbl)	$84.79	$69.69	$49.80
Costs per Mcfe
Production costs	$0.21	$0.22	$0.23
Severance/production taxes	$0.40	$0.45	$0.37
Gathering	$0.23	$0.23	$0.25
Transportation charges	$0.26	$0.30	$0.32
DD&A	$1.41	$1.13	$1.12
General & administrative	$0.11	$0.11	$0.11
Interest	$0.26	$0.23	$0.21

Total costs per Mcfe	$2.88	$2.68	$2.61

The following table sets forth the net sales volumes attributable to field(s) that contain 15% or more of our total estimated proved reserves as of December 31, 2011:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Pinedale Field (Mcfe)	196,236	190,849	170,148

(a)	Production costs include lifting costs and remedial workover expenses.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 16, 2012, the Company had long-term natural gas delivery commitments of 2.6 MMMBtu in 2012, 9.9 MMMBtu in 2013 and 1.8 MMMBtu in 2014 under existing agreements. None of these commitments require the Company to deliver gas produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. These amounts are well below the Company’s forecasted 2012 and anticipated 2013 and 2014 production from its available reserves. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. The Company believes that its production and reserves are adequate to meet its delivery commitments. If for some reason the Company’s production is not sufficient to satisfy its delivery commitments, the Company expects to be able to purchase natural gas production in the market to satisfy its commitments.

With respect to the Company’s oil production, the Company does not have any long-term arrangements that commit the Company to deliver a fixed or determinable quantity of oil in the near future.

Productive Wells

As of December 31, 2011 the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells
Natural Gas and Condensate	2,137.0	1,063.5

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

The Company does not believe the remaining terms of its leases is material. At December 31, 2011, the Company had 5,300 net acres of leases in Pennsylvania, 700 net acres of leases in Wyoming and no leases in Colorado that expire in 2012 and it expects to maintain over 90% of those leases by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future.

As of December 31, 2011 the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	22,000	10,000	71,000	43,000
Pennsylvania	38,000	22,000	461,000	236,000
Colorado	—	—	149,000	130,000

All States	60,000	32,000	681,000	409,000

Drilling Activities

For each of the three fiscal years ended December 31, 2011, 2010 and 2009 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	198.00	112.88	168.00	90.62	155.00	76.09
Dry	—	—	—	—	—	—

Total	198.00	112.88	168.00	90.62	155.00	76.09

At year end, there were 35 gross (17.79 net) additional development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	2.00	0.61	13.00	3.91	8.00	2.80
Dry	—	—	—	—	—	—

Total	2.00	0.61	13.00	3.91	8.00	2.80

At year end, there were no additional exploratory wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

Pennsylvania

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	136.00	61.67	30.00	19.00	—	—
Dry	—	—	—	—	—	—

Total	136.00	61.67	30.00	19.00	—	—

At year end, there were 6 gross (2.1 net) additional development wells that were either drilling or had operations suspended.

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	49.00	25.47	141.00	80.00	35.00	21.00
Dry	—	—	—	—	—	—

Total	49.00	25.47	141.00	80.00	35.00	21.00

At year end, there was 1 gross (0.5 net) additional exploratory well that was either drilling or had operations suspended.

Colorado

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—

Total	—	—	—	—	—	—

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Item 3.	Legal Proceedings.

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

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the NYSE Composite Index and of the Dow Jones U.S. Exploration and Production TSM Index from December 31, 2006 through December 31, 2011.

2011	High	Low
1st quarter	$50.97	$41.83
2nd quarter	$51.20	$42.90
3rd quarter	$47.89	$27.56
4th quarter	$36.72	$24.39

2010	High	Low
1st quarter	$53.90	$42.67
2nd quarter	$53.85	$40.40
3rd quarter	$47.70	$37.10
4th quarter	$50.22	$39.14

As of February 10, 2012, the last reported sales price of the common stock on the NYSE was $23.59 per share and there were approximately 373 holders of record of the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ultra Petroleum Corp, the NYSE Composite Index,

and the Dow Jones US Exploration & Production TSM Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 Dow Jones & Co. All right reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
Ultra Petroleum Corp	100.00	149.77	72.29	104.44	100.06	62.07
NYSE Composite	100.00	108.87	66.13	84.83	96.19	92.50
Dow Jones US Exploration & Production TSM	100.00	140.30	82.74	117.09	138.63	132.95

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

	Total Number of Shares Repurchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000’s)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
Period
December 2011	252	$30.44	252	$386 million

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$982,413	$886,396	$601,023	$986,374	$509,140
Oil sales	119,383	92,990	65,739	98,026	57,498

Total operating revenues	1,101,796	979,386	666,762	1,084,400	566,638

Expenses:
Production expenses and taxes	205,363	191,978	152,804	194,243	115,371
Transportation charges	64,243	64,965	58,011	46,310	—
Depletion, depreciation and amortization	346,394	241,796	201,826	184,795	135,470
Write-down of proved oil and gas properties	—	—	1,037,000	—	—
General and administrative	12,113	11,407	8,871	11,230	7,543
Stock compensation	13,919	12,944	10,901	5,816	5,718
Interest expense	63,156	49,032	37,167	21,276	17,760

Total operating expenses	705,188	572,122	1,506,580	463,670	281,862

Other:
Gain on commodity derivatives	313,732	325,452	146,517	33,216	—
Litigation expense	—	(9,902)	—	—	—
Other income (expense) , net	532	260	(2,888)	833	1,087

Total other income (expense), net	314,264	315,810	143,629	34,049	1,087

Income (loss) before income taxes	710,872	723,074	(696,189)	654,779	285,863
Income tax provision (benefit)	257,670	258,615	(245,136)	240,504	105,621

Net income (loss) from continuing operations	$453,202	$464,459	$(451,053)	$414,275	$180,242

Income from discontinued operations (includes pre-tax gain on sale of $98,066)	—	—	—	—	82,794

Net income (loss)	$453,202	$464,459	$(451,053)	$414,275	$263,036

Basic Earnings per Share:
Income (loss) per common share from continuing operations	$2.97	$3.05	$(2.98)	$2.72	$1.19
Income per common share from discontinued operations	$—	$—	$—	$—	$0.54

Net income (loss) per common share — basic	$2.97	$3.05	$(2.98)	$2.72	$1.73

Fully Diluted Earnings per Share:
Income (loss) per common share from continuing operations	$2.94	$3.01	$(2.98)	$2.65	$1.14
Income per common share from discontinued operations	$—	$—	$—	$—	$0.52

Net income (loss) per common share — fully diluted	$2.94	$3.01	$(2.98)	$2.65	$1.66

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$1,033,292	$824,728	$592,641	$840,803	$427,949
Investing activities	$(1,408,795)	$(1,529,099)	$(820,611)	$(915,319)	$(507,070)
Financing activities	$315,976	$760,951	$228,067	$78,041	$75,179
Balance Sheet Data:
Cash and cash equivalents	$11,307	$70,834	$14,254	$14,157	$10,632
Working capital (deficit)	$(251,059)	$(56,967)	$(137,450)	$(149,355)	$(67,505)
Oil and gas properties	$4,189,148	$3,075,670	$1,794,603	$2,350,526	$1,574,529
Total assets	$4,869,705	$3,595,615	$2,060,005	$2,558,162	$1,751,582
Total long-term debt	$1,903,000	$1,560,000	$795,000	$570,000	$290,000
Other long-term obligations	$67,008	$52,575	$35,858	$46,206	$26,672
Deferred income taxes, net	$635,009	$420,711	$239,217	$503,597	$341,406
Total shareholders’ equity	$1,593,709	$1,138,976	$648,197	$1,090,786	$857,546

Item 7. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company, which are included in this report in Item 8, and the information set forth in Risk Factors under Item 1A. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah fields — and is in the early exploration and development stages in the Appalachian Basin of Pennsylvania. In addition, the Company has recently acquired acreage in eastern Colorado’s Denver Julesburg Basin. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

The Company currently conducts operations exclusively in the United States. Substantially all of its oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. Inflation has not had a material impact on the Company’s results of operations. The Company continues to focus on improving its drilling and production results through gaining efficiencies with the use of advanced technologies, detailed technical analysis of its properties and leveraging its experience into improved operational efficiencies. Inflation is not expected to have a material impact on the Company’s results of operations in the future.

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its property in southwest Wyoming with an increasing portion of the Company’s revenues coming from gas sales from wells located in the Appalachian Basin in Pennsylvania.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile. Volatility could be detrimental to the Company’s financial performance. The Company seeks to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. The average price realization for the Company’s natural gas during 2011 was $5.05 per Mcf, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2011, the average price realization for the Company’s natural gas was $4.77 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas, excluding realized gains and losses on commodity derivatives, was $4.15 per Mcf and $3.69 per Mcf for the year and quarter ended December 31, 2011, respectively. (See Note 8).

Mission and Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy includes building a robust portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility.

High Return Portfolio.    Ultra seeks to maintain a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company continually evaluates opportunities for the acquisition, exploration and development of additional oil and natural gas properties that afford risk-adjusted returns in excess of or equal to its current set of investment alternatives.

Disciplined Capital Investment.    The Company’s business strategy involves the regular review of its investment opportunities in order to optimize return to its shareholders. Over the past twelve years, Ultra has consistently delivered meaningful reserve and production growth.

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

2011 Operating Highlights

The Company has consistently delivered meaningful reserve and production growth over the past ten years and management believes it has the ability to continue growing production by drilling already identified locations on its core properties. Highlights for 2011 include:

•	Achieved production of 245.3 Bcfe, a 15% increase as compared to 2010;

•	Proved reserves increased 13% to 5.0 Tcfe from 4.4 Tcfe in 2010;

•	Finding and development costs of $1.60 per Mcfe as compared to $1.48 per Mcfe in 2010;

•	Reserve replacement ratio of 339% as compared to 324% in 2010;

•	Reduced average drilling time to 12 days per well in Wyoming, spud to total depth, a 14% reduction from 2010;

•	95% of wells drilled in Wyoming in less than 15 days as compared to 76% in 2010;

•	Initiated production from 112 gross (59 net) horizontal wells in Pennsylvania;

•	All-in costs of $2.88 per Mcfe;

•	Acquired 149,000 gross (130,000 net) acres targeting the Niobrara formation in the Denver Julesburg Basin in eastern Colorado, and

•	Return on capital employed of 13% and return on equity of 31%.

The following table illustrates the Company’s production growth over the past ten years:

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Production — (Bcfe)	245.3	213.6	180.1	145.3	121.3	91.6	73.8	49.5	28.9	17.4

2011 Financial Highlights

Significant 2011 financial highlights include:

•	Generated $1.033 billion of cash flow from operating activities compared with $824.7 million in 2010 due primarily to increased production volumes during 2011;

•

Replaced the 2007 Credit Agreement with the 2011 Credit Agreement with an initial loan commitment of $1.0 billion (which may be increased up to $1.25 billion at the borrower’s request and with the consent of the lenders);

•

As of December 31, 2011, the Company had entered into commodity derivative contracts for 2012 representing 129.1 MMMBtu at a weighted average price of $ 5.02 per MMBtu in order to manage price risk on a portion of its natural gas production.

•	Subsequent to December 31, 2011, the Company entered into additional commodity derivative contracts for 2012 representing 55.0 MMMBtu at a weighted average price of $3.02 per MMBtu.

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

Oil and Gas Reserves.    The reserve estimates presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance according to FASB ASC 932 as updated in order to align the reserve calculation and disclosure requirements with those in SEC Release No. 33-8995.

The Company’s proved undeveloped reserves are limited to economic locations that are scheduled in accordance with the Company’s current planning and budgeting process. The inventory of bookable locations available to the Company is substantially larger than the amount ultimately included in the Company’s year-end reserves. From time to time, the Company may adjust the inventory and schedule of its proved undeveloped locations in response to changes in capital budget, economics, new opportunities in the portfolio or resource availability. The Company has not scheduled any proved undeveloped reserves beyond five years nor does it have any proved undeveloped locations that have been part of its inventory of proved undeveloped locations for over five years.

The Company utilizes reliable technology such as seismic data and interpretation, wireline formation tests, geophysical logs and core data to assess its resources. However, none of these technologies have contributed to a material addition to the proved reserves in this report. The proved reserves estimates are prepared by Netherland, Sewell & Associates, Inc., an independent, third-party engineering firm.

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

The Company’s proved reserves are a function of many assumptions, all of which could deviate materially from actual results. As a result, the estimates of proved reserves could vary over time, and could vary from actual results.

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

During the first quarter of 2009, the Company recorded a $1.0 billion ($673.0 million net of tax) non-cash write-down of the carrying value of the Company’s proved oil and gas properties as of March 31, 2009, as a result of the ceiling test limitation, which is reflected as write-down of proved oil and gas properties in the accompanying consolidated statements of operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2011 or 2010.

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

Effective November 3, 2008, the Company changed its method of accounting for natural gas commodity derivatives to reflect unrealized gains and losses on commodity derivative contracts in the income statement rather than on the balance sheet. The Company previously followed hedge accounting for its natural gas hedges. Under this prior accounting method, the unrealized gain or loss on qualifying cash flow hedges (calculated on a mark to market basis, net of tax) was recorded on the balance sheet in stockholders’ equity as accumulated other comprehensive income (loss). When an unrealized hedging gain or loss was realized upon contract expiration, it was reclassified into earnings through inclusion in natural gas sales revenues. The Company continues to record the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, but records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives. There was no resulting effect on overall cash flow, total assets, total liabilities or total stockholders’ equity.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and we aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for our energy-related derivative instruments at December 31, 2011 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
Assets:
Current derivative asset	$—	$230,385	$—	$230,385

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.

(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.

(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.    The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2011, 2010 and 2009 was $13.9 million, $12.9 million and $10.9 million, respectively. See Note 7 for additional information.

Recent accounting pronouncements.    In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC 820. The amended guidance clarifies many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Results of Operations — Year Ended December 31, 2011 vs. Year Ended December 31, 2010

During the year ended December 31, 2011, production increased on a gas equivalent basis to 245.3 Bcfe from 213.6 Bcfe for the same period in 2010 attributable to the Company’s successful drilling activities during 2011. Realized natural gas prices, including realized gain and loss on commodity derivatives, increased to $5.05 per Mcf during the year ended December 31, 2011 as compared to $4.88 per Mcf during 2010. During the year ended December 31, 2011, the Company’s average price for natural gas was $4.15 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.31 per Mcf for the same period in 2010. The increase in production largely contributed to a 12% increase in revenues for the year ended December 31, 2011 to $1.1 billion as compared to $979.4 million in 2010.

Lease operating expenses (“LOE”) increased to $51.8 million for the year ended December 31, 2011 compared to $45.9 million during the same period in 2010 due primarily to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs decreased to $0.21 per Mcfe at December 31, 2011 compared to $0.22 per Mcfe at December 31, 2010 as a result of increased production volumes.

During the year ended December 31, 2011, production taxes were $97.1 million compared to $95.9 million during the same period in 2010, or $0.40 per Mcfe, compared to $0.45 per Mcfe. Production taxes are calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 8.8% of revenues for the year ended 2011 and 9.8% for the same period in 2010. The decrease in per unit taxes is primarily attributable to increased production in Pennsylvania, which is not subject to production taxes, as well as the decrease in average natural gas prices, excluding the effects of commodity derivatives, during the year ended December 31, 2011 as compared to the same period in 2010.

Gathering fees increased to $56.5 million for the year ended December 31, 2011 compared to $50.1 million during the same period in 2010 largely due to increased production volumes. On a per unit basis, gathering fees remained flat at $0.23 per Mcfe for the years ended December 31, 2011 and 2010.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $64.2 million for the period ended December 31, 2011 as compared to $65.0 million for the same period in 2010 in association with REX Pipeline transportation charges. On a per unit basis, transportation charges decreased to $0.26 per Mcfe (on total company volumes) for the period ended December 31, 2011 as compared to $0.30 for the same period in 2010 due to the increase in total company production volumes during the period ended December 31, 2011.

DD&A increased to $346.4 million during the period ended December 31, 2011 from $241.8 million for the same period in 2010, attributable to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.41 per Mcfe at December 31, 2011 from $1.13 at December 31, 2010 largely as a result of increased well costs in Pennsylvania.

General and administrative expenses increased to $26.0 million for the period ended December 31, 2011 compared to $24.4 million for the same period in 2010. The increase in general and administrative expenses is primarily attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses remained flat at $0.11 per Mcfe for the years ended December 31, 2011 and 2010.

Interest expense increased to $63.2 million during the period ended December 31, 2011 compared to $49.0 million during the same period in 2010 as a result of increased borrowings outstanding during the period ended December 31, 2011. For the years ended December 31, 2011 and 2010, the Company capitalized $30.7 million and $21.2 million, respectively, in interest associated with unevaluated oil and gas properties that are excluded from amortization and actively being evaluated as well as work in process relating to gathering systems that are not currently in service. At December 31, 2011, the Company had $1.9 billion in borrowings outstanding.

During the year ended December 31, 2010, the Company recognized litigation expenses of $9.9 million related to the resolution of litigation matters.

During the year ended December 31, 2011, the Company recognized $213.3 million related to realized gain on commodity derivatives as compared to $116.8 million during the year ended December 31, 2010. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

At December 31, 2011, the Company recognized $100.4 million related to unrealized gain on commodity derivatives as compared to $208.6 million related to unrealized gain on commodity derivatives at December 31, 2010. The unrealized gain or loss on commodity derivatives represents the non-cash change in the fair value of these derivative instruments.

The Company recognized income before income taxes of $710.9 million for the year ended December 31, 2011 compared with $723.1 million for the same period in 2010. The decrease in earnings is primarily a result of increased DD&A expense during 2011 and partially offset by increased revenues during 2011.

The income tax provision recognized for the year ended December 31, 2011 was $257.7 million compared with an income tax provision of $258.6 million for the year ended December 31, 2010.

For the year ended December 31, 2011, the Company recognized net income of $453.2 million or $2.94 per diluted share as compared with net income of $464.5 million or $3.01 per diluted share for the same period in 2010. The decrease is primarily attributable to increased DD&A expense during 2011 and partially offset by increased revenues during 2011.

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

LOE increased to $45.9 million for the year ended December 31, 2010 compared to $40.7 million during the same period in 2009 due primarily to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs decreased to $0.22 per Mcfe at December 31, 2010 compared to $0.23 per Mcfe at December 31, 2009 as a result of increased production volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2011, the Company relied on cash provided by operations along with borrowings under its senior credit facility to finance its capital expenditures. The Company participated in 385 wells that were drilled to total depth in Wyoming and Pennsylvania during 2011. For the year ended December 31, 2011, total capital expenditures were $1.54 billion ($1.43 billion related to oil and gas exploration and development expenditures, $84.0 million related to gathering system expenditures and $21.9 million related to land and other property costs).

At December 31, 2011, the Company reported a cash position of $11.3 million compared to $70.8 million at December 31, 2010. Working capital deficit at December 31, 2011 was $251.1 million compared to a deficit of $57.0 million at December 31, 2010. At December 31, 2011, the Company had $343.0 million in outstanding borrowings under the bank credit facility and $657.0 million of available borrowing capacity under the credit facility. In addition, the Company had $1.6 billion outstanding in senior notes (See Note 6). Other long-term obligations of $67.0 million at December 31, 2011 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital investment program for 2012, which is currently projected to be approximately $925.0 million. Of the $925.0 million budget, the Company plans to allocate approximately 75% to exploration and development related expenditures and the remainder to gathering and infrastructure and other.

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources) was a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which was to mature in April 2012 (the “2007 Credit Agreement”). On October 6, 2011, in anticipation of the upcoming maturity of the 2007 Credit Agreement, the Company, through Ultra Resources (the “Borrower”), replaced the 2007 Credit Agreement in its entirety with a senior unsecured revolving credit facility with JP Morgan Chase Bank, N.A. as administrative agent, and the lenders party thereto (the “2011 Credit Agreement”) and repaid all amounts outstanding under the 2007 Credit Agreement with proceeds of loans drawn under the 2011 Credit Agreement.

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

Loans under the 2011 Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, in either case plus a margin based on a grid of the Borrower’s consolidated leverage ratio (for Eurodollar borrowings, 175 basis points per annum as of December 31, 2011). Payment of loans under the 2011 Credit Agreement are guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

The 2011 Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The 2011 Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2011, the Company was in compliance with all of its debt covenants under the 2011 Credit Agreement. (See Note 6).

Senior Notes:    The Company’s Senior Notes rank pari passu with the Company’s 2011 Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2011, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 6).

Operating Activities.    During the year ended December 31, 2011, net cash provided by operating activities was $1.033 billion, a 25% increase from $824.7 million for the same period in 2010. The increase in net cash provided by operating activities was largely attributable to increased production during the year ended December 31, 2011 as compared to the same period in 2010.

Investing Activities.    During the year ended December 31, 2011, net cash used in investing activities was $1.4 billion as compared to $1.5 billion for the same period in 2010. The decrease in net cash used in investing activities is largely due to the investments associated with the Pennsylvania Marcellus Shale acquisition in 2010, partially offset by increased capital investments associated with the Company’s drilling activities in 2011 as compared to 2010.

Financing Activities.    During the year ended December 31, 2011, net cash provided by financing activities was $316.0 million as compared to $761.0 million for the same period in 2010. The decrease in cash provided by net financing activities is largely due to increased borrowings during 2010, primarily attributable to the 2010 Senior Notes offerings totaling approximately $1.025 billion.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In 2011, the Company established new production records while maintaining a low cost structure. The Company’s low cost structure contributes to the Company’s favorable returns and growth profile.

Although our net cash provided by operating activities was negatively affected by continued low natural gas prices, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash, will provide sufficient liquidity to fund our capital investments and operations over the next twelve months. We continue to monitor and evaluate the impact of reduced commodity prices in order to determine the appropriate size and nature of our capital investment program.

We expect to rely on our available cash, our existing credit facility and the cash generated from operations to meet our obligations. While we continue to monitor the overall health of the credit markets, a renewed, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt (See Note 6)	$1,903,000	$—	—	$505,000	$1,398,000
Transportation contract (REX)(1)	776,328	103,578	204,218	201,845	266,687
Drilling contracts	60,463	45,478	14,985	—	—
Office space lease	2,514	973	1,541	—	—

Total contractual obligations	$2,742,305	$150,029	$220,744	$706,845	$1,664,687

(1)	The Company’s average net interest in payments related to REX transportation charges is approximately 80%.

Transportation contract.    The Company is an anchor shipper on REX securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from its properties and to provide for reasonable basis differentials for its natural gas in the future. REX begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern

Ohio. The Company’s commitment involves a capacity of 200 MMMBtu per day of natural gas for a term of 10 years commencing in November 2009. During the first quarter of 2009, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, beginning in January 2012 through December 2018. The Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper. The Company has the right, but not the obligation, to deliver its natural gas production into the REX pipeline, but must pay its reservation charges in either event. The Company continuously assesses its best available market options when determining the appropriate level of utilization of its REX capacity.

Drilling contracts.    As of December 31, 2011, the Company had committed to drilling obligations with certain rig contractors that will continue into 2013. The drilling rigs were contracted to fulfill the 2012-2013 drilling program initiatives in Wyoming.

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $2.5 million at December 31, 2011 ($1.0 million in 2012 and $1.5 million in 2013 to 2015).

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

At December 31, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 9 for the detail of the asset and liability values of the following derivatives. The Board has approved our hedging greater than 50% of our forecast 2012 production.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - December 31, 2011
					Asset
Swap	NYMEX	April - October 2012	90,000	$5.00	$34,310
Swap	NYMEX	Calendar 2012	300,000	$5.03	$196,075

Subsequent to December 31, 2011 and through February 10, 2012, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU

Swap	NYMEX	April - December 2012	200,000	$3.02

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Year Ended December 31,
Natural Gas Commodity Derivatives:	2011	2010	2009
Realized gain on commodity derivatives(1)	$213,349	$116,827	$239,366
Unrealized gain (loss) on commodity derivatives(1)	100,383	208,625	(92,849)

Total gain on commodity derivatives	$313,732	$325,452	$146,517

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements as of December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultra Petroleum Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Ultra Petroleum Corp. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 17, 2012

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$982,413	$886,396	$601,023
Oil sales	119,383	92,990	65,739

Total operating revenues	1,101,796	979,386	666,762
Expenses:
Lease operating expenses	51,758	45,938	40,679
Production taxes	97,094	95,914	66,970
Gathering fees	56,511	50,126	45,155
Transportation charges	64,243	64,965	58,011
Depletion, depreciation and amortization	346,394	241,796	201,826
Write-down of proved oil and gas properties	—	—	1,037,000
General and administrative	26,032	24,351	19,772

Total operating expenses	642,032	523,090	1,469,413
Operating income (loss)	459,764	456,296	(802,651)
Other income (expense), net:
Interest expense	(63,156)	(49,032)	(37,167)
Gain on commodity derivatives	313,732	325,452	146,517
Litigation expense	—	(9,902)	—
Other income (expense), net	532	260	(2,888)

Total other income (expense), net	251,108	266,778	106,462
Income (loss) before income tax provision (benefit)	710,872	723,074	(696,189)
Income tax provision (benefit)	257,670	258,615	(245,136)

Net income (loss)	$453,202	$464,459	$(451,053)

Basic Earnings per Share:
Net income (loss) per common share — basic	$2.97	$3.05	$(2.98)

Fully Diluted Earnings per Share:
Net income (loss) per common share — fully diluted	$2.94	$3.01	$(2.98)

Weighted average common shares outstanding — basic	152,754	152,346	151,367

Weighted average common shares outstanding — fully diluted	154,336	154,253	151,367

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Stephen J. McDaniel
Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$11,307	$70,834
Restricted cash	121	98
Oil and gas revenue receivable	88,243	95,142
Joint interest billing and other receivables	82,370	48,561
Derivative assets	230,385	133,991
Inventory	1,164	2,760
Prepaid drilling costs and other current assets	6,330	9,663

Total current assets	419,920	361,049
Oil and gas properties, net, using the full cost method of accounting:
Proved	3,651,622	2,589,423
Unproved	537,526	486,247
Property, plant and equipment	246,586	149,104
Long-term derivative assets	—	2,066
Deferred financing costs and other	14,051	7,726

Total assets	$4,869,705	$3,595,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$295,873	$210,311
Production taxes payable	62,117	53,382
Interest payable	30,306	26,878
Derivative liabilities	—	718
Deferred tax liabilities	73,380	42,685
Capital cost accrual	209,303	84,042

Total current liabilities	670,979	418,016
Long-term debt	1,903,000	1,560,000
Deferred income tax liabilities	635,009	420,711
Long-term derivative liabilities	—	5,337
Other long-term obligations	67,008	52,575
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,476,564 and 152,567,813, at December 31, 2011 and 2010, respectively	463,221	426,779
Treasury stock	(14,951)	—
Retained earnings	1,145,439	712,197

Total shareholders’ equity	1,593,709	1,138,976

Total liabilities and shareholders’ equity	$4,869,705	$3,595,615

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2008	151,233	$346,832	$774,117	$15,577	$(45,740)	$1,090,786
Stock options exercised	666	1,430	—	—	—	1,430
Employee stock plan grants	85	—	3,397	—	—	3,397
Shares re-issued from treasury	—	(1,430)	(33,785)	—	35,215	—
Net share settlements	(225)	—	(11,293)	—	—	(11,293)
Fair value of employee stock plan grants	—	16,294	—	—	—	16,294
Tax benefit of stock options exercised	—	14,213	—	—	—	14,213
Comprehensive earnings:
Net earnings		—	(451,053)	—	—	(451,053)
Change in derivative instruments,
Reclassification of derivative fair value into earnings, net of taxes	—	—	—	(15,577)	—	(15,577)
Total comprehensive earnings						(466,630)

Balances at December 31, 2009	151,759	$377,339	$281,383	$—	$(10,525)	$648,197

Stock options exercised	1,206	6,561	—	—	—	6,561
Employee stock plan grants	105	4,841	—	—	—	4,841
Shares re-issued from treasury	—	(587)	(9,938)	—	10,525	—
Net share settlements	(502)	—	(23,707)	—	—	(23,707)
Fair value of employee stock plan grants	—	21,103	—	—	—	21,103
Tax benefit of stock options exercised	—	17,522	—	—	—	17,522
Net income	—	—	464,459	—	—	464,459

Balances at December 31, 2010	152,568	$426,779	$712,197	$—	$—	$1,138,976

Stock options exercised	672	9,928	—	—	—	9,928
Employee stock plan grants	150	—	—	—	700	700
Shares repurchased	(588)	—	—	—	(20,868)	(20,868)
Shares re-issued from treasury	—	(686)	(4,531)	—	5,217	—
Net share settlements	(325)	—	(15,429)	—	—	(15,429)
Fair value of employee stock plan grants	—	20,988	—	—	—	20,988
Tax benefit of stock options exercised	—	6,212	—	—	—	6,212
Net income	—	—	453,202	—	—	453,202

Balances at December 31, 2011	152,477	$463,221	$1,145,439	$—	$(14,951)	$1,593,709

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used in):	(Amounts in thousands of U.S. dollars)
Operating activities:
Net income (loss) for the period	$453,202	$464,459	$(451,053)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion and depreciation	346,394	241,796	201,826
Write-down of proved oil and gas properties	—	—	1,037,000
Deferred and current non-cash income taxes	251,206	253,926	(253,966)
Unrealized (gain) loss on commodity derivatives	(100,383)	(208,625)	92,849
Excess tax benefit from stock based compensation	(6,212)	(17,522)	(14,213)
Stock compensation	13,919	12,944	10,901
Other	1,495	734	1,023
Net changes in operating assets and liabilities:
Restricted cash	(23)	1,583	1,046
Accounts receivable	(26,910)	(31,966)	14,974
Other current assets	17	—	(2,913)
Prepaid expenses and other	(1,291)	(229)	4,268
Other non-current assets	—	(1,176)	(2,905)
Accounts payable and accrued liabilities	86,079	91,982	(38,079)
Production taxes payable	8,735	(7,439)	(596)
Interest payable	3,428	14,867	5,902
Other long-term obligations	433	6,035	(13,638)
Current taxes payable	3,203	3,359	215

Net cash provided by operating activities	1,033,292	824,728	592,641

Investing Activities:
Acquisition of oil and gas properties	—	(403,806)	—
Oil and gas property expenditures	(1,435,611)	(1,164,389)	(673,518)
Gathering system expenditures	(83,996)	(76,703)	(67,833)
Proceeds from sale of oil and gas properties	5,821	68,420	—
Change in capital cost accrual	125,261	19,826	(56,327)
Restricted cash	—	28,257	(28,257)
Inventory	1,595	1,738	4,024
Purchase of property, plant and equipment	(21,865)	(2,442)	1,300

Net cash used in investing activities	(1,408,795)	(1,529,099)	(820,611)

Financing activities:
Borrowings on long-term debt	1,257,000	1,000,000	817,000
Payments on long-term debt	(914,000)	(1,260,000)	(827,000)
Proceeds from issuance of Senior Notes	—	1,025,000	235,000
Deferred financing costs	(6,866)	(4,425)	(1,283)
Repurchased shares/net share settlements	(36,298)	(23,707)	(11,293)
Excess tax benefit from stock based compensation	6,212	17,522	14,213
Proceeds from exercise of options	9,928	6,561	1,430

Net cash provided by financing activities	315,976	760,951	228,067

(Decrease) increase in cash during the period	(59,527)	56,580	97
Cash and cash equivalents, beginning of period	70,834	14,254	14,157

Cash and cash equivalents, end of period	$11,307	$70,834	$14,254

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$88,964	$53,291	$30,579
Income taxes	$7,260	$2,537	$11,403

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in this Report on Form 10-K are expressed in thousands of U.S. dollars (except per share data), unless otherwise noted).

Ultra Petroleum Corp. (the “Company”) is an independent oil and natural gas company engaged in the acquisition, exploration, development, and production of oil and natural gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are in the Green River Basin of southwest Wyoming and the north-central Pennsylvania area of the Appalachian Basin. In addition, the Company has recently acquired acreage in eastern Colorado’s Denver Julesburg Basin.

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

(f) Inventories:    Materials and supplies inventories are carried at lower of cost or market. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At December 31, 2011, inventory of $1.2 million primarily includes the cost of pipe and production equipment that will be utilized during the 2012 drilling program.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a reconciliation of components of basic and diluted net income (loss) per common share:

	December 31,
	2011	2010	2009
Net income (loss)	$453,202	$464,459	$(451,053)

Weighted average common shares outstanding during the period	152,754	152,346	151,367
Effect of dilutive instruments	1,582	1,907	— (1)

Weighted average common shares outstanding during the period including the effects of dilutive instruments	154,336	154,253	151,367

Net income (loss) per common share — basic	$2.97	$3.05	$(2.98)

Net income (loss) per common share — fully diluted	$2.94	$3.01	$(2.98)

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,030	1,214	— (1)

(1)	Due to the net loss for the year ended December 31, 2009, 2.2 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of loss per share.

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

(k) Accounting for share-based compensation:    The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(n) Revenue recognition:    The Company generally sells natural gas and condensate under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. The Company records a receivable or a liability to the extent it receives less or more than its share of the volumes and related revenue. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2011 and 2010, the Company had a net natural gas imbalance liability of $1.3 million and $0.9 million, respectively.

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

(p) Capital cost accrual:    The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

(q) Reclassifications:    Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

(r) Recent accounting pronouncements:    In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC 820. The amended guidance clarifies many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

2.    OTHER COMPREHENSIVE INCOME:

Other comprehensive income (loss) is a term used to define revenues, expenses, gains and losses that under generally accepted accounting principles impact Shareholders’ Equity, excluding transactions with shareholders.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$453,202	$464,459	$(451,053)
Unrealized gain on derivative instruments*	—	—	(24,002)
Tax expense on unrealized gain on derivative instruments	—	—	8,425

Total comprehensive income (loss)	$453,202	$464,459	$(466,630)

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

	December 31,
	2011	2010
Asset retirement obligations at beginning of period	$28,052	$17,372
Accretion expense	3,088	2,099
Liabilities incurred	10,878	8,564
Liabilities settled	(3)	(17)
Revisions of estimated liabilities	37	34

Asset retirement obligations at end of period	42,052	28,052
Less: current asset retirement obligations	—	—

Long-term asset retirement obligations	$42,052	$28,052

4.    OIL AND GAS PROPERTIES:

	December 31, 2011	December 31, 2010
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$5,974,604	$4,575,222
Less: Accumulated depletion, depreciation and amortization	(2,322,982)	(1,985,799)

	3,651,622	2,589,423

Unproven Properties:
Acquisition and exploration costs not being amortized(1),(2)	537,526	486,247

Net capitalized costs — oil and gas properties	$4,189,148	$3,075,670

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On a unit basis, DD&A from continuing operations was $1.41, $1.13 and $1.12 per Mcfe for the years ended December 31, 2011, 2010 and 2009, respectively.

(1)

In 2010, a wholly-owned subsidiary of the Company acquired, for $403.8 million in cash, non-producing mineral acres and a small number of producing gas wells in the Pennsylvania Marcellus Shale. Additionally, the Company purchased additional undeveloped acreage in the Marcellus Shale for approximately $63.4 million during 2010.

(2)

Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the years ended December 31, 2011 and 2010, total interest on outstanding debt was $93.9 million and $70.2 million, respectively, of which, $30.7 million and $21.2 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service.

The Company holds interests in domestic projects in which costs related to these interests are not being depleted pending determination of existence of estimated proved reserves. The Company will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

	Total	2011	2010	2009	Prior
Acquisition costs	$681,370	$69,330	$521,149	$36,432	$54,459
Exploration costs	22,439	3,364	2,985	2,829	13,261
Capitalized interest	48,084	28,474	19,610	—	—
Sales	(77,498)	(5,821)	(68,420)	(3,257)	—
Less transfers to proved	(136,869)	(44,068)	(44,621)	(36,004)	(12,176)

	$537,526	$51,279	$430,703	$—	$55,544

5.    PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2011			2010
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Gathering systems	$226,747	$(7,736)	$219,011	$141,817
Computer equipment	2,426	(1,401)	1,025	993
Office equipment	444	(335)	109	124
Leasehold improvements	686	(379)	307	151
Land	22,150	—	22,150	2,437
Other	7,777	(3,793)	3,984	3,582

Property, Plant and Equipment, Net	$260,230	$(13,644)	$246,586	$149,104

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Produced water is disposed of or recycled and re-used. At the end of 2011, more than 80% of the Company’s operated condensate production in Wyoming was delivered from the Company’s liquids gathering system directly into a pipeline, further reducing truck traffic and improving flow assurance as well as realized pricing.

In Pennsylvania, the Company and its partners continue constructing gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from its newly completed natural gas wells. Construction on these facilities is expected to continue throughout 2012 allowing the Company to manage its midstream capacity to coincide with increased capacity requirements from its drilling activities. These facilities are gathering systems and related infrastructure, and their construction is expected to continue until the Company’s properties in Pennsylvania are fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that facilities of this type will not be required in the future to accommodate the Company’s production.

6.    LONG-TERM LIABILITIES:

	December 31,	December 31,
	2011	2010
Bank indebtedness	$343,000	$—
Senior notes	1,560,000	1,560,000
Other long-term obligations	67,008	52,575

	$1,970,008	$1,612,575

Aggregate maturities of debt at December 31, 2011:
2012	2013	2014	2015	2016	Beyond 5 years	Total
$—	$—	$—	$100,000	$405,000	$1,398,000	$1,903,000

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources) was a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. which was to mature in April 2012 (the “2007 Credit Agreement”). On October 6, 2011, in anticipation of the upcoming maturity of the 2007 Credit Agreement, the Company, through Ultra Resources (the “Borrower”), replaced the 2007 Credit Agreement in its entirety with a senior unsecured revolving credit facility with JP Morgan Chase Bank, N.A. as administrative agent, and the lenders party thereto (the “2011 Credit Agreement”) and repaid all amounts outstanding under the 2007 Credit Agreement with proceeds of loans drawn under the 2011 Credit Agreement.

The 2011 Credit Agreement reflects an increased borrowing capacity as compared to the 2007 Credit Agreement with an initial loan commitment of $1.0 billion (which may be increased up to $1.25 billion at the request of the Borrower and with the lenders’ consent), provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent).

Loans under the 2011 Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, in either case plus a margin based on a grid of the Borrower’s consolidated leverage ratio (for Eurodollar borrowings, 175 basis points per annum as of December 31, 2011). Payment of loans under the 2011

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement are guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Company also pays commitment fees on the unused commitment under the facility based on a grid of our consolidated leverage ratio.

The 2011 Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The 2011 Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2011, the Company was in compliance with all of its debt covenants under the 2011 Credit Agreement.

Senior Notes:    The Company’s Senior Notes rank pari passu with the Company’s 2011 Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation.

The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2011, the Company was in compliance with all of its debt covenants under the Senior Notes.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information

	Year Ended December 31,
	2011	2010	2009
Total cost of share-based payment plans	$21,688	$21,805	$18,872
Amounts capitalized in fixed assets	$7,769	$8,861	$7,971
Amounts charged against income, before income tax benefit	$13,919	$12,944	$10,901
Amount of related income tax benefit recognized in income	$4,997	$4,595	$3,826

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,459	$48.29	3,554
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,459	$48.29	3,554

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three year period ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price (US$)
Balance, December 31, 2008	4,213	$0.25	to	$98.87

Forfeited	(43)	$51.60	to	$78.55
Exercised	(666)	$0.25	to	$33.57

Balance, December 31, 2009	3,504	$1.49	to	$98.87

Forfeited	(68)	$51.60	to	$76.01
Exercised	(1,206)	$1.49	to	$45.95

Balance, December 31, 2010	2,230	$3.91	to	$98.87

Forfeited	(99)	$51.60	to	$75.18
Exercised	(672)	$3.91	to	$33.57

Balance, December 31, 2011	1,459	$16.97	to	$98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the stock options outstanding at December 31, 2011:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(Years)
$16.97 - $19.18	70	2.37	$17.44	$853
$25.08 - $55.58	637	3.60	$38.69	$179
$46.05 - $65.04	179	4.53	$56.67	$—
$49.05 - $65.94	373	5.31	$54.58	$—
$51.14 - $98.87	200	6.40	$70.51	$—

	Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(Years)
$16.97 - $19.18	70	2.37	$17.44	$853
$25.08 - $55.58	637	3.60	$38.69	$179
$46.05 - $65.04	179	4.53	$56.67	$—
$49.05 - $65.94	373	5.31	$54.58	$—
$51.14 - $98.87	200	6.40	$70.51	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $29.63 on December 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2011 was 0.1 million options.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2011	2010	2009
Non-vested share options at beginning of year	$30.72	$26.28	$26.18
Non-vested share options at end of year	$—	$30.72	$26.28
Options vested during the year	$30.73	$23.86	$25.07
Options forfeited during the year	$25.80	$28.36	$29.57

The fair value of stock options that vested during the years ended December 31, 2011, 2010 and 2009 was $6.4 million, $9.8 million and $3.9 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $21.5 million, $50.7 million and $33.2 million, respectively.

At December 31, 2011, there was no unrecognized compensation cost related to non-vested, employee stock options as all options had fully vested as of December 31, 2011.

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.    The Company offers a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2011, the Company recognized $10.7 million in pre-tax compensation expense related to the 2009, 2010 and 2011 LTIP awards of restricted stock units. For the year ended December 31, 2010, the Company recognized $8.6 million in pre-tax compensation expense related to the 2008, 2009 and 2010 LTIP awards of restricted stock units. For the year ended December 31, 2009, the Company recognized $5.8 million in pre-tax compensation expense related to the 2007, 2008 and 2009 LTIP awards of restricted stock units. The amounts recognized during the year ended December 31, 2011 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at December 31, 2011, for each of the three year performance periods is expected to be approximately $24.1 million, $12.0 million, and $12.1 million related to the 2009, 2010 and 2011 LTIP awards of restricted stock units, respectively. The 2008 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2011 and totaled $4.3 million (41,443 net shares).

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. As a result of its hedging activities, the Company may realize prices that are less than or greater than the spot prices that it would have received otherwise. The Company’s board approved hedging greater than 50% of the Company’s forecast 2011 production.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2011, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. See Note 9 for the detail of the asset and liability values of the following derivatives. The Board has approved our hedging greater than 50% of our forecast 2012 production.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - December 31, 2011
					Asset
Swap	NYMEX	April - October 2012	90,000	$5.00	$34,310
Swap	NYMEX	Calendar 2012	300,000	$5.03	$196,075

Subsequent to December 31, 2011 and through February 10, 2012, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU
Swap	NYMEX	April - December 2012	200,000	$3.02

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (refer to Note 2 for details of unrealized gains or losses included in accumulated other comprehensive income in the Consolidated Balance Sheets):

	For the Year Ended December 31,
	2011	2010	2009
Natural Gas Commodity Derivatives:
Realized gain on commodity derivatives(1)	$213,349	$116,827	$239,366
Unrealized gain (loss) on commodity derivatives(1)	100,383	208,625	(92,849)

Total gain on commodity derivatives	$313,732	$325,452	$146,517

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

9.	FAIR VALUE MEASUREMENTS:

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

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of December 31, 2011. The company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$230,385	$—	$230,385

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$111,475	$100,000	$108,572
7.31% Notes due 2016, issued 2009	62,000	74,817	62,000	72,153
4.98% Notes due 2017, issued 2010	116,000	128,570	116,000	119,385
5.92% Notes due 2018, issued 2008	200,000	231,091	200,000	212,660
7.77% Notes due 2019, issued 2009	173,000	219,552	173,000	203,051
5.50% Notes due 2020, issued 2010	207,000	229,423	207,000	206,233
4.51% Notes due 2020, issued 2010	315,000	318,925	315,000	284,207
5.60% Notes due 2022, issued 2010	87,000	94,165	87,000	84,818
4.66% Notes due 2022, issued 2010	35,000	34,631	35,000	30,989
5.85% Notes due 2025, issued 2010	90,000	99,022	90,000	87,211
4.91% Notes due 2025, issued 2010	175,000	173,835	175,000	152,064
Credit Facility	343,000	343,000	—	—

	$1,903,000	$2,058,506	$1,560,000	$1,561,343

10.	INCOME TAXES:

The consolidated income tax provision is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Current	$6,464	$4,763	$8,830
Current tax benefit on equity compensation	6,212	17,522	14,213

Total current tax	12,676	22,285	23,043
Deferred	244,994	236,330	(268,179)

Total income tax provision (benefit)	$257,670	$258,615	$(245,136)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) for continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Income tax provision (benefit) computed at the U.S. statutory rate	$248,805	$253,076	$(243,666)
State income tax provision (benefit) net of federal benefit	6,329	3,608	(698)
Canadian net operating loss valuation allowance	—	(677)	—
Tax effect of rate change	4,228	1,939	—
Other, net	(1,692)	669	(772)

	$257,670	$258,615	$(245,136)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities for continuing operations are as follows:

	Year Ended December 31,
	2011	2010
Deferred tax assets — current:
Derivative instruments, net	$—	$255
Incentive compensation/other, net	9,329	4,627

Net deferred tax assets — current	$9,329	$4,882

Deferred tax liabilities — current:
Derivative instruments, net	$82,709	$47,567

Net deferred tax liabilities — current	$82,709	$47,567

Net deferred tax liability — current	$73,380	$42,685

Deferred tax assets — non-current:
U.S. federal tax credit carryforwards	13,280	13,714
Capital loss carryforwards	1,929	—
Derivative instruments, net	—	1,161
Incentive compensation/other, net	13,030	14,745

	28,239	29,620
Valuation allowance — Foreign Tax Credit (FTC)	(1,692)	(1,692)
Valuation allowance (Capital loss carryforwards)	(1,929)	—

Net deferred tax assets — non-current	$24,618	$27,928

Deferred tax liabilities — non-current:
Property and equipment	659,040	448,298
Other	587	341

Net non-current tax liabilities	$659,627	$448,639

Net non-current tax liability	$635,009	$420,711

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing the standard related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2011.

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

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and international jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

As of December 31, 2011, the Company had approximately $11.6 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. federal income taxes. These AMT credits do not expire and can be carried forward indefinitely. In addition, as of December 31, 2011, the Company has $1.7 million of foreign tax credit carryforwards, none of which expire prior to 2017. However, with the 2007 sale of Sino American Energy, the Company no longer has foreign source income for which to utilize its foreign tax credit carryforwards. Therefore, a valuation allowance has been placed on the remaining foreign tax credit carryforwards.

The Company had an unutilized capital loss carryforward of approximately $5.4 million as of December 31, 2011. The majority of this carryforward expires in 2013. Due to the unpredictability of future capital gains that would allow for the utilization of this carryforward, a valuation allowance has be placed on the full amount of the carryforward.

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

The Company periodically uses derivative instruments designated as cash flow hedges for tax purposes as a method of managing its exposure to commodity price fluctuations. To the extent these hedges are effective, changes in the fair value of these derivative instruments are recorded in Other Comprehensive Income, net of income tax. To the extent these hedges are ineffective, they are marked to market with gains and losses recorded

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the statement of operations. At December 31, 2011 and 2010, the Company also recorded a total deferred tax liability of $82.7 million and $46.2 million, respectively, attributable to the unrealized gains and losses recorded in the statement of operations.

11.	EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer up to 100% of their compensation, subject to certain limitations. The Company matches 100% of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Transportation contract.    The Company is an anchor shipper on REX securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. REX begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. The Company’s commitment involves a capacity of 200 MMMBtu per day of natural gas for a term of 10-years commencing in November 2009, and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper.

Subsequently, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, beginning in January 2012 through December 2018. This additional capacity will provide the Company with the ability to move additional volumes from its producing wells in Wyoming to markets in the eastern U.S.

The Company currently projects that demand charges related to the remaining term of the contract will total approximately $776.3 million.

Drilling contracts.    As of December 31, 2011, the Company had committed to drilling obligations with certain rig contractors totaling $60.5 million ($45.5 million due in 2012, $15.0 million due in 2013). The commitments expire in 2013 and were entered into to fulfill the Company’s drilling program initiatives in Wyoming.

Office space lease.    The Company’s maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $2.5 million at December 31, 2011 ($1.0 million in 2012, $1.5 million in 2013 to 2015).

During the years ended December 31, 2011, 2010 and 2009, the Company recognized expense associated with its office leases in the amount of $0.9 million, $0.8 million, and $0.9 million, respectively.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of credit risk with respect to receivables is limited due to the large number of customers and their dispersion across geographic areas. Commodity-based contracts may expose the Company to the credit risk of nonperformance by the counterparty to these contracts. This credit exposure to the Company is diversified primarily among as many as ten major investment grade institutions and will only be present if the reference price of natural gas established in those contracts is less than the prevailing market price of natural gas, from time to time.

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or condensate sales, nor derivative settlements sales at December 31, 2011.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2011, the Company had no single customer that represented 10% or more of its total revenues.

14.	SUBSEQUENT EVENTS:

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The FASB issued ASU No. 2010-09, Subsequent Events (FASB ASC 855), Amendments to Certain Recognition and Disclosure Requirements, on February 24, 2010, in an effort to remove some contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments remove the requirement that public companies disclose the date through which their financial statements are evaluated for subsequent events in both issued and revised financial statements. The Company has evaluated the period subsequent to December 31, 2011 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$257,290	$280,567	$293,141	$270,798	$1,101,796
Gain on commodity derivatives	15,635	47,606	114,166	136,325	313,732
Expenses from continuing operations	145,666	151,365	160,543	184,458	642,032
Interest expense	14,590	15,590	15,902	17,074	63,156
Other income (expense), net	20	(4)	(3)	519	532

Income before income tax provision	112,689	161,214	230,859	206,110	710,872
Income tax provision	43,969	57,709	81,713	74,279	257,670

Net income	$68,720	$103,505	$149,146	$131,831	$453,202

Net income per common share — basic	$0.45	$0.68	$0.98	$0.86	$2.97

Net income per common share — fully diluted	$0.44	$0.67	$0.97	$0.86	$2.94

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$273,124	$228,388	$240,374	$237,500	$979,386
Gain (loss) on commodity derivatives	181,351	14,566	150,186	(20,651)	325,452
Expenses from continuing operations	124,260	125,999	128,489	144,342	523,090
Interest expense	11,718	11,437	11,382	14,495	49,032
Litigation expense	—	9,902	—	—	9,902
Other (expense) income , net	151	22	12	75	260

Income before income tax provision	318,648	95,638	250,701	58,087	723,074
Income tax provision	116,272	34,145	88,059	20,139	258,615

Net income	$202,376	$61,493	$162,642	$37,948	$464,459

Net income per common share — basic	$1.33	$0.40	$1.07	$0.25	$3.05

Net income per common share — fully diluted	$1.31	$0.40	$1.05	$0.25	$3.01

16.	DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates by our independent engineers, Netherland, Sewell & Associates, Inc. The Vice President – Reservoir Engineering & Development has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 17 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

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

The Company’s proved undeveloped reserves are limited to economic locations that are scheduled in accordance with the Company’s current planning and budgeting process. The inventory of bookable locations available to the Company is substantially larger than the amount ultimately included in the Company’s year-end reserves. From time to time, the Company may adjust the inventory and schedule of its proved undeveloped locations in response to changes in capital budget, economics, new opportunities in the portfolio or resource availability. The Company has not scheduled any proved undeveloped reserves beyond five years nor does it have any proved undeveloped locations that have been part of its inventory of proved undeveloped locations for over five years.

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

In estimating proved reserves and future revenue as of December 31, 2011, the Company’s independent reserve engineer, Netherland, Sewell & Associates, Inc., used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and guidelines, were also used. In evaluating the information at their disposal, Netherland, Sewell & Associates, Inc. excluded from their consideration all matters as to which the controlling interpretation may be legal or accounting, rather than engineering and geoscience. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, Netherland, Sewell & Associates, Inc.’s conclusions necessarily represent only informed professional judgment.

The following unaudited tables as of December 31, 2011, 2010, and 2009 are based upon estimates prepared by Netherland, Sewell & Associates, Inc. in reports dated February 1, 2012, January 31, 2011, and January 27, 2010, respectively. These are estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2011, 2010 and 2009. All such reserves are located in the Green River Basin in Wyoming and the Appalachian Basin of Pennsylvania.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since January 1, 2011, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

B.    ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil (MBbls)	Natural Gas (MMcf)
Reserves, December 31, 2008	27,007	3,355,788
Extensions, discoveries and additions	5,902	758,659
Production	(1,320)	(172,189)
Revisions	(2,404)	(205,657)

Reserves, December 31, 2009	29,185	3,736,601

Extensions, discoveries and additions	7,369	1,055,047
Production	(1,334)	(205,613)
Revisions	(3,536)	(385,880)

Reserves, December 31, 2010	31,684	4,200,155

Extensions, discoveries and additions	4,592	1,112,147
Production	(1,408)	(236,832)
Revisions	(1,787)	(296,916)

Reserves, December 31, 2011	33,081	4,778,554

	United States
	Oil (MBbls)	Natural Gas (MMcf)
Proved:
Developed	11,462	1,412,562
Undeveloped	15,546	1,943,225

Total Proved — 2008	27,007	3,355,788

Developed	11,627	1,541,813
Undeveloped	17,558	2,194,788

Total Proved — 2009	29,185	3,736,601

Developed	11,013	1,678,697
Undeveloped	20,671	2,521,458

Total Proved — 2010	31,684	4,200,155

Developed	11,794	1,973,391
Undeveloped	21,287	2,805,163

Total Proved — 2011	33,081	4,778,554

During 2011, substantially all of our extensions and discoveries in the proved developed category were attributable to wells drilled in 2011, and substantially all of our extensions and discoveries in the proved undeveloped category were attributable to our ongoing drilling activities and its associated effect on our proved undeveloped reserves estimates.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.    STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved natural gas reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2011, 2010 and 2009 was $4.035, $4.05 and $3.04 per Mcf, respectively, for natural gas and $88.19, $68.93 and $52.18 per barrel, respectively, for condensate, based upon the average of the price in effect on the first day of the month for the preceding twelve month period.

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

	As of December 31,
	2011	2010	2009
Future cash inflows	$22,196,913	$19,186,072	$12,870,816
Future production costs	(6,113,282)	(5,253,509)	(3,916,222)
Future development costs	(4,294,375)	(3,052,843)	(2,249,993)
Future income taxes	(3,340,516)	(3,198,413)	(1,998,114)

Future net cash flows	8,448,740	7,681,307	4,706,487
Discount at 10%	(4,652,684)	(4,155,739)	(2,679,787)

Standardized measure of discounted future net cash flows	$3,796,056	$3,525,568	$2,026,700

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET         CASH FLOWS:

	December 31,
	2011	2010	2009
Standardized measure, beginning	$3,525,568	$2,026,700	$3,017,686
Net revisions of previous quantity estimates	(446,677)	(592,919)	(216,946)
Extensions, discoveries and other changes	1,654,793	1,601,154	782,763
Changes in future development costs	(741,658)	(606,449)	(103,056)
Sales of oil and gas, net of production costs	(896,434)	(787,409)	(513,958)
Net change in prices and production costs	108,108	1,501,002	(1,772,644)
Development costs incurred during the period that reduce future development costs	464,880	404,402	395,092
Accretion of discount	499,358	288,713	444,387
Net changes in production rates and other	(338,982)	297,957	(572,380)
Net change in income taxes	(32,900)	(607,583)	565,756

Aggregate changes	270,488	1,498,868	(990,986)

Standardized measure, ending	$3,796,056	$3,525,568	$2,026,700

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

E.   COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2011	2010	2009
United States
Acquisition costs — unproved properties, net	$91,983	$472,339	$33,176
Exploration	48,998	249,029	102,217
Development	1,372,805	855,110	605,958

Total	$1,513,786	$1,576,478	$741,351

F.   RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2011	2010	2009
United States
Oil and gas revenue	$1,101,796	$979,386	$666,762
Production expenses	(205,363)	(191,978)	(152,804)
Depletion and depreciation	(346,394)	(241,796)	(201,826)
Write-down of proved oil and gas properties	—	—	(1,037,000)
Income taxes	(197,464)	(193,692)	254,429

Total	$352,575	$351,920	$(470,439)

G.   CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2011	2010
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$5,974,604	$4,575,222
Less: accumulated depletion, depreciation and amortization	(2,322,982)	(1,985,799)

	3,651,622	2,589,423
Unproven Properties:
Acquisition and exploration costs not being amortized	537,526	486,247

	$4,189,148	$3,075,670

Item 9.     Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.     Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 52 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.     Other Information.

None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2011.

The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The full text of such code of ethics is posted on the Company’s website at www.ultrapetroleum.com, and is available free of charge in print to any shareholder who requests it. Requests for copies should be addressed to the Secretary at 400 North Sam Houston Parkway East, Suite 1200, Houston, Texas 77060.

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2011.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December  31, 2011.

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2011.

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
10.1

Credit Agreement dated as of October 6, 2011 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 11, 2011).

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

10.9	Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.10	First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 5, 2009).

Exhibit Number	Description

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

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2011.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman of the Board,
Chief Executive Officer, and President

Date: February 17, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 17, 2012

/s/ Marshall D. Smith Marshall D. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	February 17, 2012

/s/ Garland R. Shaw Garland R. Shaw	Corporate Controller (principal accounting officer)	February 17, 2012

/s/ W. Charles Helton W. Charles Helton	Director	February 17, 2012

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 17, 2012

/s/ Roger A. Brown Roger A. Brown	Director	February 17, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
10.1

Credit Agreement dated as of October 6, 2011 among Ultra Resources, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 11, 2011).

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

Exhibit Number	Description

10.12	Third Supplement dated October 12, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 12, 2010).
10.13

Sale and Purchase Agreement dated December 18, 2009 between Ultra Resources, Inc. and NCL Appalachian Partners, L.P., Locin Oil Corporation, Lyons Petroleum Reserves, Inc., MC Reserves, Inc., (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on December 23, 2009).

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2011.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.