Form 10-Q
period 2012-03-31
ULTRA PETROLEUM CORP
filed 2012-05-03
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-33614

ULTRA PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 North Sam Houston Parkway E., Suite 1200, Houston, Texas	77060
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 23, 2012 was 152,912,173.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31,
	2012	2011
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:

Natural gas sales	$191,040	$231,916
Oil sales	35,103	25,374

Total operating revenues	226,143	257,290

Expenses:
Lease operating expenses	17,002	12,357
Production taxes	18,219	23,273
Gathering fees	19,552	13,007
Transportation charges	21,056	16,159
Depletion, depreciation and amortization	112,702	73,759
General and administrative	5,008	7,111

Total operating expenses	193,539	145,666

Operating income	32,604	111,624

Other income (expense), net:
Interest expense	(18,298)	(14,590)
Gain on commodity derivatives	120,283	15,635
Rig cancellation fees	(4,846)	—
Other income, net	8	20

Total other income, net	97,147	1,065

Income before income tax provision	129,751	112,689

Income tax provision	45,489	43,969

Net income	$84,262	$68,720

Net income per common share—basic	$0.55	$0.45

Net income per common share—fully diluted	$0.55	$0.44

Weighted average common shares outstanding—basic	152,601	152,597

Weighted average common shares outstanding - fully diluted	153,518	154,456

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(Amounts in thousands of
	U.S. dollars, except share data)
ASSETS

Current Assets:
Cash and cash equivalents	$2,533	$11,307
Restricted cash	121	121
Oil and gas revenue receivable	73,040	88,243
Joint interest billing and other receivables	48,513	82,370
Derivative assets	289,078	230,385
Prepaid drilling costs and other current assets	13,691	7,494

Total current assets	426,976	419,920
Oil and gas properties, net, using the full cost method of accounting:
Proved	3,809,765	3,651,622
Unproved properties not being amortized	541,868	537,526
Property, plant and equipment	266,597	246,586
Deferred financing costs and other	13,516	14,051

Total assets	$5,058,722	$4,869,705

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$265,806	$295,873
Production taxes payable	59,531	62,117
Deferred tax liabilities	97,275	73,380
Interest payable	8,777	30,306
Derivative liabilities	946	—
Capital cost accrual	195,164	209,303

Total current liabilities	627,499	670,979
Long-term debt	2,019,000	1,903,000
Deferred income tax liabilities	658,927	635,009
Other long-term obligations	80,885	67,008
Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; authorized - unlimited; issued and outstanding - 152,910,737 and 152,476,564 at March 31, 2012 and December 31, 2011, respectively	462,988	463,221
Treasury stock	(484)	(14,951)
Retained earnings	1,209,907	1,145,439

Total shareholders’ equity	1,672,411	1,593,709

Total liabilities and shareholders’ equity	$5,058,722	$4,869,705

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$84,262	$68,720
Adjustments to reconcile net income to cash provided by operating activities:
Depletion and depreciation	112,702	73,759
Deferred income taxes	44,073	41,330
Unrealized (gain) loss on commodity derivatives	(57,746)	29,405
(Excess) reduction in tax benefits from stock based compensation	3,739	(1,106)
Stock compensation	2,456	3,122
Other	537	251
Net changes in operating assets and liabilities:
Accounts receivable	49,060	(6,159)
Prepaid expenses and other	(5,698)	(4,791)
Other non-current assets	—	45
Accounts payable and accrued liabilities	(28,421)	(42,672)
Production taxes payable	(2,586)	(7,439)
Interest expense payable	(21,529)	14,867
Other long-term obligations	10,100	12,565
Taxation payable/receivable, net	(1,646)	2,725

Net cash provided by operating activities	189,303	184,622
Investing Activities:
Oil and gas property expenditures	(272,241)	(305,700)
Gathering system expenditures	(16,391)	(13,545)
Change in capital cost accrual	(14,139)	(818)
Inventory	(671)	(430)
Purchase of capital assets	(1,571)	(175)

Net cash used in investing activities	(305,013)	(320,668)
Financing activities:
Borrowings on long-term debt	323,000	201,000
Payments on long-term debt	(207,000)	(113,000)
Repurchased shares/net share settlements	(5,957)	(2,967)
Excess (reduction in) tax benefits from stock based compensation	(3,739)	1,106
Proceeds from exercise of options	632	1,965

Net cash provided by financing activities	106,936	88,104
Decrease in cash during the period	(8,774)	(47,942)
Cash and cash equivalents, beginning of period	11,307	70,834

Cash and cash equivalents, end of period	$2,533	$22,892

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted)

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are conducted in the Green River Basin of Southwest Wyoming and in the north-central Pennsylvania area of the Appalachian Basin. In addition, the Company recently acquired acreage in eastern Colorado’s Denver Julesberg Basin.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2011, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2011 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

(d) Oil and Natural Gas Properties: The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities – Oil and Gas (“FASB ASC 932”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and natural gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

The sum of net capitalized costs and estimated future development costs of oil and natural gas properties are amortized using the units-of-production method based on the Company’s proved reserves. Oil and natural gas reserves and production are converted into equivalent units based on relative energy content. Asset retirement obligations are included in the base costs for calculating depletion.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(e) Derivative Instruments and Hedging Activities: Currently, the Company largely relies on commodity derivative contracts to manage its exposure to commodity price risk. These commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties. Additionally, and from time to time, the Company enters into physical, fixed price forward natural gas sales in order to mitigate its commodity price exposure on a portion of its natural gas production. These fixed price forward natural gas sales are considered normal sales in the ordinary course of business and outside the scope of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

(f) Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria described in FASB ASC Topic 740, Income Taxes. In addition, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

(g) Earnings Per Share: Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(Share amounts in 000’s)
Net income	$84,262	$68,720

Weighted average common shares outstanding—basic	152,601	152,597
Effect of dilutive instruments	917	1,859

Weighted average common shares outstanding—fully diluted	153,518	154,456

Net income per common share—basic	$0.55	$0.45

Net income per common share - fully diluted	$0.55	$0.44

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,864	968

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(h) Use of Estimates: Preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i) Accounting for Share-Based Compensation: The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.

(j) Fair Value Accounting: The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. See Note 7 for additional information.

(k) Asset Retirement Obligation: The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.

(l) Revenue Recognition: The Company generally sells natural gas and condensate under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. The Company records a receivable or a liability to the extent it receives less or more than its share of the volumes and related revenue. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.

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

(m) Capitalized Interest: Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service.

(n) Capital Cost Accrual: The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

(o) Reclassifications: Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(p) Recent Accounting Pronouncements: In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC 820. The amended guidance clarifies many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

2. OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2012	2011
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$6,242,755	$5,974,604
Less: Accumulated depletion, depreciation and amortization	(2,432,990)	(2,322,982)

	3,809,765	3,651,622

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	541,868	537,526

Net capitalized costs—oil and gas properties	$4,351,633	$4,189,148

(1) For the three months ended March 31, 2012 and 2011, total interest on outstanding debt was $25.4 million and $22.6 million, respectively, of which, $7.1 million and $8.0 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems that are not currently in service.

3. LONG-TERM LIABILITIES:

	March 31,	December 31,
	2012	2011
Bank indebtedness	$459,000	$343,000
Senior Notes	1,560,000	1,560,000
Other long-term obligations	80,885	67,008

	$2,099,885	$1,970,008

Bank indebtedness: The Company (through its subsidiary, Ultra Resources) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At March 31, 2012, the Company had $459.0 million in outstanding borrowings and $541.0 million of available borrowing capacity under the Credit Facility.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (175 basis points per annum as of March 31, 2012).

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2012, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended March 31,
	2012	2011
Total cost of share-based payment plans	$3,681	$5,125
Amounts capitalized in fixed assets	$1,225	$2,003
Amounts charged against income, before income tax benefit	$2,456	$3,122
Amount of related income tax benefit recognized in income	$1,011	$1,121

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2012 and the year ended December 31, 2011:

		Weighted Average
	Number of
	Options	Exercise Price
	(000’s)	(US$)
Balance, December 31, 2010	2,230	$3.91 to	$98.87

Forfeited	(99)	$51.60 to	$75.18
Exercised	(672)	$3.91 to	$33.57

Balance, December 31, 2011	1,459	$16.97 to	$98.87

Forfeited	(14)	$25.08 to	$75.18
Exercised	(33)	$16.97 to	$25.68

Balance, March 31, 2012	1,412	$16.97 to	$98.87

Performance Share Plans:

Long Term Incentive Plans. The Company offers a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. In 2010, 2011 and 2012, the Compensation Committee (the “Committee”) approved an award consisting of performance-based restricted stock units to be awarded to each participant.

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary and individual performance level to derive a Long Term Incentive Value as a “target” value which corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the target level for all performance

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measures is met. In addition, each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For LTIP awards in each of 2010, 2011 and 2012, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the three months ended March 31, 2012, the Company recognized $1.7 million in pre-tax compensation expense related to the 2010, 2011 and 2012 LTIP awards of restricted stock units as compared to $2.6 million during the three months ended March 31, 2011 related to the 2009, 2010 and 2011 LTIP awards of restricted stock units. The amounts recognized during the three months ended March 31, 2012 assumes that maximum performance objectives are attained. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2012, for each of the three year performance periods is expected to be approximately $11.6 million, $11.7 million, and $8.0 million related to the 2010, 2011 and 2012 LTIP awards of restricted stock units, respectively. The 2009 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2012 and totaled $24.1 million (409,160 net shares).

5. INCOME TAXES:

During the three months ended March 31, 2012, the Company recorded an income tax provision of $45.5 million, or 35.1% of income before income tax provision. This compares to an income tax provision of $44.0 million, or 39.0% of income before income tax provision for the three months ended March 31, 2011. The Company’s effective tax rate for the quarter ended March 31, 2012 decreased as compared to the quarter ended March 31, 2011 primarily due to the impact of Pennsylvania state income taxes.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. The Board has approved hedging greater than 50% of the Company’s forecast 2012 production.

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

Commodity Derivative Contracts: At March 31, 2012, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price/MMBTU	Fair Value - March 31, 2012
					Asset
Swap	NYMEX	Apr-Dec 2012	500,000	$4.23	$237,201
Swap	NYMEX	Apr-Oct 2012	90,000	$5.00	$50,931

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the pre-tax realized and unrealized gains the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the periods ended March 31, 2012 and 2011:

	For the Three Months
	Ended March 31,
Natural Gas Commodity Derivatives:	2012	2011
Realized gain on commodity derivatives (1)	$62,537	$45,040
Unrealized gain on commodity derivatives (1)	57,746	(29,405)

Total gain (loss) on commodity derivatives	$120,283	$15,635

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Income.

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

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of March 31, 2012. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$289,078	$—	$289,078

Liabilities:
Current derivative liability	$—	$946	$—	$946

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$111,404	$100,000	$111,475
7.31% Notes due 2016, issued 2009	62,000	74,628	62,000	74,817
4.98% Notes due 2017, issued 2010	116,000	129,801	116,000	128,570
5.92% Notes due 2018, issued 2008	200,000	232,991	200,000	231,091
7.77% Notes due 2019, issued 2009	173,000	220,103	173,000	219,552
5.50% Notes due 2020, issued 2010	207,000	231,531	207,000	229,423
4.51% Notes due 2020, issued 2010	315,000	322,868	315,000	318,925
5.60% Notes due 2022, issued 2010	87,000	94,266	87,000	94,165
4.66% Notes due 2022, issued 2010	35,000	34,719	35,000	34,631
5.85% Notes due 2025, issued 2010	90,000	98,936	90,000	99,022
4.91% Notes due 2025, issued 2010	175,000	174,137	175,000	173,835
Credit Facility	459,000	459,000	343,000	343,000

	$2,019,000	$2,184,384	$1,903,000	$2,058,506

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2012 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming—the Pinedale and Jonah fields—and is in the early exploration and development stages in the Appalachian Basin of Pennsylvania. In addition, the Company has recently acquired acreage in eastern Colorado’s Denver Julesburg Basin. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

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

Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns. Accordingly, in response to the current low natural gas price environment, we have reduced capital expenditures by reducing the number of drilling rigs operating in our Wyoming fields and are encouraging the parties operating projects on our behalf in Pennsylvania to reduce their activity this year as well. Reductions in our activity will result in reduced capital spending during the current year as compared to the prior year.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has declined significantly since the beginning of 2011. The Company has limited the impact of these low prices on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. During the quarter ended March 31, 2012, the average price realization for the Company’s natural gas was $3.81 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $2.87 per Mcf, excluding the realized gains and losses on commodity derivatives. These amounts compare with $5.13 per Mcf, including realized gains and losses on commodity derivatives, and $4.29 per Mcf, excluding such realized gains during the first quarter of 2011. (See Note 6).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at March 31, 2012 is summarized in the following table based on the inputs used to determine fair value:

	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$289,078	$—	$289,078

Liabilities:
Current derivative liability	$—	$946	$—	$946

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

Asset Retirement Obligation. The Company’s asset retirement obligations (“ARO”) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and natural gas properties. FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”) requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, estimated probabilities, amounts and timing of settlements, the credit-adjusted, risk-free rate to be used, inflation rates, and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense. The related capitalized costs, including revisions thereto, are charged to expense through depletion, depreciation and amortization (“DD&A”).

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2012 and 2011 was $2.5 million and $3.1 million, respectively. See Note 4 for additional information.

Full Cost Method of Accounting. The Company uses the full cost method of accounting for oil and gas exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and FASB ASC Topic 932, Extractive Activities – Oil and Gas (“FASB ASC 932”). Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2012 or 2011.

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

Recent accounting pronouncements. In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC 820. The amended guidance clarifies many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2012 vs. Quarter Ended March 31, 2011

During the quarter ended March 31, 2012, production increased 23% on a gas equivalent basis to 68.8 Bcfe from 55.8 Bcfe for the same quarter in 2011. This increase in production was attributable to the Company’s successful drilling activities during 2011 and in the first three months of 2012. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 26% to $3.81 per Mcf in the first quarter of 2012 as compared to $5.13 per Mcf for the same quarter of 2011. During the three months ended March 31, 2012, the Company’s average price for natural gas was $2.87 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.29 per Mcf for the same period in 2011. The decrease in average natural gas prices offset in part by the increase in production contributed to a 12% decrease in revenues to $226.1 million as compared to $257.3 million in 2011.

Lease operating expense (“LOE”) increased to $17.0 million during the first quarter of 2012 compared to $12.4 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs increased to $0.25 per Mcfe at March 31, 2012 compared to $0.22 per Mcfe at March 31, 2011 as a result of higher compression and water disposal costs for Pennsylvania wells and workover expenses in Wyoming.

During the three months ended March 31, 2012, production taxes were $18.2 million compared to $23.3 million during the same period in 2011, or $0.26 per Mcfe compared to $0.42 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 8.1% of revenues for the quarter ended March 31, 2012 and 9.0% of revenues for the same period in 2011. The decrease in per unit taxes is primarily attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended March 31, 2012 as compared to the same period in 2011 as well as increased production in Pennsylvania.

Gathering fees increased to $19.6 million for the three months ended March 31, 2012 compared to $13.0 million during the same period in 2011 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.28 per Mcfe for the three months ended March 31, 2012 as compared to $0.23 per Mcfe during the same period in 2011 as a result of higher gathering fees for certain outside operated wells in Pennsylvania.

To secure pipeline infrastructure providing sufficient capacity to transport a portion of the Company’s natural gas production into relatively higher priced Northeastern markets and to provide for reasonable basis differentials for its natural gas, the Company incurred firm transportation charges totaling $21.1 million for the quarter ended March 31, 2012 as compared to $16.2 million for the same period in 2011 in association with Rockies Express Pipeline (‘REX”) transportation charges. On a per unit basis, transportation charges increased to $0.31 per Mcfe (on total company volumes) for the three months ended March 31, 2012 as compared to $0.29 per Mcfe (on total company volumes) for the same period in 2011 primarily due to demand charges associated with the additional capacity of 50 MMMBtu per day secured on the REX pipeline system beginning in January 2012.

DD&A expenses increased to $112.7 million during the three months ended March 31, 2012 from $73.8 million for the same period in 2011, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.64 per Mcfe for the quarter ended March 31, 2012 from $1.32 per Mcfe for the quarter ended March 31, 2011 primarily as a result of increased well costs in Pennsylvania costs.

General and administrative expenses decreased to $5.0 million for the quarter ended March 31, 2012 compared to $7.1 million for the same period in 2011. The decrease in general and administrative expenses is primarily attributable to lower incentive compensation costs and increased charge-outs to wells. On a per unit basis, general and administrative expenses were $0.07 per Mcfe for the quarter ended March 31, 2012 compared to $0.13 per Mcfe for the quarter ended March 31, 2011.

Interest expense increased to $18.3 million during the quarter ended March 31, 2012 compared to $14.6 million during the same period in 2011 as a result of increased borrowings during the period ended March 31, 2012. At March 31, 2012, the Company had $2.0 billion in borrowings outstanding. In addition, the Company capitalized $7.1 million and $8.0 million in interest expense for the quarters ended March 31, 2012 and 2011, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems that are not currently in service (See Note 2).

During the quarter ended March 31, 2012, the Company recognized $4.8 million in rig cancellation fees. In response to low natural gas prices, the Company has reduced its drilling rig count to two rigs, down from six at December 31, 2011.

During the quarter ended March 31, 2012, the Company recognized $62.5 million of realized gain on commodity derivatives as compared to $45.0 million of realized gain on commodity derivatives during the quarter ended March 31, 2011. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended March 31, 2012, the Company recorded $57.7 million in unrealized gain on commodity derivatives as compared to $29.4 million in unrealized loss on commodity derivatives during the quarter ended March 31, 2011. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $129.8 million for the quarter ended March 31, 2012 compared with income before income taxes of $112.7 million for the same period in 2011. The increase in earnings is primarily related to the change in the unrealized gain or loss on commodity derivatives during the quarter ended March 31, 2012 as compared to the same period in 2011 together with the increase in production during the three months ended March 31, 2012 as compared to the same period in 2011 offset in part by decreased average natural gas prices.

The income tax provision recognized for the quarter ended March 31, 2012 was $45.5 million compared with $44.0 million for the three months ended March 31, 2011. The Company’s effective tax rate for the quarter ended March 31, 2012 decreased to 35.1% as compared to 39.0% for the quarter ended March 31, 2011. The Company’s effective tax rate decreased primarily due to the impact of Pennsylvania state income taxes.

For the three months ended March 31, 2012, the Company recognized net income of $84.3 million or $0.55 per diluted share as compared with net income of $68.7 million or $0.44 per diluted share for the same period in 2011. The increase is primarily attributable to the change in the unrealized gain or loss on commodity derivatives during the quarter ended March 31, 2012 as compared to the same period in 2011 together with the increase in production during the quarter ended March 31, 2012 as compared to the same period in 2011 offset in part by decreased revenues resulting from decreased average natural gas prices.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2012, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 80 gross (34.8 net) wells that were drilled to total depth and cased in Wyoming and Pennsylvania. For the three month period ended March 31, 2012, total capital expenditures were $288.6 million ($272.2 million related to oil and gas exploration and development expenditures and $16.4 million related to gathering system expenditures).

At March 31, 2012, the Company reported a cash position of $2.5 million compared to $22.9 million at March 31, 2011. Working capital deficit at March 31, 2012 was $200.5 million compared to working capital deficit of $77.6 million at March 31, 2011. At March 31, 2012, the Company had $459.0 million in outstanding borrowings and $541.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $80.9 million at March 31, 2012 was comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, credit facility (see Note 3) and cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2012, which is currently projected to be approximately $825.0 million.

Bank indebtedness: The Company (through its subsidiary, Ultra Resources) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At March 31, 2012, the Company had $459.0 million in outstanding borrowings and $541.0 million of available borrowing capacity under the Credit Facility.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 50 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (175 basis points per annum as of March 31, 2012).

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2012, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes. (See Note 3).

Operating Activities. During the three months ended March 31, 2012, net cash provided by operating activities was $189.3 million, a 3% increase from $184.6 million for the same period in 2011. The increase in net cash provided by operating activities is largely attributable to increased production offset in part by decreased revenues resulting from decreased realized natural gas prices, including realized gains on commodity derivatives during the three months ended March 31, 2012 as compared to the same period in 2011.

Investing Activities. During the three months ended March 31, 2012, net cash used in investing activities was $305.0 million as compared to $320.7 million for the same period in 2011. The decrease in net cash used in investing activities is largely associated with decreased capital investments associated with the Company’s drilling activities in 2012 as compared to 2011.

Financing Activities. During the three months ended March 31, 2012, net cash provided by financing activities was $106.9 million as compared to $88.1 million for the same period in 2011. The increase in net cash provided by financing activities is largely due to increased borrowings in 2012 as compared to 2011.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations

As of December 31, 2011, the Company had committed to drilling obligations with certain rig contractors that will continue into 2013. In response to low natural gas prices, the Company has reduced its drilling rig count to two rigs, down from six rigs at December 31, 2011. As a result, the contractual obligations related to drilling rig contractors has been reduced to $34.9 million at March 31, 2012 as compared to $60.5 million at December 31, 2011.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2011 for additional risks related to the Company’s business.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. The Board has approved hedging greater than 50% of the Company’s forecast 2012 production.

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

Commodity Derivative Contracts: At March 31, 2012, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price/MMBTU	Fair Value - March 31, 2012
					Asset
					(Amounts in 000’s)
Swap	NYMEX	Apr-Dec 2012	500,000	$4.23	$237,201
Swap	NYMEX	Apr-Oct 2012	90,000	$5.00	$50,931

The following table summarizes the pre-tax realized and unrealized gains the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Income for the periods ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
Natural Gas Commodity Derivatives:	2012	2011
	(Amounts in 000’s)
Realized gain on commodity derivatives (1)	$62,537	$45,040
Unrealized gain (loss) on commodity derivatives (1)	57,746	(29,405)

Total gain on commodity derivatives	$120,283	$15,635

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior credit facility.

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of Publicly	Dollar Value)
	Total Number		Announced	that may yet
	of Shares	Average Price	Plans or	be Purchased
	Purchased	Paid per	Programs	Under the Plans
Period	(000’s)	Share	(000’s)	or Programs
January 2012	—	—	—	$386 million
February 2012	20	$24.56	20	$386 million
March 2012	—	—	—	$386 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.2	By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman, President and
Chief Executive Officer

Date: May 3, 2012

By:	/s/ Marshall D. Smith
Name: Marshall D. Smith
Title: Senior Vice President and
Chief Financial Officer

Date: May 3, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.2	By-Laws of Ultra Petroleum Corp-(incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.