Form 10-Q
period 2012-06-30
ULTRA PETROLEUM CORP
filed 2012-08-02
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 23, 2012 was 152,930,367.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:

Natural gas sales	$140,836	$249,835	$331,876	$481,751
Oil sales	29,434	30,732	64,537	56,107

Total operating revenues	170,270	280,567	396,413	537,858

Expenses:
Lease operating expenses	12,239	11,115	29,241	23,472
Production taxes	13,367	24,846	31,587	48,119
Gathering fees	16,766	13,910	36,318	26,917
Transportation charges	21,366	16,273	42,422	32,431
Depletion, depreciation and amortization	114,767	79,219	227,469	152,978
Ceiling test and other impairments	1,869,136	—	1,869,136	—
General and administrative	7,559	6,002	12,567	13,113

Total operating expenses	2,055,200	151,365	2,248,740	297,030

Operating (loss) income	(1,884,930)	129,202	(1,852,327)	240,828

Other income (expense), net:
Interest expense	(18,748)	(15,590)	(37,046)	(30,180)
(Loss) gain on commodity derivatives	(33,287)	47,606	86,996	63,241
Rig cancellation fees	(4,666)	—	(9,512)	—
Other income (expense), net	7	(4)	14	16

Total other (expense) income, net	(56,694)	32,012	40,452	33,077

(Loss) income before income tax (benefit) provision	(1,941,624)	161,214	(1,811,875)	273,905

Income tax (benefit) provision	(754,642)	57,709	(709,152)	101,679

Net (loss) income	$(1,186,982)	$103,505	$(1,102,723)	$172,226

Net (loss) income per common share—basic	$(7.76)	$0.68	$(7.22)	$1.13

Net (loss) income per common share—fully diluted	$(7.76)	$0.67	$(7.22)	$1.11

Weighted average common shares outstanding—basic	152,921	152,899	152,761	152,749

Weighted average common shares outstanding—fully diluted	152,921	154,377	152,761	154,498

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS

Current Assets:
Cash and cash equivalents	$15,698	$11,307
Restricted cash	121	121
Oil and gas revenue receivable	59,085	88,243
Joint interest billing and other receivables	38,643	82,370
Derivative assets	143,032	230,385
Prepaid drilling costs and other current assets	5,984	7,494

Total current assets	262,563	419,920
Oil and gas properties, net, using the full cost method of accounting:
Proved	2,617,805	3,651,622
Unproved properties not being amortized	46,128	537,526
Property, plant and equipment	248,567	246,586
Deferred tax assets	44,778	—
Deferred financing costs and other	12,981	14,051

Total assets	$3,232,822	$4,869,705

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$179,132	$295,873
Production taxes payable	59,445	62,117
Deferred tax liabilities	44,778	73,380
Interest payable	30,439	30,306
Derivative liabilities	2,456	—
Capital cost accrual	246,818	209,303

Total current liabilities	563,068	670,979
Long-term debt	2,117,000	1,903,000
Deferred income tax liabilities	—	635,009
Other long-term obligations	64,180	67,008
Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; authorized - unlimited; issued and outstanding - 152,930,367 and 152,476,564 at June 30, 2012 and December 31, 2011, respectively	465,947	463,221
Treasury stock	(2)	(14,951)
Retained earnings	22,629	1,145,439

Total shareholders’ equity	488,574	1,593,709

Total liabilities and shareholders’ equity	$3,232,822	$4,869,705

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(1,102,723)	$172,226
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion and depreciation	227,469	152,978
Ceiling test and other impairments	1,869,136	—
Deferred income tax (benefit) provision	(712,175)	97,128
Unrealized loss on commodity derivatives	89,809	26,879
Reduction in (excess) tax benefits from stock based compensation	4,027	(6,552)
Stock compensation	4,781	6,446
Other	1,079	521
Net changes in operating assets and liabilities:
Accounts receivable	72,885	(12,336)
Prepaid expenses and other	2,004	(1,571)
Other non-current assets	—	7
Accounts payable and accrued liabilities	(116,706)	26,825
Production taxes payable	(2,672)	8,376
Interest expense payable	133	2,928
Other long-term obligations	(9,359)	327
Taxation payable/receivable, net	(39)	3,198

Net cash provided by operating activities	327,649	477,380
Investing Activities:
Oil and gas property expenditures	(469,290)	(695,810)
Gathering system expenditures	(91,296)	(21,417)
Change in capital cost accrual	37,515	27,158
Inventory	(996)	(123)
Purchase of capital assets	(4,025)	(489)

Net cash used in investing activities	(528,092)	(690,681)
Financing activities:
Borrowings on long-term debt	560,000	504,000
Payments on long-term debt	(346,000)	(350,000)
Repurchased shares/net share settlements	(6,296)	(20,629)
(Reduction in) excess tax benefits from stock based compensation	(4,027)	6,552
Proceeds from exercise of options	1,157	9,242

Net cash provided by financing activities	204,834	149,165
Increase (decrease) in cash during the period	4,391	(64,136)
Cash and cash equivalents, beginning of period	11,307	70,834

Cash and cash equivalents, end of period	$15,698	$6,698

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

The Company recognized impairments of $92.5 million ($54.4 million, net of tax) at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets.

(d) Oil and Natural Gas Properties: The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

The Company recorded a $1.8 billion ($1.1 billion, net of tax) non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying consolidated statements of operations. The ceiling test was calculated based upon quoted market prices of $3.15 per MMBtu for Henry Hub natural gas and $95.67 per barrel for West Texas Intermediate oil, adjusted for market differentials.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Share amounts in 000’s)
Net (loss) income	$(1,186,982)	$103,505	$(1,102,723)	$172,226

Weighted average common shares outstanding—basic	152,921	152,899	152,761	152,749
Effect of dilutive instruments	—	1,478	—	1,749

Weighted average common shares outstanding—fully diluted	152,921	154,377	152,761	154,498

Net (loss) income per common share—basic	$(7.76)	$0.68	$(7.22)	$1.13

Net (loss) income per common share—fully diluted	$(7.76)	$0.67	$(7.22)	$1.11

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,859	935	1,886	935

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(m) Capitalized Interest: Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems.

(n) Capital Cost Accrual: The Company accrues for exploration and development costs and construction of gathering systems in the period incurred, while payment may occur in a subsequent period.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	June 30, 2012	December 31, 2011
Developed Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$6,938,305	$5,974,604
Less: Accumulated depletion, depreciation and amortization(2)	(4,320,500)	(2,322,982)

	2,617,805	3,651,622

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	46,128	537,526

Net capitalized costs—oil and gas properties	$2,663,933	$4,189,148

Property, Plant and Equipment:
Gathering Systems	$321,845	$226,747
Less: Accumulated depreciation(3)	(102,936)	(7,736)

	218,909	219,011

Other Property and Equipment	15,003	11,333
Less: Accumulated depreciation	(7,688)	(5,908)

	7,315	5,425

Land	22,343	22,150

Net capitalized costs—property, plant and equipment	$248,567	$246,586

(1) For the six months ended June 30, 2012 and 2011, total interest on outstanding debt was $51.1 million and $45.7 million, respectively, of which, $14.0 million and $15.5 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.

(2) The Company recorded a $1.8 billion ($1.1 billion, net of tax) non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying consolidated statements of operations. The ceiling test was calculated based upon quoted market prices of $3.15 per MMBtu for Henry Hub natural gas and $95.67 per barrel for West Texas Intermediate oil, adjusted for market differentials.

(3) The Company recognized impairments of $92.5 million ($54.4 million, net of tax) at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 7 for additional information on fair value).

3. LONG-TERM LIABILITIES:

	June 30, 2012	December 31, 2011
Bank indebtedness	$557,000	$343,000
Senior Notes	1,560,000	1,560,000
Other long-term obligations	64,180	67,008

	$2,181,180	$1,970,008

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At June 30, 2012, the Company had $557.0 million in outstanding borrowings and $443.0 million of available borrowing capacity under the Credit Facility.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of June 30, 2012).

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2012, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

    Valuation and Expense Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total cost of share-based payment plans	$3,335	$5,007	$7,016	$10,131
Amounts capitalized in fixed assets	$1,010	$1,683	$2,235	$3,685
Amounts charged against income, before income tax benefit	$2,325	$3,324	$4,781	$6,446
Amount of related income tax benefit recognized in income	$957	$1,193	$1,968	$2,314

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2010	2,230	$3.91 to	$98.87

Forfeited	(99)	$51.60 to	$75.18
Exercised	(672)	$3.91 to	$33.57

Balance, December 31, 2011	1,459	$16.97 to	$98.87

Forfeited	(28)	$25.08 to	$75.18
Exercised	(33)	$16.97 to	$25.68

Balance, June 30, 2012	1,398	$16.97 to	$98.87

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

For the six months ended June 30, 2012, the Company recognized $3.3 million in pre-tax compensation expense related to the 2010, 2011 and 2012 LTIP awards of restricted stock units as compared to $5.0 million during the six months ended June 30, 2011 related to the 2009, 2010 and 2011 LTIP awards of restricted stock units. The amounts recognized during the six months ended June 30, 2012 assumes that maximum performance objectives are attained under the 2010 and 2011 LTIP awards and target levels are attained under the 2012 LTIP. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2012, for each of the three year performance periods is expected to be approximately $11.4 million, $11.7 million, and $8.1 million related to the 2010, 2011 and 2012 LTIP awards of restricted stock units, respectively. The 2009 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2012 and totaled $24.1 million (409,160 net shares).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. INCOME TAXES:

During the quarter ended June 30, 2012, the Company recorded an income tax benefit of $754.6 million, or 38.9% of loss before income tax benefit. This compares to an income tax provision of $57.7 million, or 35.8% of income before income tax provision for the quarter ended June 30, 2011.

During the six months ended June 30, 2012, the Company recorded an income tax benefit of $709.2 million, or 39.1% of loss before income tax benefit. This compares to an income tax provision of $101.7 million, or 37.1% of income before income tax provision for the six months ended June 30, 2011.

As a result of the tax effect of the ceiling test and other impairments recorded during the quarter ended June 30, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $37.8 million at June 30, 2012. This valuation allowance may be reversed in future periods against future income.

The Company’s overall effective tax rate on pre-tax (loss) income was different than the statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences.

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current income or expense in the Consolidated Statements of Operations. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the fair value of the following derivatives.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commodity Derivative Contracts: At June 30, 2012, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price/MMBTU	Fair Value - June 30, 2012
					Asset
Swap	NYMEX	Apr-Dec 2012	500,000	$4.23	$116,485
Swap	NYMEX	Apr-Oct 2012	90,000	$5.00	$24,091

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Natural Gas Commodity Derivatives:	2012	2011	2012	2011
Realized gain on commodity derivatives(1)	$114,268	$45,080	$176,805	$90,120
Unrealized (loss) gain on commodity derivatives(1)	(147,555)	2,526	(89,809)	(26,879)

Total (loss) gain on commodity derivatives	$(33,287)	$47,606	$86,996	$63,241

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of June 30, 2012. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$143,032	$—	$143,032

Liabilities:
Current derivative liability	$—	$2,456	$—	$2,456

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

Fair Value of Long-Lived Assets

The Company recognized impairments of $92.5 million ($54.4 million, net of tax) at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These facilities are included in Property, Plant and Equipment in the Consolidated Balance Sheets and were impaired to a fair value of $82.6 million based on the income approach, estimated using Level 3 fair value inputs.

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the estimated amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company uses available market data and valuation methodologies to estimate the fair value of its debt. The valuation assumptions utilized to measure the fair value of the Company’s debt are considered Level 2 inputs. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$110,778	$100,000	$111,475
7.31% Notes due 2016, issued 2009	62,000	74,228	62,000	74,817
4.98% Notes due 2017, issued 2010	116,000	129,112	116,000	128,570
5.92% Notes due 2018, issued 2008	200,000	232,015	200,000	231,091
7.77% Notes due 2019, issued 2009	173,000	220,667	173,000	219,552
5.50% Notes due 2020, issued 2010	207,000	233,216	207,000	229,423
4.51% Notes due 2020, issued 2010	315,000	326,103	315,000	318,925
5.60% Notes due 2022, issued 2010	87,000	95,875	87,000	94,165
4.66% Notes due 2022, issued 2010	35,000	35,169	35,000	34,631
5.85% Notes due 2025, issued 2010	90,000	100,406	90,000	99,022
4.91% Notes due 2025, issued 2010	175,000	176,853	175,000	173,835
Credit Facility	557,000	557,000	343,000	343,000

	$2,117,000	$2,291,422	$1,903,000	$2,058,506

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2012 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming—the Pinedale and Jonah fields—and is in the early exploration and development stages in the Appalachian Basin of Pennsylvania. In addition, the Company has recently acquired exploratory acreage in eastern Colorado’s Denver Julesburg Basin. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

The Company currently conducts operations exclusively in the United States. Substantially all of its oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. Inflation has not had a material impact on the Company’s results of operations and is not expected to in the future. The Company continues to focus on improving its drilling and production results through gaining efficiencies with the use of advanced technologies, detailed technical analysis of its properties and leveraging its experience into improved operational efficiencies.

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its property in southwest Wyoming with an increasing portion of the Company’s revenues coming from gas sales from wells located in the Appalachian Basin in Pennsylvania.

Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns. Accordingly, in response to the current low natural gas price environment, we have reduced capital expenditures by reducing the number of drilling rigs operating in our Wyoming fields and are encouraging the parties operating projects on our behalf in Pennsylvania to reduce their activity this year as well. Reductions in our activity are expected to result in reduced capital spending during the current year as compared to the prior year.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has declined significantly since the beginning of 2011. The Company has limited the impact of these low prices on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. During the quarter ended June 30, 2012, the average price realization for the Company’s natural gas was $4.04 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $2.23 per Mcf, excluding the realized gains and losses on commodity derivatives. These amounts compare with $5.17 per Mcf, including realized gains and losses on commodity derivatives, and $4.38 per Mcf, excluding such realized gains during the second quarter of 2011. (See Note 6).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at June 30, 2012 is summarized in the following table based on the inputs used to determine fair value:

	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$143,032	$—	$143,032

Liabilities:
Current derivative liability	$—	$2,456	$—	$2,456

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

Fair Value of Long-lived Assets: The Company recognized impairments of $92.5 million ($54.4 million, net of tax) at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These facilities are included in Property, Plant and Equipment in the Consolidated Balance Sheets and were impaired to a fair value of $82.6 million based on the income approach, estimated using Level 3 fair value inputs.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2012 and 2011 was $4.8 million and $6.4 million, respectively. See Note 4 for additional information.

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

The Company recorded a $1.8 billion ($1.1 billion, net of tax) non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying consolidated statements of operations. The ceiling test was calculated based upon quoted market prices of $3.15 per MMBtu for Henry Hub natural gas and $95.67 per barrel for West Texas Intermediate oil, adjusted for market differentials.

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

As a result of the tax effect of the ceiling test and other impairments recorded during the quarter ended June 30, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $37.8 million as of June 30, 2012. This valuation allowance may be reversed in future periods against future income.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2012 vs. Quarter Ended June 30, 2011

During the quarter ended June 30, 2012, production increased 10% on a gas equivalent basis to 65.1 Bcfe from 59.1 Bcfe for the same quarter in 2011. This increase in production was attributable to the Company’s successful drilling activities during 2011 and in the first six months of 2012. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 22% to $4.04 per Mcf in the second quarter of 2012 as compared to $5.17 per Mcf for the same quarter of 2011. During the three months ended June 30, 2012, the Company’s average price for natural gas was $2.23 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.38 per Mcf for the same period in 2011. The decrease in average natural gas prices offset in part by the increase in production contributed to a 39% decrease in revenues to $170.3 million as compared to $280.6 million in 2011.

Lease operating expense (“LOE”) increased to $12.2 million during the second quarter of 2012 compared to $11.1 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs remained flat at $0.19 per Mcfe.

During the three months ended June 30, 2012, production taxes were $13.4 million compared to $24.8 million during the same period in 2011, or $0.21 per Mcfe compared to $0.42 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.9% of revenues for the quarter ended June 30, 2012 and 8.9% of revenues for the same period in 2011. The decrease in per unit taxes is primarily attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended June 30, 2012 as compared to the same period in 2011, as well as increased production in Pennsylvania.

Gathering fees increased to $16.8 million for the three months ended June 30, 2012 compared to $13.9 million during the same period in 2011 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.26 per Mcfe for the three months ended June 30, 2012 as compared to $0.24 per Mcfe during the same period in 2011 as a result of higher gathering fees for certain outside operated wells in Pennsylvania.

The Company incurred firm transportation charges totaling $21.4 million for the quarter ended June 30, 2012 as compared to $16.3 million for the same period in 2011 in association with Rockies Express Pipeline (‘REX”) transportation charges. On a per unit basis, transportation charges increased to $0.33 per Mcfe (on total company volumes) for the three months ended June 30, 2012 as compared to $0.28 per Mcfe (on total company volumes) for the same period in 2011 primarily due to demand charges associated with the additional capacity of 50 MMMBtu per day secured on the REX pipeline system beginning in January 2012.

DD&A expenses increased to $114.8 million during the three months ended June 30, 2012 from $79.2 million for the same period in 2011, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.76 per Mcfe for the quarter ended June 30, 2012 from $1.34 per Mcfe for the quarter ended June 30, 2011 primarily as a result of increased costs in Pennsylvania.

The Company recorded a $1.8 billion ($1.1 billion, net of tax) non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying consolidated statements of operations. The ceiling test was calculated based upon quoted market prices of $3.15 per MMBtu for Henry Hub natural gas and $95.67 per barrel for West Texas Intermediate oil, adjusted for market differentials. The write-down reduced earnings in the second quarter of 2012 and will result in a lower DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the quarter ended June 30, 2011. See Note 1(d). In addition, the Company recognized impairments of $92.5 million ($54.4 million, net of tax) at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 7 for additional information on fair value).

General and administrative expenses increased to $7.6 million for the quarter ended June 30, 2012 compared to $6.0 million for the same period in 2011. The increase in general and administrative expenses is largely attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.12 per Mcfe for the quarter ended June 30, 2012 compared to $0.10 per Mcfe for the quarter ended June 30, 2011.

Interest expense increased to $18.7 million during the quarter ended June 30, 2012 compared to $15.6 million during the same period in 2011 as a result of increased borrowings during the period ended June 30, 2012. At June 30, 2012, the Company had $2.1 billion in borrowings outstanding. In addition, the Company capitalized $6.9 million and $7.5 million in interest expense for the quarters ended June 30, 2012 and 2011, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the quarter ended June 30, 2012, the Company recognized $4.7 million in rig cancellation fees. In response to low natural gas prices, the Company has reduced its drilling rig count to two operated rigs, down from six at December 31, 2011.

During the quarter ended June 30, 2012, the Company recognized $114.3 million of realized gain on commodity derivatives as compared to $45.1 million of realized gain on commodity derivatives during the quarter ended June 30, 2011. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the quarter ended June 30, 2012, the Company recorded $147.6 million in unrealized loss on commodity derivatives as compared to $2.5 million in unrealized gain on commodity derivatives during the quarter ended June 30, 2011. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized a net loss before income taxes of $1.9 billion for the quarter ended June 30, 2012 compared with income before income taxes of $161.2 million for the same period in 2011. The decrease in earnings is primarily related to the non-cash ceiling test and other impairments together with decreased average natural gas prices offset in part by the increase in production during the three months ended June 30, 2012 as compared to the same period in 2011.

The income tax benefit recognized for the quarter ended June 30, 2012 was $754.6 million compared with an income tax provision of $57.7 million for the three months ended June 30, 2011 due to a net loss during the quarter ended June 30, 2012 primarily attributable to the non-cash ceiling test and other impairments. The Company’s effective tax rate for the quarter ended June 30, 2012 increased to 38.9% as compared to 35.8% for the quarter ended June 30, 2011. As a result of the tax effect of the ceiling test and other impairments recorded during the quarter ended June 30, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $37.8 million as of June 30, 2012. This valuation allowance may be reversed in future periods against future income.

For the three months ended June 30, 2012, the Company recognized net loss of $1.2 billion or ($7.76) per diluted share as compared with net income of $103.5 million or $0.67 per diluted share for the same period in 2011. The decrease is primarily related to the non-cash ceiling test and other impairments together with decreased average natural gas prices offset in part by the increase in production during the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

During the six months ended June 30, 2012, production increased 17% on a gas equivalent basis to 133.9 Bcfe from 114.9 Bcfe for the same period in 2011. This increase in production was attributable to the Company’s successful drilling activities during 2011 and in the first six months of 2012. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 24% to $3.92 per Mcf in the six months ended June 30, 2012 as compared to $5.15 per Mcf for the same period in 2011. During the six months ended June 30, 2012, the Company’s average price for natural gas was $2.56 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.34 per Mcf for the same period in 2011. The decrease in average natural gas prices, offset in part by the increase in production, contributed to a 26% decrease in revenues to $396.4 million as compared to $537.9 million in 2011.

LOE increased to $29.2 million during the six months ended June 30, 2012 compared to $23.5 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs increased to $0.22 per Mcfe at June 30, 2012 compared to $0.20 per Mcfe at June 30, 2011 as a result of higher compression and water disposal costs for Pennsylvania wells and workover expenses in Wyoming.

During the six months ended June 30, 2012, production taxes were $31.6 million compared to $48.1 million during the same period in 2011, or $0.24 per Mcfe compared to $0.42 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 8.0% of revenues for the six months ended June 30, 2012 and 8.9% of revenues for the same period in 2011. The decrease in per unit taxes is primarily attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the six months ended June 30, 2012 as compared to the same period in 2011 as well as increased production in Pennsylvania.

Gathering fees increased to $36.3 million for the six months ended June 30, 2012 compared to $26.9 million during the same period in 2011 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.27 per Mcfe for the six months ended June 30, 2012 as compared to $0.23 per Mcfe during the same period in 2011 as a result of higher gathering fees for certain outside operated wells in Pennsylvania.

The Company incurred firm transportation charges totaling $42.4 million for the six months ended June 30, 2012 as compared to $32.4 million for the same period in 2011 in association with REX pipeline charges. On a per unit basis, transportation charges increased to $0.32 per Mcfe (on total company volumes) for the six months ended June 30, 2012 as compared to $0.28 per Mcfe (on total company volumes) for the same period in 2011 primarily due to demand charges associated with the additional capacity of 50 MMMBtu per day secured on the REX pipeline system beginning in January 2012.

DD&A expenses increased to $227.5 million during the six months ended June 30, 2012 from $153.0 million for the same period in 2011, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.70 per Mcfe for the six months ended June 30, 2012 from $1.33 per Mcfe for the six months ended June 30, 2011 primarily as a result of increased costs in Pennsylvania.

The Company recorded a $1.8 billion ($1.1 billion, net of tax) non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012 as a result of ceiling test limitations, which is reflected as ceiling test and other impairments in the accompanying consolidated statements of operations. The ceiling test was calculated based upon quoted market prices of $3.15 per MMBtu for Henry Hub natural gas and $95.67 per barrel for West Texas Intermediate oil, adjusted for market differentials. The write-down reduced earnings in the second quarter of 2012 and will result in a lower DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2011. See Note 1(d). In addition, the Company recognized impairments of $92.5 million ($54.4 million, net of tax) at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 7 for additional information on fair value).

General and administrative expenses decreased to $12.6 million for the six months ended June 30, 2012 compared to $13.1 million for the same period in 2011. The decrease in general and administrative expenses is primarily attributable to lower incentive compensation costs offset in part by increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.09 per Mcfe for the six months ended June 30, 2012 compared to $0.11 per Mcfe for the period ended June 30, 2011.

Interest expense increased to $37.0 million during the six months ended June 30, 2012 compared to $30.2 million during the same period in 2011 as a result of increased borrowings during the period ended June 30, 2012. At June 30, 2012, the Company had $2.1 billion in borrowings outstanding. In addition, the Company capitalized $14.0 million and $15.5 million in interest expense for the six months ended June 30, 2012 and 2011, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the six months ended June 30, 2012, the Company recognized $9.5 million in rig cancellation fees. In response to low natural gas prices, the Company has reduced its drilling rig count to two operated rigs, down from six at December 31, 2011.

During the six months ended June 30, 2012, the Company recognized $176.8 million of realized gain on commodity derivatives as compared to $90.1 million of realized gain on commodity derivatives during the six months ended June 30, 2011. The realized gain on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the six months ended June 30, 2012, the Company recorded $89.8 million in unrealized loss on commodity derivatives as compared to $26.9 million in unrealized loss on commodity derivatives during the six months ended June 30, 2011. The unrealized (loss) gain on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized a loss before income taxes of $1.8 billion for the six months ended June 30, 2012 compared with income before income taxes of $273.9 million for the same period in 2011. The decrease in earnings is primarily related to the non-cash ceiling test and other impairments and decreased natural gas prices partially offset by increased production during the six months ended June 30, 2012.

The income tax benefit recognized for the six months ended June 30, 2012 was $709.2 million compared with an income tax provision of $101.7 million for the same period in 2011 due to a net loss for the period ended June 30, 2012 primarily as a result of the non-cash ceiling test and other impairments and decreased natural gas prices partially offset by increased production during the six months ended June 30, 2012. The Company’s effective tax rate for the period ended June 30, 2012 increased to 39.1% as compared to 37.1% for the same period in 2011. As a result of the tax effect of the ceiling test and other impairments recorded during the quarter ended June 30, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $37.8 million as of June 30, 2012. This valuation allowance may be reversed in future periods against future income.

For the six months ended June 30, 2012, the Company recognized net loss of $1.1 billion or ($7.22) per diluted share as compared with net income of $172.2 million or $1.11 per diluted share for the same period in 2011. The decrease is primarily related to the non-cash ceiling test and other impairments and decreased natural gas prices partially offset by increased production during the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2012, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 135 gross (54.1 net) wells that were drilled to total depth and cased in Wyoming and Pennsylvania. For the six month period ended June 30, 2012, total capital expenditures were $560.6 million ($469.3 million related to oil and gas exploration and development expenditures and $91.3 million related to gathering system expenditures).

At June 30, 2012, the Company reported a cash position of $15.7 million compared to $6.7 million at June 30, 2011. Working capital deficit at June 30, 2012 was $300.5 million compared to working capital deficit of $352.9 million at June 30, 2011. At June 30, 2012, the Company had $557.0 million in outstanding borrowings and $443.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $64.2 million at June 30, 2012 was comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, credit facility (see Note 3) and cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2012, which is currently projected to be approximately $825.0 million.

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At June 30, 2012, the Company had $557.0 million in outstanding borrowings and $443.0 million of available borrowing capacity under the Credit Facility.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of June 30, 2012).

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2012, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes. (See Note 3).

Operating Activities. During the six months ended June 30, 2012, net cash provided by operating activities was $327.6 million, a 31% decrease from $477.4 million for the same period in 2011. The decrease in net cash provided by operating activities is largely attributable to decreased revenues resulting from decreased realized natural gas prices during the six months ended June 30, 2012 as compared to the same period in 2011.

Investing Activities. During the six months ended June 30, 2012, net cash used in investing activities was $528.1 million as compared to $690.7 million for the same period in 2011. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities in 2012 as compared to 2011.

Financing Activities. During the six months ended June 30, 2012, net cash provided by financing activities was $204.8 million as compared to $149.2 million for the same period in 2011. The increase in net cash provided by financing activities is largely due to increased borrowings in 2012 as compared to 2011.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2012.

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

Commodity Derivative Contracts: At June 30, 2012, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - June 30, 2012
					Asset (Amounts in 000’s)
Swap	NYMEX	Apr-Dec 2012	500,000	$4.23	$116,485
Swap	NYMEX	Apr-Oct 2012	90,000	$5.00	$24,091

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Natural Gas Commodity Derivatives:	2012	2011	2012	2011
	(Amounts in 000’s)
Realized gain on commodity derivatives(1)	$114,268	$45,080	$176,805	$90,120
Unrealized (loss) gain on commodity derivatives(1)	(147,555)	2,526	(89,809)	(26,879)

Total (loss) gain on commodity derivatives	$(33,287)	$47,606	$86,996	$63,241

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000’s)	Maximum Number (or Approximate Dollar Value) that may yet be Purchased Under the Plans or Programs
April 2012	—	—	—	$386.0 million
May 2012	—	—	—	$386.0 million
June 2012	15	$18.05	15	$385.7 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 30, 2012, Michael J. Keeffe was appointed as a director of the Company and will serve on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Keeffe was a Senior Audit Partner with Deloitte & Touche LLP directing financial statement audits of publicly traded companies, principally in the oil field services and engineering and construction industries, most with significant international operations. He also served as a senior risk management and quality assurance partner in the firm’s consultation network. He is a Certified Public Accountant and holds a Bachelor of Arts and a Masters of Business Administration both from Tulane University.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.2	By-Laws of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
	Name:	Michael D. Watford
	Title:	Chairman, President and Chief Executive Officer

Date: August 2, 2012

By:	/s/ Marshall D. Smith
	Name:	Marshall D. Smith
	Title:	Senior Vice President and Chief Financial Officer

Date: August 2, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.2	By-Laws of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005.)

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q for the period ended June 30, 2001.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.