Form 10-Q
period 2012-09-30
ULTRA PETROLEUM CORP
filed 2012-11-01
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 23, 2012 was 152,928,937.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$169,594	$262,147	$501,470	$743,898
Oil sales	26,781	30,994	91,319	87,101

Total operating revenues	196,375	293,141	592,789	830,999

Expenses:
Lease operating expenses	16,741	12,381	45,982	35,853
Production taxes	15,047	25,676	46,634	73,796
Gathering fees	10,274	14,445	46,591	41,363
Transportation charges	21,055	16,061	63,477	48,492
Depletion, depreciation and amortization	86,645	85,795	314,115	238,773
Ceiling test and other impairments	606,827	—	2,475,963	—
General and administrative	6,741	6,185	19,308	19,298

Total operating expenses	763,330	160,543	3,012,070	457,575

Operating (loss) income	(566,955)	132,598	(2,419,281)	373,424

Other income (expense), net:
Interest expense	(25,369)	(15,902)	(62,414)	(46,082)
(Loss) gain on commodity derivatives	(9,896)	114,166	77,100	177,407
Rig cancellation fees	291	—	(9,220)	—
Other (expense) income, net	(42)	(3)	(27)	14

Total other (expense) income, net	(35,016)	98,261	5,439	131,339

(Loss) income before income tax provision (benefit)	(601,971)	230,859	(2,413,842)	504,763

Income tax provision (benefit)	175	81,713	(708,977)	183,392

Net (loss) income	$(602,146)	$149,146	$(1,704,865)	$321,371

Net (loss) income per common share—basic	$(3.94)	$0.98	$(11.16)	$2.10

Net (loss) income per common share—fully diluted	$(3.94)	$0.97	$(11.16)	$2.08

Weighted average common shares outstanding—basic	152,929	152,817	152,817	152,772

Weighted average common shares outstanding—fully diluted	152,929	154,280	152,817	154,418

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS

Current Assets:
Cash and cash equivalents	$59,194	$11,307
Restricted cash	121	121
Oil and gas revenue receivable	62,237	88,243
Joint interest billing and other receivables	21,816	82,370
Derivative assets	52,716	230,385
Prepaid drilling costs and other current assets	6,406	7,494

Total current assets	202,490	419,920
Oil and gas properties, net, using the full cost method of accounting:
Proven	2,095,823	3,651,622
Unproven properties not being amortized	—	537,526
Property, plant and equipment	271,284	246,586
Deferred tax assets	11,586	—
Deferred financing costs and other	12,445	14,051

Total assets	$2,593,628	$4,869,705

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$143,751	$295,873
Production taxes payable	60,084	62,117
Deferred tax liabilities	11,586	73,380
Interest payable	8,495	30,306
Derivative liabilities	5,470	—
Capital cost accrual	239,671	209,303

Total current liabilities	469,057	670,979
Long-term debt	2,160,000	1,903,000
Deferred tax liabilities	—	635,009
Other long-term obligations	74,174	67,008
Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; authorized - unlimited; issued and outstanding - 152,928,937 and 152,476,564 at September 30, 2012 and December 31, 2011, respectively	470,081	463,221
Treasury stock	(33)	(14,951)
Retained earnings	(579,651)	1,145,439

Total shareholders’ equity	(109,603)	1,593,709

Total liabilities and shareholders’ equity	$2,593,628	$4,869,705

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(1,704,865)	$321,371
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	314,115	238,773
Ceiling test and other impairments	2,475,963	—
Deferred income tax (benefit) provision	(712,363)	176,566
Unrealized loss (gain) on commodity derivatives	183,139	(33,658)
Reduction in (excess) tax benefits from stock based compensation	4,215	(6,441)
Stock compensation	7,830	9,892
Other	1,663	783
Net changes in operating assets and liabilities:
Restricted cash	—	(11)
Accounts receivable	86,560	(22,329)
Prepaid expenses and other	1,418	(1,927)
Other non-current assets	—	(135)
Accounts payable and accrued liabilities	(151,016)	1,637
Production taxes payable	(2,033)	8,204
Interest payable	(21,811)	8,175
Other long-term obligations	(1,747)	14,432
Taxation payable/receivable, net	(993)	4,460

Net cash provided by operating activities	480,075	719,792
Investing Activities:
Oil and gas property expenditures	(588,808)	(1,081,450)
Gathering system expenditures	(115,972)	(35,179)
Change in capital cost accrual	30,368	72,568
Inventory	(1,035)	1,212
Purchase of capital assets	(4,133)	(939)

Net cash used in investing activities	(679,580)	(1,043,788)
Financing activities:
Borrowings on long-term debt	749,000	896,000
Payments on long-term debt	(492,000)	(618,000)
Repurchased shares/net share settlements	(6,550)	(28,625)
(Reduction in) excess tax benefits from stock based compensation	(4,215)	6,441
Proceeds from exercise of options	1,157	9,655

Net cash provided by financing activities	247,392	265,471

Increase (decrease) in cash during the period	47,887	(58,525)
Cash and cash equivalents, beginning of period	11,307	70,834

Cash and cash equivalents, end of period	$59,194	$12,309

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

(c) Property, Plant and Equipment: Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life. Gathering system expenditures are recorded at cost and depreciated using the straight-line method based on a 30-year useful life. The gathering system assets are depreciated separately from proven oil and gas properties because they are expected to be used to transport oil and gas not currently included in the Company’s proved reserves, including production expected from probable and possible reserves, as well as from third parties.

The Company recognized impairments of $92.5 million during the nine months ended September 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The Company recorded a $2.4 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the nine months ended September 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2012 and June 30, 2012 of $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Share amounts in 000’s)
Net (loss) income	$(602,146)	$149,146	$(1,704,865)	$321,371

Weighted average common shares outstanding—basic	152,929	152,817	152,817	152,772
Effect of dilutive instruments	—	1,463	—	1,646

Weighted average common shares outstanding—fully diluted	152,929	154,280	152,817	154,418

Net (loss) income per common share—basic	$(3.94)	$0.98	$(11.16)	$2.10

Net (loss) income per common share—fully diluted	$(3.94)	$0.97	$(11.16)	$2.08

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,373	1,168	1,893	968

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	September 30, 2012	December 31, 2011
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,106,729	$5,974,604
Less: Accumulated depletion, depreciation and amortization(2)	(5,010,906)	(2,322,982)

	2,095,823	3,651,622

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	—	537,526

Net capitalized costs—oil and gas properties	$2,095,823	$4,189,148

Property, Plant and Equipment:
Gathering Systems(1)	$346,520	$226,747
Less: Accumulated depreciation(3)	(104,425)	(7,736)

	242,095	219,011

Other Property and Equipment	14,697	11,333
Less: Accumulated depreciation	(7,851)	(5,908)

	6,846	5,425

Land	22,343	22,150

Net capitalized costs—property, plant and equipment	$271,284	$246,586

(1)For the nine months ended September 30, 2012 and 2011, total interest on outstanding debt was $77.2 million and $69.0 million, respectively, of which, $14.8 million and $22.9 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.

(2)The Company recorded a $2.4 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the nine months ended September 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2012 and June 30, 2012 of $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials.

(3)The Company recognized impairments of $92.5 million during the nine months ended September 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 7 for additional information on fair value).

3. LONG-TERM LIABILITIES:

	September 30, 2012	December 31, 2011
Bank indebtedness	$600,000	$343,000
Senior Notes	1,560,000	1,560,000
Other long-term obligations	74,174	67,008

	$2,234,174	$1,970,008

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At September 30, 2012, the Company had $600.0 million in outstanding borrowings and $400.0 million of available borrowing capacity under the Credit Facility.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of September 30, 2012).

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At September 30, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At September 30, 2012, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total cost of share-based payment plans	$4,497	$5,344	$11,513	$15,475
Amounts capitalized in fixed assets	$1,448	$1,898	$3,683	$5,583
Amounts charged against income, before income tax benefit	$3,049	$3,446	$7,830	$9,892
Amount of related income tax benefit recognized in income before valuation allowance	$1,265	$1,237	$3,249	$3,551

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2010	2,230	$3.91	to	$98.87

Forfeited	(99)	$51.60	to	$75.18
Exercised	(672)	$3.91	to	$33.57

Balance, December 31, 2011	1,459	$16.97	to	$98.87

Forfeited	(44)	$25.08	to	$75.18
Exercised	(33)	$16.97	to	$25.68

Balance, September 30, 2012	1,382	$16.97	to	$98.87

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the nine months ended September 30, 2012, the Company recognized $5.6 million in pre-tax compensation expense related to the 2010, 2011 and 2012 LTIP awards of restricted stock units as compared to $7.5 million during the nine months ended September 30, 2011 related to the 2009, 2010 and 2011 LTIP awards of restricted stock units. The amounts recognized during the nine months ended September 30, 2012 assume that maximum performance objectives are attained under each plan. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at September 30, 2012, for each of the three year performance periods is expected to be approximately $11.5 million, $11.6 million, and $11.9 million related to the 2010, 2011 and 2012 LTIP awards of restricted stock units, respectively. The 2009 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2012 and totaled $24.1 million (409,160 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax (loss) income was different than the statutory rate of 35% due primarily to valuation allowances, state income taxes and other permanent differences.

As a result of the tax effect of the ceiling test and other impairments recorded during the nine months ended September 30, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $279.2 million as of September 30, 2012. This valuation allowance may be reversed in future periods against future taxable income.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. The Board approved hedging greater than 50% of the Company’s forecast 2012 production.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivative Contracts: At September 30, 2012, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - September 30, 2012
					Asset
Swap	NYMEX	Oct-Dec 2012	500,000	$4.23	$41,720
Swap	NYMEX	Oct 2012	90,000	$5.00	$5,526

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Natural Gas Commodity Derivatives:	2012	2011	2012	2011
Realized gain on commodity derivatives(1)	$83,433	$53,630	$260,239	$143,749
Unrealized (loss) gain on commodity derivatives(1)	(93,329)	60,536	(183,139)	33,658

Total (loss) gain on commodity derivatives	$(9,896)	$114,166	$77,100	$177,407

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of September 30, 2012. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$52,716	$—	$52,716
Liabilities:
Current derivative liability	$—	$5,470	$—	$5,470

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

Fair Value of Long-Lived Assets

The Company recognized impairments of $92.5 million during the nine months ended September 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These facilities are included in Property, Plant and Equipment in the Consolidated Balance Sheets and were impaired to a fair value of $82.6 million based on the income approach, estimated using Level 3 fair value inputs.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the estimated amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company uses available market data and valuation methodologies to estimate the fair value of its debt. The valuation assumptions utilized to measure the fair value of the Company’s debt are considered Level 2 inputs. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$109,190	$100,000	$111,475
7.31% Notes due 2016, issued 2009	62,000	73,344	62,000	74,817
4.98% Notes due 2017, issued 2010	116,000	130,133	116,000	128,570
5.92% Notes due 2018, issued 2008	200,000	235,617	200,000	231,091
7.77% Notes due 2019, issued 2009	173,000	223,101	173,000	219,552
5.50% Notes due 2020, issued 2010	207,000	237,431	207,000	229,423
4.51% Notes due 2020, issued 2010	315,000	333,430	315,000	318,925
5.60% Notes due 2022, issued 2010	87,000	97,218	87,000	94,165
4.66% Notes due 2022, issued 2010	35,000	35,540	35,000	34,631
5.85% Notes due 2025, issued 2010	90,000	101,292	90,000	99,022
4.91% Notes due 2025, issued 2010	175,000	179,071	175,000	173,835
Credit Facility	600,000	600,000	343,000	343,000

	$2,160,000	$2,355,367	$1,903,000	$2,058,506

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to September 30, 2012 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its property in southwest Wyoming with an increasing portion of the Company’s cash flow coming from gas sales from wells located in the Appalachian Basin in Pennsylvania.

Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns. Accordingly, in response to the current low natural gas price environment, the Company has reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields and is encouraging the parties operating projects on its behalf in Pennsylvania to reduce their activity this year as well. Reductions in the Company’s activity are expected to result in reduced capital spending during the current year as compared to the prior year.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has declined significantly since the beginning of 2011. The Company has limited the impact of these low prices on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. During the quarter ended September 30, 2012, the average price realization for the Company’s natural gas was $4.13 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $2.77 per Mcf, excluding the realized gains and losses on commodity derivatives. These amounts compare with $5.17 per Mcf, including realized gains and losses on commodity derivatives, and $4.29 per Mcf, excluding such realized gains during the third quarter of 2011. (See Note 6).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at September 30, 2012 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$52,716	$—	$52,716
Liabilities:
Current derivative liability	$—	$5,470	$—	$5,470

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

Fair Value of Long-lived Assets: The Company recognized impairments of $92.5 million during the nine months ended September 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These facilities are included in Property, Plant and Equipment in the Consolidated Balance Sheets and were impaired to a fair value of $82.6 million based on the income approach, estimated using Level 3 fair value inputs.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the nine months ended September 30, 2012 and 2011 was $7.8 million and $9.9 million, respectively. See Note 4 for additional information.

Write-down of oil and gas properties. The Company uses the full cost method of accounting for oil and gas exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and FASB ASC Topic 932, Extractive Activities—Oil and Gas (“FASB ASC 932”). Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Substantially all of the oil and gas activities are conducted jointly with others and, accordingly, the amounts reflect only the Company’s proportionate interest in such activities.

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

The Company recorded a $2.4 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the nine months ended September 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2012 and June 30, 2012 of $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials.

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

As a result of the tax effect of the ceiling test and other impairments recorded during the nine months ended September 30, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $279.2 million as of September 30, 2012. This valuation allowance may be reversed in future periods against future taxable income.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2012 vs. Quarter Ended September 30, 2011

During the quarter ended September 30, 2012, production remained relatively flat on a gas equivalent basis at 63.1 Bcfe compared to 63.4 Bcfe for the same quarter in 2011 as a result of decreased capital spending in response to decreased natural gas prices during the quarter. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 20% to $4.13 per Mcf in the third quarter of 2012 as compared to $5.17 per Mcf for the same quarter of 2011. During the three months ended September 30, 2012, the Company’s average price for natural gas was $2.77 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.29 per Mcf for the same period in 2011. The decrease in average natural gas prices resulted in a 33% decrease in revenues to $196.4 million in the quarter ended September 30, 2012 as compared to $293.1 million in for the same period in 2011.

Lease operating expense (“LOE”) increased to $16.7 million during the third quarter of 2012 compared to $12.4 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs increased to $0.27 per Mcfe during the third quarter of 2012 compared to $0.20 per Mcfe during the same period in 2011 as a result of higher lease operating expense on non-operated wells in Pennsylvania while production remained relatively flat.

During the three months ended September 30, 2012, production taxes were $15.0 million compared to $25.7 million during the same period in 2011, or $0.24 per Mcfe compared to $0.40 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.7% of revenues for the quarter ended September 30, 2012 and 8.8% of revenues for the same period in 2011. In addition, the quarter ended September 30, 2012 includes charges related to Pennsylvania impact fees totaling $1.5 million while the period ended September 30, 2011 did not include any charges related to impact fees in Pennsylvania. The decrease in per unit taxes is primarily attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended September 30, 2012 as compared to the same period in 2011, as well as increased production in Pennsylvania in areas where the Company does not incur third party transportation charges.

Gathering fees decreased to $10.3 million for the three months ended September 30, 2012 compared to $14.4 million during the same period in 2011 largely due to the Company’s participation in the Anadarko gathering system as well as a higher percentage of production in Pennsylvania in areas where the Company does not incur third party transportation charges. On a per unit basis, gathering fees decreased to $0.16 per Mcfe for the three months ended September 30, 2012 as compared to $0.23 per Mcfe during the same period in 2011.

The Company incurred firm transportation charges totaling $21.1 million for the quarter ended September 30, 2012 as compared to $16.1 million for the same period in 2011 in association with Rockies Express Pipeline (‘REX”) transportation charges. On a per unit basis, transportation charges increased to $0.33 per Mcfe (on total company volumes) for the three months ended September 30, 2012 as compared to $0.25 per Mcfe (on total company volumes) for the same period in 2011 primarily due to demand charges associated with the additional capacity of 50 MMMBtu per day secured on the REX pipeline system beginning in January 2012.

DD&A expenses increased slightly to $86.6 million during the three months ended September 30, 2012 from $85.8 million for the same period in 2011, attributable primarily to a slightly higher depletion rate. On a unit of production basis, DD&A increased to $1.37 per Mcfe for the quarter ended September 30, 2012 from $1.35 per Mcfe for the quarter ended September 30, 2011.

The Company recorded a $606.8 million non-cash write-down of the carrying value of its proved oil and natural gas properties for the quarter ended September 30, 2012 as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2012 of $2.83 per MMBtu for Henry Hub natural gas and $94.97 per barrel for West Texas Intermediate oil, adjusted for market differentials. The write-down reduced earnings in the third quarter of 2012 and will result in a lower DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the quarter ended September 30, 2011. See Note 1(d).

General and administrative expenses increased slightly to $6.7 million for the quarter ended September 30, 2012 compared to $6.2 million for the same period in 2011. The increase in general and administrative expenses is largely attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses were $0.11 per Mcfe for the quarter ended September 30, 2012 compared to $0.10 per Mcfe for the quarter ended September 30, 2011.

Interest expense increased to $25.4 million during the quarter ended September 30, 2012 compared to $15.9 million during the same period in 2011 as a result of increased borrowings outstanding during the period ended September 30, 2012 as well as lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. At September 30, 2012, the Company had $2.2 billion in borrowings outstanding. In addition, the Company capitalized $0.8 million and $7.4 million in interest expense for the quarters ended September 30, 2012 and 2011, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the quarter ended September 30, 2012, the Company recognized $83.4 million of realized gain on commodity derivatives as compared to $53.6 million of realized gain on commodity derivatives during the quarter ended September 30, 2011. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

During the quarter ended September 30, 2012, the Company recorded $93.3 million in unrealized loss on commodity derivatives as compared to $60.5 million in unrealized gain on commodity derivatives during the quarter ended September 30, 2011. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized a net loss before income taxes of $602.0 million for the quarter ended September 30, 2012 compared with income before income taxes of $230.9 million for the same period in 2011. The decrease in earnings is primarily related to the non-cash ceiling test impairments together with decreased average natural gas prices during the three months ended September 30, 2012 as compared to the same period in 2011.

As a result of the tax effect of the non-cash ceiling test and other impairments, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset during the quarter ended June 30, 2012. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $279.2 million as of September 30, 2012. This valuation allowance may be reversed in future periods against future taxable income. The income tax provision recognized for the quarter ended September 30, 2012 was $0.2 million, after adjustment for valuation allowance of $241.3 million, compared with an income tax provision of $81.7 million for the three months ended September 30, 2011.

For the three months ended September 30, 2012, the Company recognized a net loss of $602.1 million or ($3.94) per diluted share as compared with net income of $149.1 million or $0.97 per diluted share for the same period in 2011. The decrease is primarily related to the non-cash ceiling test impairments together with decreased average natural gas prices and the valuation allowance during the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, production increased 10% on a gas equivalent basis to 196.9 Bcfe from 178.4 Bcfe for the same period in 2011. This increase in production was attributable to the Company’s successful drilling activities during 2011 and in the first nine months of 2012. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 23% to $3.99 per Mcf in the nine months ended September 30, 2012 as compared to $5.15 per Mcf for the same period in 2011. During the nine months ended September 30, 2012, the Company’s average price for natural gas was $2.63 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.32 per Mcf for the same period in 2011. The decrease in average natural gas prices, offset in part by the increase in production, resulted in a 29% decrease in revenues to $592.8 million as compared to $831.0 million in 2011.

LOE increased to $46.0 million during the nine months ended September 30, 2012 compared to $35.9 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs increased to $0.23 per Mcfe at September 30, 2012 compared to $0.20 per Mcfe at September 30, 2011 as a result of higher compression and water disposal costs for Pennsylvania wells and workover expenses in Wyoming.

During the nine months ended September 30, 2012, production taxes were $46.6 million compared to $73.8 million during the same period in 2011, or $0.24 per Mcfe compared to $0.41 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.9% of revenues for the nine months ended September 30, 2012 and 8.9% of revenues for the same period in 2011. In addition, the period ended September 30, 2012 includes charges related to Pennsylvania impact fees totaling $4.1 million while the period ended September 30, 2011 did not include any charges related to impact fees in Pennsylvania. The decrease in per unit taxes is primarily attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the nine months ended September 30, 2012 as compared to the same period in 2011 as well as increased production in Pennsylvania in areas where the Company does not incur third party transportation charges.

Gathering fees increased to $46.6 million for the nine months ended September 30, 2012 compared to $41.4 million during the same period in 2011 largely due to increased production volumes. On a per unit basis, gathering fees increased to $0.24 per Mcfe for the nine months ended September 30, 2012 as compared to $0.23 per Mcfe during the same period in 2011 as a result of higher gathering fees for certain outside operated wells in Pennsylvania.

The Company incurred firm transportation charges totaling $63.5 million for the nine months ended September 30, 2012 as compared to $48.5 million for the same period in 2011 in association with REX pipeline charges. On a per unit basis, transportation charges increased to $0.32 per Mcfe (on total company volumes) for the nine months ended September 30, 2012 as compared to $0.27 per Mcfe (on total company volumes) for the same period in 2011 primarily due to demand charges associated with the additional capacity of 50 MMMBtu per day secured on the REX pipeline system beginning in January 2012.

DD&A expenses increased to $314.1 million during the nine months ended September 30, 2012 from $238.8 million for the same period in 2011, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.60 per Mcfe for the nine months ended September 30, 2012 from $1.34 per Mcfe for the nine months ended September 30, 2011 primarily as a result of increased costs in Pennsylvania.

The Company recorded a $2.4 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the nine months ended September 30, 2012 as a result of ceiling test limitations, which is reflected as ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2012 and June 30, 2012 of $2.83 per MMBtu and

$3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials. The write-down reduced earnings in the period and will result in a lower DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2011. See Note 1(d). In addition, the Company recognized impairments of $92.5 million during the nine months ended September 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 7 for additional information on fair value).

General and administrative expenses remained flat at $19.3 million for the nine months ended September 30, 2012 and 2011. On a per unit basis, general and administrative expenses were $0.10 per Mcfe for the nine months ended September 30, 2012 compared to $0.11 per Mcfe for the period ended September 30, 2011.

Interest expense increased to $62.4 million during the nine months ended September 30, 2012 compared to $46.1 million during the same period in 2011 as a result of increased borrowings outstanding during the period ended September 30, 2012 along with lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. At September 30, 2012, the Company had $2.2 billion in borrowings outstanding. In addition, the Company capitalized $14.8 million and $22.9 million in interest expense for the nine months ended September 30, 2012 and 2011, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the nine months ended September 30, 2012, the Company recognized $9.2 million in rig cancellation fees. In response to low natural gas prices, the Company has reduced its drilling rig count to two operated rigs, down from six at December 31, 2011.

During the nine months ended September 30, 2012, the Company recognized $260.2 million of realized gain on commodity derivatives as compared to $143.7 million of realized gain on commodity derivatives during the nine months ended September 30, 2011. The realized gain on commodity derivatives relates to actual amounts received or paid under these derivative contracts.

During the nine months ended September 30, 2012, the Company recorded $183.1 million in unrealized loss on commodity derivatives as compared to $33.7 million in unrealized gain on commodity derivatives during the nine months ended September 30, 2011. The unrealized (loss) gain on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized a loss before income taxes of $2.4 billion for the nine months ended September 30, 2012 compared with income before income taxes of $504.8 million for the same period in 2011. The decrease in earnings is primarily related to the non-cash ceiling test and other impairments and decreased natural gas prices partially offset by increased production during the nine months ended September 30, 2012.

As a result of the tax effect of the non-cash ceiling test and other impairments, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset during the quarter ended June 30, 2012. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $279.2 million as of September 30, 2012. This valuation allowance may be reversed in future periods against future taxable income. The income tax benefit recognized for the period ended September 30, 2012 was $709.0 million, after adjustment for valuation allowance of $275.3 million, compared with an income tax provision of $183.4 million for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, the Company recognized a net loss of $1.7 billion or ($11.16) per diluted share as compared with net income of $321.4 million or $2.08 per diluted share for the same period in 2011. The decrease is primarily related to the non-cash ceiling test and other impairments, valuation allowance and decreased natural gas prices partially offset by increased production during the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2012, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 174 gross (71.4 net) wells that were drilled to total depth and cased. For the nine month period ended September 30, 2012, total capital expenditures were $704.8 million ($588.8 million related to oil and gas exploration and development expenditures and $116.0 million related to gathering system expenditures).

At September 30, 2012, the Company reported a cash position of $59.2 million compared to $12.3 million at September 30, 2011. Working capital deficit at September 30, 2012 was $266.6 million compared to working capital deficit of $454.0 million at September 30, 2011. At September 30, 2012, the Company had $600.0 million in outstanding borrowings and $400.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $74.2 million at September 30, 2012 was comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s available cash, credit facility (see Note 3) and cash generated from operations, are projected to be sufficient to meet the Company’s obligations and to fund the budgeted capital investment program for 2012, which is currently projected to be approximately $825.0 million.

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At September 30, 2012, the Company had $600.0 million in outstanding borrowings and $400.0 million of available borrowing capacity under the Credit Facility.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of September 30, 2012).

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At September 30, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At September 30, 2012, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes. (See Note 3).

Operating Activities. During the nine months ended September 30, 2012, net cash provided by operating activities was $480.1 million, a 33% decrease from $719.8 million for the same period in 2011. The decrease in net cash provided by operating activities is largely attributable to decreased revenues resulting from decreased realized natural gas prices during the nine months ended September 30, 2012 as compared to the same period in 2011.

Investing Activities. During the nine months ended September 30, 2012, net cash used in investing activities was $679.6 million as compared to $1.0 billion for the same period in 2011. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities in 2012 as compared to 2011.

Financing Activities. During the nine months ended September 30, 2012, net cash provided by financing activities was $247.4 million as compared to $265.5 million for the same period in 2011. The decrease in net cash provided by financing activities is primarily due to decreased borrowings in 2012 as compared to 2011.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2012.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. The Board approved hedging greater than 50% of the Company’s forecast 2012 production.

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

Commodity Derivative Contracts: At September 30, 2012, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - September 30, 2012
					Asset
					(Amounts in 000’s)
Swap	NYMEX	Oct-Dec 2012	500,000	$4.23	$41,720
Swap	NYMEX	Oct 2012	90,000	$5.00	$5,526

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Natural Gas Commodity Derivatives:	2012	2011	2012	2011
	(Amounts in 000’s)
Realized gain on commodity derivatives(1)	$83,433	$53,630	$260,239	$143,749
Unrealized (loss) gain on commodity derivatives(1)	(93,329)	60,536	(183,139)	33,658

Total (loss) gain on commodity derivatives	$(9,896)	$114,166	$77,100	$177,407

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000’s)	Maximum Number (or Approximate Dollar Value) that may yet be Purchased Under the Plans or Programs
July 2012	—	—	—	$385.7 million
August 2012	10	$22.09	10	$385.5 million
September 2012	—	—	—	$385.5 million

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

Date: November 1, 2012

By:	/s/ Marshall D. Smith
	Name:	Marshall D. Smith
	Title:	Senior Vice President and Chief Financial Officer

Date: November 1, 2012

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