Form 10-K
period 2012-12-31
ULTRA PETROLEUM CORP
filed 2013-02-20
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐        NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,528,103,567 as of June 30, 2012 (based on the last reported sales price of $23.07 of such stock on the New York Stock Exchange on such date).

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 15, 2013 was 152,929,907.

Documents incorporated by reference: The definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, is incorporated by reference in Part III of this Form 10-K.

Certain Definitions

Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf — One billion cubic feet of natural gas.

•	Bcfe — One billion cubic feet of natural gas equivalent.

•	Tcfe — One trillion cubic feet of natural gas equivalent.

•	BOE — One barrel of oil equivalent, converting natural gas to oil at the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

•	BTU — British Thermal Unit.

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

Terms used to assign a present value to the Company’s reserves

•

Standardized measure of discounted future net cash flows, after income taxes — The present value, discounted at 10%, of the after tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and natural gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the oil and natural gas spot prices based on the average price during the 12-month period before the ending date of the period covered by the report determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, adjusted for quality and transportation. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes, using rates in effect on the date of the report, are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

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

Other Terms

•

All-in costs — For any period, means the sum of lease operating expenses, severance taxes, gathering costs, transportation charges, depletion, depreciation and amortization, interest expense and general and administrative expenses divided by production on an Mcfe basis during the period.

•

Reserve replacement ratio — The sum of the estimated net proved reserves added through extensions, discoveries, revisions and additions (including purchases of reserves) for a specified period of time divided by production for that same period of time.

•

Finding and development costs — The sum of property acquisition costs, exploration costs and development costs for a specified period of time, divided by the total of proved reserve extensions, discoveries, revisions and additions (including purchases) for that same period of time.

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

Oil and Gas Properties Overview

Ultra’s current operations in southwest Wyoming are focused on developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin with targets in the sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of both the Lance (found at subsurface depths of approximately 8,000 to 12,000 feet) and Mesaverde (found at subsurface depths of approximately 12,000 to 14,000 feet) in the Pinedale and Jonah fields area of Sublette County, Wyoming. As of December 31, 2012, Ultra owned interests in approximately 84,000 gross (49,000 net) acres in Wyoming covering approximately 190 square miles.

Ultra’s current operations in north-central Pennsylvania are focused on assessing, exploring and developing its position in the Marcellus Shale and other horizons. At December 31, 2012, the Company owned interests in approximately 497,000 gross (261,000 net) acres in Pennsylvania.

In eastern Colorado, at December 31, 2012, the Company owned interests in approximately 154,000 gross (139,000 net) acres. The Company has no immediate plans for further exploration in this area.

Business Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy includes building a robust portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility. Consistent with our mission and this strategy, the Company significantly reduced its activity during 2012 as a result of the low prevailing natural gas prices during the year. The Company believes the low natural gas prices are unsustainable because capital investment in natural gas drilling has been reduced broadly across the industry and the Company believes natural gas supply will decline as a result. For additional information about steps the Company is taking to address low natural gas prices, see the “Marketing and Pricing” section of Item 1. Business.

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

Disciplined Capital Investment.    Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns in order to optimize return to its shareholders. Accordingly, in response to the current low natural gas price environment, the Company reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields and is encouraging the parties operating projects on its behalf in Pennsylvania to reduce their activity as well. Reductions in the Company’s activity resulted in reduced capital spending during the current year as compared to the prior year.

Low Cost Producer.    Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves. The Company continues to focus on improving its drilling and production results through the use of advanced technologies and detailed technical analysis of its properties. For the year ended 2012, the Company’s all-in costs were $3.00 per Mcfe.

Financial Flexibility.    Preserving financial flexibility and a strong balance sheet are also key components of Ultra’s business strategy. At December 31, 2012, the Company had cash on hand of $12.9 million and outstanding debt was $1.8 billion. At December 31, 2012, the Company had $723.0 million of available borrowing capacity under its revolving credit facility. The Company’s average debt maturity is approximately seven years and the Company’s weighted average cost of debt is approximately 5.1%.

During December 2012, the Company sold a system of its liquids gathering pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming. The net cash proceeds received for the assets were $203.0 million and $23.0 million in marketable securities which were sold during December 2012 for net cash proceeds of $21.2 million. The Company used the net proceeds of the sale to reduce its outstanding indebtedness under its revolving credit facility.

Exploration and Production

Green River Basin, Wyoming

During 2012, the Company participated in the drilling of 135 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells as measured by spud to total depth. During 2012, the Company averaged 11.5 days to drill a well, as measured by spud to total depth. This compares to an average of 12 days to drill during 2011, a 4% reduction. Similarly, Ultra reached total depth in 10 days or less on 33% of all operated wells drilled in 2012 as compared to 12% of operated wells in 2011. Total days per well, measured by rig-release to rig-release, decreased 3% to 14.5 days in 2012 compared to 15 days during 2011.

During 2013, the Company plans to continue the ongoing development of its acreage position in the tight gas sand trend in the Green River Basin in southwest Wyoming. The Company expects that wells drilled during 2013 in the Pinedale field will target the sands of the upper Cretaceous Lance Pool.

All of the Company’s drilling activity is conducted utilizing its extensive integrated geological and geophysical data set. This data set is being utilized to map the potentially productive intervals, to refine areas of drilling focus, to identify areas for future extension of the Lance fairway and to identify deeper objectives which may warrant drilling.

Pennsylvania

Ultra continued the assessment of its Pennsylvania acreage during 2012. During the year, the Company participated in the drilling of 59 horizontal wells. At the end of 2012, approximately 71% of the Company’s acreage holdings in Pennsylvania were covered by high quality 3D seismic data, which the Company uses to guide its investment decisions.

During 2013, the Company plans to continue its exploration and development activities in the Middle Devonian Marcellus Shale Play on its acreage in Pennsylvania. The Company also plans to continue evaluating the potential for the Upper Devonian Geneseo Shale Play across its Pennsylvania acreage position. Ultra’s current activities are located in Potter, Tioga, Clinton, Centre and Lycoming counties. Activities include lease acquisition, 3-D seismic, drilling, completion, infrastructure construction and production operations.

Colorado

In early 2012, Ultra expanded its acreage position in eastern Colorado’s Denver Julesburg Basin to 154,000 gross (139,000 net) acres. The Company drilled three vertical wells during the year to evaluate oil potential in the Cretaceous aged Niobrara formation. The Company also supported an offset operator’s efforts to drill and test a Niobrara horizontal well in return for data from that well. The results of these efforts indicate the play is non-commercial, and the Company has no immediate plans for additional exploration in the area.

Marketing and Pricing

Overview

Ultra derives its revenues from the sale of its natural gas and associated condensate produced from wells operated by the Company and others in the Green River Basin in southwest Wyoming and from the sale of natural gas produced from wells operated by the Company and others in the Appalachian Basin in Pennsylvania. During 2012, 97% of the Company’s production and 90% of its revenues, after realized gains on hedging transactions, were attributable to natural gas, with the balance attributable to associated condensate.

The Company’s revenues are determined by prevailing natural gas market prices in the Rocky Mountain region of the United States, specifically, southwest Wyoming, and, as a result of the completion of the Rockies Express Pipeline (“REX”) in 2009 and increased production in Pennsylvania during 2011 and 2012, by natural gas market prices in the Midwestern and Eastern regions of the United States.

Prevailing natural gas prices for the Company’s production were lower during 2012 than over the past several years. The average realized price per Mcf for the Company’s natural gas production, before realized gains on hedging transactions, for 2008, 2009, 2010, 2011 and 2012 was $7.11, $3.49, $4.31, $4.15, and $2.79, respectively. Although the Company does not believe the current low natural gas prices can be sustained, the low gas prices had an adverse effect on its results during 2012: the Company’s 2012 revenues were lower than 2011 even though it achieved record annual production in 2012; the Company was required to record a $2.9 billion, non-cash, ceiling test write-down of the carrying value of its oil and gas properties during 2012; and the Company’s proved undeveloped reserves at year-end 2012 were down compared to the prior year.

During 2012, the Company took several steps in response to the low gas price environment:

•	Reduced net capital investment from $1.5 billion in 2011 to $615.2 million;

•	Monetized its Wyoming liquids gathering system; and,

•	Entered 2013 without hedging its future production at what it believes are unsustainably low forward natural gas prices.

Prevailing natural gas forward prices for the Company’s future production were also lower during 2012 than over the past several years. As a result of the Company’s belief that overall domestic natural gas supply will fall and natural gas forward prices will increase in response, the Company has not hedged any of its 2013 production. During 2010, 2011 and 2012, respectively, the Company hedged a substantial portion of its forecast natural gas production at an average price per Mcf of $5.54, $5.53, and $5.35. A significant portion of the Company’s earnings during these years was attributable to these derivative transactions. As a result of the Company not having hedged any of its 2013 production, its earnings and cash flow may be more volatile during 2013 than in prior years.

Natural Gas Marketing

Ultra currently sells all of its natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term). The Company’s customer base includes a significant number of customers situated in the various regions of the United States. The sale of the Company’s natural gas is “as produced”. As such, the Company does not maintain any significant inventories or imbalances of natural gas.

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

In Pennsylvania, the Company and its partners are constructing gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from its newly completed natural gas wells. Construction on these facilities continued throughout 2012, so the Company can manage its midstream capacity to coincide with capacity requirements from its drilling activities. These facilities are gathering systems and related infrastructure, and their construction is expected to continue, to some extent, until the Company’s properties in Pennsylvania are fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that treating facilities of this type will not be required in the future to accommodate the Company’s Pennsylvania production.

Pipeline infrastructure.    The Company has taken actions to facilitate expansion of the pipeline infrastructure available to move its natural gas supplies across the country, to provide sufficient capacity to transport its natural gas production and to provide for reasonable prices for its natural gas in the future. Three pipeline projects (REX, Ruby Pipeline, and Kern Pipeline’s Apex Expansion) have added aggregate export pipeline capacity for Rockies/Wyoming gas of approximately 2.1 Bcf per day. The Company continues to review pipeline projects in proximity to its reserves to determine the application of the new capacity to its core business.

Basis differentials.    The market price for natural gas is influenced by a number of regional and national factors which are beyond the Company’s ability to control. These factors include, among others, weather, natural gas supplies, natural gas demand, inventory levels in natural gas storage fields, and natural gas pipeline capacity to export gas from the basins where the Company’s production is located.

The Rocky Mountain region is a net exporter of natural gas because local natural gas production exceeds local demand, especially during non-winter months. As a result, natural gas production in southwest Wyoming has historically sold at a discount relative to other U.S. natural gas production sources or market areas. These regional pricing differentials, or discounts, are typically referred to as “basis” or “basis differentials” and are reflective, to some extent, of i.) the costs associated with transporting the Company’s gas to markets in other regions or states, and ii.) the availability of pipeline capacity to move the Company’s gas to market.

Basis differentials in the Opal area have diminished to negligible levels when measured annually. This meaningful decrease in basis is largely attributable to the increased availability of transportation capacity out of the Rocky Mountains region due to the addition of Ruby Pipeline and Rockies Express Pipeline.

The Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains is the price that is reflective of the Company’s gas sold in the Opal, Wyoming area and the Inside FERC First of Month Index for Dominion-South Pool is the price that is reflective of the Company’s gas sold in Pennsylvania.

The table below provides a historical and future perspective on average annual basis differentials for Wyoming natural gas (NW Rockies) and historically premium markets in the Northeast (Dominion South). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report on December 31, 2012.

	2009	2010	2011	2012	2013	2014	2015
NW Rockies	77%	90%	94%	94%	96%	97%	98%
Dominion South	107%	104%	104%	100%	97%	97%	97%

Derivatives

The Company, from time to time and in the regular course of its business, hedges a portion of its natural gas production primarily through the use of financial swaps with creditworthy financial counterparties (See Note 12), or through the use of fixed price, forward sales of physical gas. The Company may elect to hedge additional portions of its forecasted natural gas production in the future, in much the same manner as it has done previously. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a result of the Company’s belief that overall natural gas supply will fall and the low prevailing natural gas forward sale prices will improve in response, the Company has not yet entered into any hedging transactions for its 2013 production. As a result, the Company’s earnings and cash flows may be more volatile during 2013 than in prior years.

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. As of January 1, 2010, 2011 and 2012, the quantities that the Company hedged for the succeeding twelve month periods represented 46%, 67% and 51%, respectively, of the Company’s forecasted production for such periods. During 2011 and 2012, Ultra’s board approved hedges of greater than 50% of the Company’s forecast production for each respective period.

Oil Marketing and Liquids Gathering System

The Company markets its Wyoming condensate to various purchasers, which are primarily refiners in the Salt Lake City, Utah area. The Company’s condensate realized pricing is typically based on New York Mercantile Exchange crude futures daily settlement prices, less a negotiated location/transportation discount or differential. All of the Company’s condensate sales are denominated in U.S. dollars per barrel and are paid for on a monthly basis. The Company routinely maintains only operating inventories of condensate production and sells its product on an “as produced” basis. A portion of the Company’s condensate sales are performed by its operating partners in the Pinedale field.

At the end of 2012, more than 80% of the Company’s operated condensate production in Wyoming was delivered directly into a pipeline, further reducing truck traffic and improving flow assurance as well as realized pricing.

During December 2012, the Company entered into a Purchase and Sale Agreement (the “LGS PSA”) to sell its system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The net cash proceeds received for the assets were $203.0 million and additional consideration of $23.0 million in the form of marketable securities which were sold during December 2012 for net cash proceeds of $21.2 million.

Pursuant to the LGS PSA, the Company entered into a 15-year, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The base rent during the Lease Agreement is $20.0 million per year (adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. (See Note 4).

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2012, the Company had no single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies are described in Note 12. The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2012.

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

In August 1999, the BLM required an Environmental Assessment (“EA”) for the potential increased density drilling in the Jonah field area. An EA is a more limited environmental study than that conducted under an EIS. The EA was required to address the potential environmental impacts of developing the Jonah field on a well density of two wells per 80-acre drilling and spacing unit as opposed to the one well per 80-acre drilling and spacing unit as was approved in the initial Jonah field EIS approved in 1998. The new EA was completed in June 2000. With the approval of this EA and the earlier approval by the WOGCC for drilling of two wells per 80-acre drilling and spacing unit, the Company was permitted to drill infill wells at this well density on the 2,160 gross (1,322 net) acres then owned by the Company in the Jonah field. Subsequently, various other operators have received approval for the drilling of increased density wells in pilot areas at well densities ranging from four wells per 80-acre drilling and spacing unit to sixteen wells per 80-acre drilling and spacing unit. Current spacing in the Jonah field is eight wells per 80-acre drilling and spacing unit (10-acre spacing) with several pilots testing spacing at 16 wells per 80-acre drilling and spacing unit (5-acre spacing).

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

The final ROD (“2008 SEIS ROD”) was granted on September 9, 2008. The 2008 SEIS ROD allows, among other things, for full field development from no more than 600 well pads field-wide, as well as year-round development and delineation activity within big game (pronghorn and mule deer) and greater sage-grouse seasonal use areas. Further, the Proponents agreed to implement numerous individual mitigation components. These commitments include (i) the use of a full-field liquids gathering system, (ii) the use of advanced rig engine emission reduction technology by at least 80% of the Company’s 2005 rig emission levels, (iii) a mitigation and monitoring fund to address mitigation efforts to minimize impacts from energy development, and (iv) additional funding for ground water monitoring on the PAPA. Additionally, ten-year planning and annual meetings with BLM and appropriate state agencies will allow for proper community planning.

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

Regulation

Oil and Gas Regulation

The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company’s control. These factors may include, among other things, federal, state and local regulation of oil and natural gas production and transportation, including regulations governing environmental quality, pollution control and limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels.

Most states, and some counties and municipalities, in which the Company operates also regulate one or more of the following:

•	The location of wells;

•	The method of drilling, completing and operating wells;

•	The surface use and restoration of properties upon which wells are drilled;

•	Produced water and waste disposal;

•	The plugging and abandoning of wells; and

•	Notice to surface owners and other third parties.

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

States generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

The Company’s sales of natural gas are affected by the availability, terms and costs of transportation both in the gathering systems that transport the natural gas from the wellhead to the interstate pipelines and in the interstate pipelines themselves. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has issued and implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, non-discriminatory basis.

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

If the Company conducts operations on federal, tribal or state lands, such operations must comply with numerous regulatory restrictions, including various operational requirements and restrictions, nondiscrimination statutes and royalty and related valuation requirements. In addition, some operations must be conducted pursuant to certain on-site security regulations, bonding requirements and applicable permits issued by the Bureau of Land

Management (“BLM”), Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, Bureau of Indian Affairs, and tribal or other applicable federal, state and/or Indian Tribal agencies.

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

Surface Damage Acts

Several states, including Wyoming, and some tribal nations have enacted surface damage statutes. These laws are designed to compensate for damages caused by oil and gas development operations. Most surface damage statutes contain entry and negotiation requirements to facilitate contact between the operator and surface owners. Most also contain binding requirements for payments by the operator in connection with development operations. Costs and delays associated with surface damage statutes could impair operational effectiveness and increase development costs.

Environmental Regulations

General. The Company’s exploration, drilling and production activities from wells and oil and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations relating to environmental quality, including those relating to oil spills and pollution control. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon the Company’s operations, capital expenditures, earnings or competitive position.

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

Although oil and gas wastes generally are exempt from regulation as hazardous wastes (“Hazardous Wastes”) under the federal Resource Conservation and Recovery Act (“RCRA”) and some comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA and state analogs. The Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including Hazardous Wastes and are considering adopting stricter disposal standards for non-hazardous wastes. Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

Hydraulic Fracturing.    Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. Congress has periodically considered legislation to amend the federal Safe Drinking Water Act to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing and to require the disclosure and reporting of the chemicals used in hydraulic fracturing (except where diesel is a component of the fracturing fluid). This type of federal legislation, if adopted, could lead to additional regulation and permitting requirements that could result in operational delays making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operating costs.

In addition, EPA has recently been considering whether to assert federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. EPA released a progress report in December 2012 and final results are expected in 2014. In addition, in December 2011, the EPA published a draft report in which it asserts that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming (not a field in which the Company owns any interest); this report has been publicly criticized by industry and government officials, including the Governor of Wyoming; it remains subject to review. The agency also announced that one of its enforcement initiatives for 2011 to 2013 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In addition, some states have adopted, and other states have adopted or are considering adopting, regulations that require disclosure of the chemicals in the fluids used in hydraulic fracturing. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some case impose a moratorium on hydraulic fracturing. Although none of the Company’s properties are in jurisdictions where the limits have been imposed, it is possible the jurisdictions where the Company’s properties are located may adopt such limits or other limits on hydraulic fracturing in the future. The BLM has proposed rules and regulations for hydraulic fracturing activities on federal lands. The Company and others provided written comment to the proposed rules. Further, the EPA has announced an initiative under The Toxics Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals.

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

National Environmental Policy Act.    The federal National Environmental Policy Act provides that, for major federal actions significantly affecting the quality of the human environment, the federal agency taking such action must prepare an environmental assessment or an environmental impact statement (EIS). In the EIS, the agency is required to evaluate alternatives to the proposed action and the environmental impacts of the proposed action and of such alternatives. Actions of the Company, such as drilling on federal lands, to the extent the drilling requires federal approval, may trigger the requirements of the National Environmental Policy Act, including the requirement that an EIS be prepared. The requirements of the National Environmental Policy Act may result in increased costs, significant delays and the imposition of restrictions or obligations on the Company’s activities, including but not limited to the restricting or prohibiting of drilling.

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

On April 17, 2012, the EPA issued final rules to subject oil and gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs under the Clean Air Act (“CAA”), and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require operators of oil and gas wells to reduce emissions of volatile organic compounds (“VOCs”) during completions by either flaring or capturing any natural gas not delivered into gathering pipelines in a process commonly referred to as a “green completion.” During 2012, the Company conducted “green completions” on all of the wells it hydraulically fractured. In addition, the rules establish new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants, and certain other equipment. These rules may require changes to our operations, including possible installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

Clean Water Act.    The Clean Water Act (“CWA”) restricts the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the Clean Water Act, permits must be obtained for the discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit.

Endangered Species Act.    The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The Company conducts operations on federal and other oil and natural gas leases that have species, such as raptors, that are listed and species, such as sage grouse, that could be listed as threatened or endangered under the ESA. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation or the mere presence of threatened or endangered species could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. If the Company were to have a portion of its leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

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

Climate Change Legislation.    More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. The EPA has adopted rules under the CAA for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. The EPA has adopted a multi-tiered approach to this permitting, with the largest sources being subjected to the permitting requirements first. These permitting provisions, should they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and the Company could incur additional costs to satisfy those requirements. In November 2010, EPA published a rule establishing GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions, with the first annual report, for 2011, being due in September 2012. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations.

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

As of December 31, 2012, the Company had 115 full-time employees, including officers.

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

We compete with numerous other companies in virtually all facets of our business. Our competitors in development, exploration, acquisitions and production include major integrated oil and natural gas companies as well as numerous independents, including many that have significantly greater resources. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources permit. We also compete for the materials, equipment and services that are necessary for the exploration, development and operation of our properties. Our ability to increase reserves in the future will be dependent on our ability to select and acquire suitable prospects for future exploration and development.

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

Any derivative transactions we enter into may limit our gains and expose us to other risks.

Although we have not entered into any derivative transactions related to our 2013 production, we do enter into transactions with derivative instruments from time to time to manage our exposure to commodity price risks. These transactions limit our potential gains if commodity prices rise above the levels established by our derivative instruments. These transactions may also expose us to other risks of financial losses, for example, if our production is less than we anticipated at the time we entered into a derivative instrument or if a counterparty to our derivative instruments fails to perform the contracts.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

During 2010, the President signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market.

In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions); the CFTC’s final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. As a result, the rule has not yet taken effect, although the CFTC has indicated that it intends to appeal the court’s decision and that it believes the Dodd-Frank Act requires it to impose position limits. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.

In addition, the Act does not explicitly exempt end users (such as us) from the requirement to use cleared exchanges, rather than hedging over-the-counter, and the requirements to post margin in connection with hedging activities. While it is not possible at this time to predict when the CFTC will finalize certain other related rules and regulations, the Act and related regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although whether these requirements will apply to our business is uncertain at this time. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.

A decrease in oil and natural gas prices may adversely affect our results of operations and financial condition.

Energy commodity prices have been historically highly volatile, and such high levels of volatility are expected to continue in the future. We cannot accurately predict the market prices that we will receive for the sale of our natural gas, condensate, or oil production. Unless and until we enter into any derivative transactions related to our 2013 production, our revenues and cash flow may be more volatile during 2013 than in prior years. Information about revenues attributable to our derivative transactions in 2010, 2011 and 2012 is available in Item 7-A — “Quantitative and Qualitative Disclosures About Market Risk.”

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

A substantial portion of our reserves and production is natural gas. Prices for natural gas have been lower in recent years than at various times in the past and may remain lower in the future. The low natural gas prices during the past year adversely affected our 2012 revenues, cash flow and reserves. Sustained low prices for natural gas during 2013 and beyond may also adversely affect our operational and financial condition.

Natural gas prices have been lower in recent years than at various times in the past. These lower prices may be the result of increased supply resulting from among other things, increased drilling in unconventional reservoirs and/or lower demand resulting from reduced economic activity associated with the recent recession. Natural gas prices may remain at current levels, or fall to lower levels, in the future. Approximately 96% of our estimated net proved reserves is natural gas, and 97% of our production in 2012 was natural gas. Although we expect production operations on properties we currently own to be profitable at natural gas prices in effect during the past year, a continued period of sustained low natural gas prices could have further adverse effects on our results of operations and financial condition.

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

Under these laws and regulations or under the common law, the Company could be liable for personal injury and clean-up costs and other environmental, natural resource and property damages, as well as administrative, civil and criminal penalties. The Company could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine emissions, greenhouse gases and hydraulic fracturing. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of environmental damages.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause the Company to incur material expenses to comply. The EPA has adopted rules under the CAA for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. These permitting provisions, should they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and the Company could incur additional material costs to satisfy those requirements.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level (except for fracturing activity involving the use of diesel). The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, issued a progress report in December 2012, and expects to deliver the final results of the study in 2014. In addition, in December 2011, the EPA published a draft report in which it asserts that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming (not a field in which the Company owns an interest); this report has been publicly criticized by industry and by government officials, including the Governor of Wyoming; it remains subject to review. A committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Wyoming has adopted regulations requiring us to provide detailed information about wells we hydraulically fracture in that state. Many other states have adopted or are considering adopting regulations requiring disclosure of chemicals in fluids used in hydraulic fracturing. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

While we have not experienced cyber-attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

We may not be able to obtain funding on acceptable terms or at all.

Global financial markets and economic conditions have been disrupted and volatile due to a variety of factors. As a result, the cost of raising money in the debt and equity capital markets and the availability of funds from those markets is unpredictable. Although we successfully raised capital in the past, we may not be successful in the future. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due and we may be unable to execute our growth strategy, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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

Unless we are able to replace reserves that we have produced, our cash flows and production will decrease over time.

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

The oil and natural gas business involves a variety of operating risks, including blowouts, fire, explosion, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as oil spills, natural gas leaks, discharges of toxic gases, underground migration and surface spills or mishandling of fracture fluids, including chemical additives. The occurrence of any of these events with respect to any property we own or operate (in whole or in part) could have a material adverse impact on us. We and the operators of our properties maintain insurance in accordance with customary industry practices and in amounts that management believes to be reasonable. However, insurance coverage is not always economically feasible and is not obtained to cover all types of operational risks. The occurrence of a significant event that is not fully insured could have a material adverse effect on our financial condition.

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

If oil and natural gas prices decrease, we may be required to record additional write downs of the carrying value of our oil and gas properties.

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under such method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings. As a result of low gas prices during 2012, we were required to record a $2.9 billion non-cash, ceiling test write-down of the carrying value of our oil and gas properties.

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

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming and Pennsylvania and oil and gas leases and fee minerals in Colorado. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. In Pennsylvania, the leases are from private individuals and companies, as well as from the Commonwealth of Pennsylvania. The leases in Pennsylvania are mostly undeveloped at this time and typically have primary lease terms of five years until establishment of production. In Colorado, our oil and gas leases are from private individuals and companies, as well as from the State of Colorado, and typically have primary lease terms of five years. All of our acreage in Colorado is undeveloped at this time, and the Company has no immediate plans for further exploration in this area.

Green River Basin, Wyoming

As of December 31, 2012, the Company owned developed oil and natural gas leases totaling approximately 84,000 gross (49,000 net) acres in the southwest Wyoming’s Green River Basin. Most of this acreage covers Pinedale and Jonah fields. Of the total acreage position in Wyoming, approximately 22,000 gross (10,000 net) acres were developed, and 62,000 gross (39,000 net) acres were undeveloped. The developed portion represents 15% of the Company’s total developed net acreage while the undeveloped portion represents approximately 10% of the Company’s total undeveloped net acreage.

Lease maintenance costs in Wyoming were approximately $0.1 million for the year ended December 31, 2012. The Company currently owns 39 leases totaling 68,000 gross (37,000 net) acres currently held by production and activities (“HBP”) in Wyoming. The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.    During 2012, the Company participated in the drilling of 81 gross (30.6 net) productive development wells on the Green River Basin properties. At year-end 2012, there were 16 gross (5.7 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During 2012, the Company participated in the drilling of a total of 30 gross (13.6 net) productive exploratory wells on the Green River Basin properties. At December 31, 2012, there were 8 gross (6.4 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Pennsylvania

As of December 31, 2012, the Company owned oil and gas leases covering 497,000 gross (261,000 net) acres in the Pennsylvania portion of the Appalachian Basin. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Potter, Tioga, Lycoming, Centre and Clinton counties. Of the total acreage position as of December 31, 2012, approximately 111,000 gross (58,000 net) acres were developed, and 386,000 gross (203,000 net) acres were undeveloped. The developed portion represents 85% of the Company’s total developed net acreage position while the undeveloped portion represents 53% of the Company’s total undeveloped net acreage position. The Company operates approximately 84,000 gross (58,000 net) acres of the total position.

Lease maintenance costs in Pennsylvania were approximately $2.0 million for the year ended December 31, 2012. The Company owns approximately 362,000 gross (185,000 net) acres currently held by production or activities in Pennsylvania.

Development Wells.    During 2012, the Company participated in the drilling of 16 gross (8.0 net) productive development wells in Pennsylvania, all of which were horizontal wells. At year-end 2012, there was 1 gross (0.5 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During the year ended December 31, 2012, the Company participated in the drilling of a total of 48 gross (18.9 net) productive exploratory wells on the Pennsylvania properties. At December 31, 2012, there was 1 gross (0.5 net) additional exploratory well that commenced during the year that was either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.    The Company acquired 148 square miles of new 3D seismic data on its properties during 2012. The Company’s total 3D seismic coverage in Pennsylvania is 455 square miles. Of this, 425 square miles of data is owned with other parties, and 30 square miles is owned solely by the Company.

Denver Julesburg Basin, Colorado

As of December 31, 2012, the Company owned fee minerals and oil and gas leases covering 154,000 gross (139,000 net) acres in eastern Colorado’s Denver Julesburg Basin. The total acreage in Colorado represents approximately 36% of the Company’s undeveloped net acreage position.

Lease maintenance costs in Colorado were $0.1 million for the year ended December 31, 2012. All of the Colorado acreage is undeveloped at this time; none of it is held by production. The Company has no immediate plans for further exploration in this area.

Exploratory Wells.    During 2012, the Company drilled 3 gross (3.0 net) exploratory wells in eastern Colorado. All three were vertical wells designed to evaluate oil potential in the Niobrara Formation.

Development Wells.    The Company did not participate in drilling any development wells in Colorado during 2012.

Seismic Activity.    The Company did not acquire any additional seismic data in Colorado during 2012. The Company currently owns 22 square miles of 3D seismic data in El Paso County, Colorado, and has licensed an additional 126 linear miles of 2D data in the same county. This represents the Company’s total seismic position in the area.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2012, 2011, and 2010 as estimated by independent petroleum engineers Netherland, Sewell & Associates, Inc. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2012, 2011 and 2010. As of December 31, 2012, proved undeveloped reserves represent 38.7% of the Company’s total proved reserves.

	December 31,
	2012	2011	2010
Proved Developed Reserves
Natural gas (MMcf)	1,820,994	1,973,391	1,678,697
Oil (MBbl)	10,531	11,794	11,013
Proved Undeveloped Reserves
Natural gas (MMcf)	1,145,451	2,805,163	2,521,458
Oil (MBbl)	7,606	21,287	20,671
Total Proved Reserves (MMcfe)(1)	3,075,267	4,977,040	4,390,257
Estimated future net cash flows, before income tax	$4,501,804	$11,789,256	$10,879,719
Standardized measure of discounted future net cash flows, before income taxes(2)	$2,263,259	$5,296,964	$4,993,576
Future income tax	$368,942	$1,500,908	$1,468,008
Standardized measure of discounted future net cash flows, after income tax	$1,894,317	$3,796,056	$3,525,568
Calculated average price(3)
Gas ($/Mcf)	$2.63	$4.04	$4.05
Oil ($/Bbl)	$87.85	$88.19	$68.93

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

(3)

As prescribed by Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”), reserves estimated by our independent engineers at December 31, 2012, 2011 and 2010, reflect oil and natural gas spot prices based on the average prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2012, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Proved Undeveloped Reserves

The following table describes the changes in the Company’s proved undeveloped reserves during 2012:

MMcfe
Proved undeveloped reserves, December 31, 2011	2,932,885
Converted to proved developed	(172,736)
Proved undeveloped reserve extensions	756,595
Proved undeveloped reserves transferred to unproven	(2,311,045)
Proved undeveloped reserve revisions	(14,612)

Proved undeveloped reserves, December 31, 2012	1,191,087

In 2012, the Company converted 173 Bcfe of proved undeveloped reserves to proved developed reserves. Of these conversions, 89% were located in the Pinedale field in Wyoming. During 2012, the Company spent $207.0 million to convert proved undeveloped reserves to proved developed reserves. At December 31, 2012, the Company also transferred 2.3 Tcfe of proved undeveloped reserves to the unproven category of reserves due to lower natural gas prices utilized in the preparation of the December 31, 2012 reserve estimation. The natural gas price utilized in preparing the Company’s reserve estimate at December 31, 2012 was $2.63 per Mcf as compared to $4.04 per Mcf at December 31, 2011, a 35% decrease. At the lower gas price, some of the Company’s proved undeveloped locations are uneconomic and, accordingly, the Company transferred these locations to the unproven category.

In addition to lower gas prices, the Company reduced the capital scheduled for proved undeveloped locations to $1.4 billion at December 31, 2012 from $4.1 billion at December 31, 2011. This reduction in capital was largely associated with certain other proved undeveloped locations transferred to the unproven category. The Company has not scheduled any proved undeveloped reserves beyond five years nor does it have any proved undeveloped locations that have been part of its inventory of proved undeveloped locations for over five years.

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations.

Internal Controls Over Reserve Estimating Process

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates by our independent engineers, Netherland, Sewell & Associates, Inc. The Vice President — Reservoir Engineering and Development has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 18 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation. Our internal professional staff works closely with our independent engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves.

All of the information regarding reserves in this annual report is derived from the report of Netherland, Sewell & Associates, Inc. The report of Netherland, Sewell & Associates, Inc. is included as an Exhibit to this annual report. The principal engineer at Netherland, Sewell & Associates, Inc. responsible for preparing our reserve estimates has a Bachelor of Science degree in Mechanical Engineering and is a licensed Professional Engineer with 30 years of experience, including significant experience throughout the Rocky Mountain basins.

In estimating proved reserves and future net revenue as of December 31, 2012, the Company’s independent reserve engineer, Netherland, Sewell & Associates, Inc., used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, Netherland, Sewell & Associates, Inc.’s conclusions necessarily represent only informed professional judgment.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	249,310	236,832	205,613
Oil (Bbl)	1,282	1,408	1,334

Total (Mcfe)	257,002	245,280	213,619
Revenues
Natural gas sales	$695,733	$982,413	$886,396
Oil sales	114,241	119,383	92,990

Total revenues	$809,974	$1,101,796	$979,386

Lease Operating Expenses
Production costs(a)	$64,468	$51,758	$45,938
Severance/production taxes	60,757	97,094	95,914
Gathering	59,004	56,511	50,126

Total lease operating expenses	$184,229	$205,363	$191,978

Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$4.01	$5.05	$4.88
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$2.79	$4.15	$4.31
Oil ($/Bbl)	$89.08	$84.79	$69.69
Costs per Mcfe
Production costs	$0.25	$0.21	$0.22
Severance/production taxes	$0.24	$0.40	$0.45
Gathering	$0.23	$0.23	$0.23
Transportation charges	$0.33	$0.26	$0.30
DD&A	$1.51	$1.41	$1.13
General & administrative	$0.10	$0.11	$0.11
Interest	$0.34	$0.26	$0.23

Total costs per Mcfe	$3.00	$2.88	$2.68

The following table sets forth the net sales volumes, operating expenses and realized natural gas prices attributable to field(s) that contain 15% or more of our total estimated proved reserves as of December 31, 2012:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Pinedale Field:
Production (Mcfe)	179,757	196,236	190,849
Operating expenses	$144,538	$178,387	$179,544
Realized price, excluding hedges ($/Mcf)	$2.84	$4.17	$4.32
Realized price, including hedges ($/Mcf)	$4.55	$5.27	$4.94

(a)	Production costs include lifting costs and remedial workover expenses.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 8, 2013, the Company had long-term natural gas delivery commitments of 3.0 MMMBtu in 2013, 8.2 MMMBtu in 2014, 4.4 MMMBtu in 2015, 4.8 MMMBtu in 2016 and 7.9 MMMBtu in 2017 under existing agreements. None of these commitments require the Company to deliver gas produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. These amounts are well below the Company’s forecasted 2013 and anticipated 2014 through 2017 production from its available reserves. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. The Company believes that its production and reserves are adequate to meet its delivery commitments. If for some reason the Company’s production is not sufficient to satisfy its delivery commitments, the Company expects to be able to purchase natural gas production in the market to satisfy its commitments.

With respect to the Company’s oil production, the Company does not have any long-term arrangements that commit the Company to deliver a fixed or determinable quantity of oil in the near future.

Productive Wells

As of December 31, 2012 the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells
Natural Gas and Condensate	2,334	1,145.5

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

The Company does not believe the remaining terms of its leases is material. At December 31, 2012, the Company had 12,245 net acres of leases in Pennsylvania, 2,000 net acres of leases in Colorado and no leases in Wyoming that expire in 2013 and it expects to maintain over 20% of those leases by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future.

As of December 31, 2012 the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	22,000	10,000	62,000	39,000
Pennsylvania	111,000	58,000	386,000	203,000
Colorado	—	—	154,000	139,000

All States	133,000	68,000	602,000	381,000

Drilling Activities

For each of the three fiscal years ended December 31, 2012, 2011 and 2010 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development Wells

Productive	81.0	30.6	117.0	71.0	75.0	37.3
Dry	—	—	—	—	—	—

Total	81.0	30.6	117.0	71.0	75.0	37.3

At year end, there were 16 gross (5.7 net) additional development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells

Productive	30.0	13.6	83.0	42.5	106.0	57.2
Dry	—	—	—	—	—	—

Total 30.0 13.6	30.0	13.6	83.0	42.5	106.0	57.2

At year end, there were 8 gross (6.4 net) additional exploratory wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

Pennsylvania

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	16.0	8.0	1.0	0.4	—	—
Dry	—	—	—	—	—	—

Total	16.0	8.0	1.0	0.4	—	—

At year end, there were 1 gross (0.5 net) additional development wells that were either drilling or had operations suspended.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	48.0	18.9	184.0	86.7	171.0	99.0
Dry	—	—	—	—	—	—

Total	48.0	18.9	184.0	86.7	171.0	99.0

At year end, there was 1 gross (0.5 net) additional exploratory well that was either drilling or had operations suspended.

Colorado

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	3.0	3.0	—	—	—	—

Total	3.0	3.0	—	—	—	—

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “UPL”. The following table sets forth the high and low intra-day sales prices of the common shares for the periods indicated.

The following share price performance graph is intended to allow review of shareholder returns, expressed in terms of the appreciation of the Company’s common shares relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future share performance. The graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the NYSE Composite Index and of the Dow Jones U.S. Exploration and Production TSM Index from December 31, 2007 through December 31, 2012.

2012	High	Low
1st quarter	$30.66	$22.03
2nd quarter	$23.43	$17.62
3rd quarter	$24.52	$19.96
4th quarter	$24.26	$17.58

2011	High	Low
1st quarter	$50.97	$41.83
2nd quarter	$51.20	$42.90
3rd quarter	$47.89	$27.56
4th quarter	$36.72	$24.39

As of February 15, 2013, the last reported sales price of the common shares on the NYSE was $16.00 per share and there were approximately 340 holders of record of the common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ultra Petroleum Corp, the NYSE Composite Index,

and the Dow Jones US Exploration & Production TSM Index

[

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividentds. Fiscal year ending December 31.

Copyright© 2013 Dow Jones & Co. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Ultra Petroleum Corp	100.00	48.27	69.73	66.81	41.44	25.36
NYSE Composite	100.00	60.74	77.92	88.36	84.96	98.55
Dow Jones US Exploration & Production TSM	100.00	58.97	83.46	98.81	94.76	99.66

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future. The Company intends to retain its cash flow from operations for the future operation and development of its business.

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common shares which has been and will be funded by cash on hand and the Company’s senior credit facility.

	Total Number of Shares Repurchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000’s)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
Period
November 2012	5	$23.10	5	$385.4 million

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$695,733	$982,413	$886,396	$601,023	$986,374
Oil sales	114,241	119,383	92,990	65,739	98,026

Total operating revenues	809,974	1,101,796	979,386	666,762	1,084,400

Expenses:
Production expenses and taxes	184,229	205,363	191,978	152,804	194,243
Transportation charges	84,470	64,243	64,965	58,011	46,310
Depletion, depreciation and amortization	388,985	346,394	241,796	201,826	184,795
Ceiling test and other impairments	2,972,464	—	—	1,037,000	—
General and administrative	14,348	12,113	11,407	8,871	11,230
Stock compensation	10,756	13,919	12,944	10,901	5,816
Interest expense	88,180	63,156	49,032	37,167	21,276

Total operating expenses	3,743,432	705,188	572,122	1,506,580	463,670

Other:
Gain on commodity derivatives	73,581	313,732	325,452	146,517	33,216
Contract cancellation fees	(15,469)	—	—	—	—
Litigation expense	—	—	(9,902)	—	—
Other income (expense) , net	(1,765)	532	260	(2,888)	833

Total other (expense) income, net	56,347	314,264	315,810	143,629	34,049

(Loss) income before income taxes	(2,877,111)	710,872	723,074	(696,189)	654,779
Income tax (benefit) provision	(700,213)	257,670	258,615	(245,136)	240,504

Net (loss) income	$(2,176,898)	$453,202	$464,459	$(451,053)	$414,275

Basic (Loss) Earnings per Share:
Net (loss) income per common share —basic	$(14.24)	$2.97	$3.05	$(2.98)	$2.72

Fully (Loss) Diluted Earnings per Share:
Net (loss) income per common share —fully diluted	$(14.24)	$2.94	$3.01	$(2.98)	$2.65

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$654,825	$1,033,292	$824,728	$592,641	$840,803
Investing activities	$(577,223)	$(1,408,795)	$(1,529,099)	$(820,611)	$(915,319)
Financing activities	$(75,988)	$315,976	$760,951	$228,067	$78,041
Balance Sheet Data:
Cash and cash equivalents	$12,921	$11,307	$70,834	$14,254	$14,157
Working capital (deficit)	$(388,244)	$(251,059)	$(56,967)	$(137,450)	$(149,355)
Oil and gas properties	$1,657,499	$4,189,148	$3,075,670	$1,794,603	$2,350,526
Total assets	$2,007,345	$4,869,705	$3,595,615	$2,060,005	$2,558,162
Total long-term debt	$1,837,000	$1,903,000	$1,560,000	$795,000	$570,000
Other long-term obligations	$76,038	$67,008	$52,575	$35,858	$46,206
Deferred income taxes, net	$—	$635,009	$420,711	$239,217	$503,597
Total shareholders’ (deficit) equity	$(577,867)	$1,593,709	$1,138,976	$648,197	$1,090,786

Item 7. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with an increasing portion of the Company’s revenues coming from gas sales from wells located in the Appalachian Basin in Pennsylvania.

Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns. Accordingly, in response to the current low natural gas price environment during 2012, the Company reduced its net capital investments from $1.5 billion in 2011 to $615.2 million in 2012 by releasing all but two of its operated drilling rigs in Wyoming and reducing drilling activity in Pennsylvania.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has declined significantly since the beginning of 2011. During 2012, the Company limited the impact of these low prices on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. The average price realization for the Company’s natural gas during 2012 was $4.01 per Mcf, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2012, the average price realization for the Company’s natural gas was $4.08 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas, excluding realized gains and losses on commodity derivatives, was $2.79 per Mcf and $3.33 per Mcf for the year and quarter ended December 31, 2012, respectively. Because of the Company’s belief that overall domestic natural gas supply will decline and natural gas forward prices will increase in response, the Company has not hedged any of its forecast 2013 natural gas production. (See Note 7).

Mission and Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy includes building a robust portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility. Consistent with this mission and strategy, the Company significantly reduced its activity during 2012 as a result of the low prevailing natural gas prices during 2012. As a result of this reduced activity, the number of wells drilled and completed by the Company was lower in 2012 than in some prior years. In addition, as a result of the low gas prices, the Company was required to record a $2.9 billion non-cash, ceiling test write-down of the carrying value of its oil and gas properties, and the Company’s proved reserves were reduced to 3.08 Tcfe at December 31, 2012 from 4.98 Tcfe at December 31, 2011. For additional information about steps the Company is taking to address low natural gas prices, see the “Marketing and Pricing” section of Item 1. Business.

Because dry natural gas drilling activities were significantly reduced by most oil and gas operators during 2012, the Company expects natural gas supply to decline. As a result, the Company believes the current low natural gas prices are unsustainable, and the Company expects natural gas prices to improve over the next two years. If natural gas prices recover as the Company expects, the Company should be able to restore its proved undeveloped reserves to at least prior prevailing levels. The reduction in proved reserves reflected in the year-end 2012 report is not the result of any change in the geologic prospectivity of the Company’s properties.

As required by SEC regulations, the Company used a calculated weighted average natural gas sales price of $2.63 per Mcf and $4.04 per Mcf for estimating its proved reserves at December 31, 2012 and 2011, respectively. The lower gas price for the 2012 reserves negatively impacted the Company in two ways. First, some of its 2011 proved reserves are uneconomic at the 2012 SEC gas price. Second, some of its 2011 proved undeveloped reserves were reclassified as unproven properties in 2012 because the 2012 SEC gas price reduced capital available for the Company to drill its proved undeveloped properties.

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

Disciplined Capital Investment.    Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns in order to optimize return to its shareholders. Accordingly, in response to the current low natural gas price environment, the Company reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields, and the Company is encouraging the parties operating projects on its behalf in Pennsylvania to reduce their activity as well. Reductions in the Company’s activity resulted in reduced capital spending during the current year as compared to the prior year.

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

Oil and Gas Reserves.    The reserve estimates presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities – Oil and Gas (“FASB ASC 932”) as updated in order to align the reserve calculation and disclosure requirements with those in SEC Release No. 33-8995.

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

Full Cost Method of Accounting.    The Company uses the full cost method of accounting for oil and gas exploration and development activities as defined by SEC Release No. 33-8995 and FASB ASC 932. Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. The sum of net capitalized costs and estimated future development costs of oil and natural gas properties for each full cost center are depleted using the units-of-production method. Changes in estimates of proved reserves, future development costs or asset retirement obligations are accounted for prospectively in our depletion calculation.

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

Write-down of Oil and Gas Properties.    Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

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

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 of $2.76 per MMBtu, $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.71 per barrel, $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2011 or 2010.

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

As a result of the tax effect of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $449.8 million as of December 31, 2012. This valuation allowance may be reversed in future periods against future taxable income.

Derivative Instruments and Hedging Activities.    The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives.

Fair Value Measurements.    The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. The valuation assumptions the Company has used to measure the fair value of its commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). At December 31, 2012, the Company did not have any open commodity derivative contracts. See Note 8 for additional information.

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

The Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These facilities are included in Property, Plant and Equipment in the Consolidated Balance Sheets and were impaired to a fair value of $82.6 million based on the income approach, estimated using Level 3 fair value inputs.

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

Share-Based Payment Arrangements.    The Company follows FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2012, 2011 and 2010 was $10.8 million, $13.9 million and $12.9 million, respectively. See Note 6 for additional information.

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

Results of Operations — Year Ended December 31, 2012 vs. Year Ended December 31, 2011

During the year ended December 31, 2012, production increased on a gas equivalent basis to 257.0 Bcfe from 245.3 Bcfe for the same period in 2011 as a result of wells put on production in 2012. Realized natural gas prices, including realized gain and loss on commodity derivatives, decreased to $4.01 per Mcf during the year ended December 31, 2012 as compared to $5.05 per Mcf during 2011. During the year ended December 31, 2012, the Company’s average price for natural gas was $2.79 per Mcf, excluding realized gains and losses on commodity derivatives as compared to $4.15 per Mcf for the same period in 2011. The decrease in average natural gas prices largely contributed to a 26% decrease in revenues for the year ended December 31, 2012 to $810.0 million as compared to $1.1 billion in 2011.

Lease operating expenses (“LOE”) increased to $64.5 million for the year ended December 31, 2012 compared to $51.8 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs increased to $0.25 per Mcfe at December 31, 2012 compared to $0.21 per Mcfe at December 31, 2011 as a result of higher lease operating expense on non-operated wells in Pennsylvania.

During the year ended December 31, 2012, production taxes were $60.8 million compared to $97.1 million during the same period in 2011, or $0.24 per Mcfe, compared to $0.40 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.5% of revenues for the year ended 2012 and 8.8% for the same period in 2011. In addition, the year ended December 31, 2012 includes charges related to Pennsylvania impact fees totaling $5.6 million while the period ended December 31, 2011 did not include any charges related to impact fees in Pennsylvania. The decrease in per unit taxes is primarily attributable to decreased sales revenues as a result of decreased natural gas prices, excluding the effects of commodity derivatives, during the year December 31, 2012 as compared to the same period in 2011.

Gathering fees increased to $59.0 million for the year ended December 31, 2012 compared to $56.5 million during the same period in 2011 largely due to increased production volumes. On a per unit basis, gathering fees remained flat at $0.23 per Mcfe for the year ended December 31, 2012 and 2011.

The Company incurred firm transportation charges totaling $84.5 million for the period ended December 31, 2012 as compared to $64.2 million for the same period in 2011 in association with REX pipeline charges. On a per unit basis, transportation charges increased to $0.33 per Mcfe (on total company volumes) for the period ended December 31, 2012 as compared to $0.26 for the same period in 2011 primarily due to demand charges associated with the additional capacity of 50 MMMBtu per day secured on the REX pipeline system beginning in January 2012.

DD&A expenses increased to $389.0 million during the period ended December 31, 2012 from $346.4 million for the same period in 2011, attributable primarily to increased production volumes and a higher depletion rate. On a unit of production basis, DD&A increased to $1.51 per Mcfe at December 31, 2012 from $1.41 at December 31, 2011 primarily as a result of increased costs in Pennsylvania.

The Company recorded a $2.9 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the period ended December 31, 2012 as a result of ceiling test limitations, which is reflected as ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 of $2.76 per MMBtu, $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.71 per barrel, $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials. The write-down reduced earnings in the period and will result in a lower DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the prior year period ended December 31, 2011. See Note 1(e). In addition, the Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 8 for additional information on fair value).

General and administrative expenses decreased slightly to $25.1 million for the period ended December 31, 2012 compared to $26.0 million for the same period in 2011. On a per unit basis, general and administrative expenses decreased to $0.10 per Mcfe for the year ended December 31, 2012 compared with $0.11 per Mcfe in 2011 as a result of increased production volumes during 2012.

Interest expense increased to $88.2 million during the period ended December 31, 2012 compared to $63.2 million during the same period in 2011 primarily as a result of higher average borrowings outstanding during the year ended December 31, 2012 and lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. For the years ended December 31, 2012 and 2011, the Company capitalized $15.0 million and $30.7 million, respectively, in interest associated with unevaluated oil and gas properties that are excluded from amortization and actively being evaluated as well as work in process relating to gathering systems that are not currently in service. At December 31, 2012, all costs related to unevaluated properties that were previously excluded from capitalized costs being amortized have been impaired and transferred to the capitalized costs being amortized in the full cost pool.

During the year ended December 31, 2012, the Company recognized contract cancellation expenses of $15.5 million. In response to low natural gas prices, the Company reduced its drilling rig count to two operated rigs, down from six at December 31, 2011.

During the year ended December 31, 2012, the Company recognized $304.0 million related to realized gain on commodity derivatives as compared to $213.3 million during the year ended December 31, 2011. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

At December 31, 2012, the Company recognized $230.4 million related to unrealized loss on commodity derivatives as compared to $100.4 million related to unrealized gain on commodity derivatives at December 31, 2011. The unrealized gain or loss on commodity derivatives represents the non-cash change in the fair value of these derivative instruments.

The Company recognized a loss before income taxes of $2.9 billion for the year ended December 31, 2012 compared with income before income taxes of $710.9 million for the same period in 2011. The decrease in earnings is primarily related to the non-cash ceiling test and other impairments and decreased natural gas prices partially offset by increased production during 2012.

As a result of the tax effect of the non-cash ceiling test and other impairments, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset during the quarter ended June 30, 2012. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $449.8 million as of December 31, 2012. This valuation allowance may be reversed in future periods against future taxable income. The income tax benefit recognized for the year ended December 31, 2012 was $700.2 million compared with an income tax provision of $257.7 million for the year ended December 31, 2011.

For the year ended December 31, 2012, the Company recognized net loss of $2.2 billion or ($14.24) per diluted share as compared with net income of $453.2 million or $2.94 per diluted share for the same period in 2011. The decrease in earnings is primarily related to the non-cash ceiling test and other impairments and decreased natural gas prices partially offset by increased production during 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2012, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. The Company participated in 178 wells that were drilled to total depth and cased during 2012. For the year ended December 31, 2012, total capital expenditures were $839.4 million ($708.0 million related to oil and gas exploration and development expenditures, $127.1 million related to gathering system expenditures and $4.3 million related to other property costs). During December 2012, the Company entered into a Purchase and Sale Agreement (the

“PSA”) to sell its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The net cash proceeds received for the assets were $203.0 million and additional consideration of $23.0 million in the form of marketable securities which were sold during December 2012 for net cash proceeds of $21.2 million. The proceeds from the sale of the Company’s LGS were used to repay amounts outstanding under the Company’s Credit Agreement (defined below).

At December 31, 2012, the Company reported a cash position of $12.9 million compared to $11.3 million at December 31, 2011. Working capital deficit at December 31, 2012 was $388.2 million compared to a deficit of $251.1 million at December 31, 2011. At December 31, 2012, the Company had $277.0 million in outstanding borrowings and $723.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $1.6 billion outstanding in senior notes (See Note 5). Other long-term obligations of $76.0 million at December 31, 2012 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital investment program for 2013, which is currently projected to be approximately $415.0 million. Of the $415.0 million budget, the Company plans to allocate approximately 90% to exploration and development related expenditures and the remainder to gathering and infrastructure and other.

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At December 31, 2012, the Company had $277.0 million in outstanding borrowings and $723.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of December 31, 2012). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement. (See Note 5).

Senior Notes:    The Company’s Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2012, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 5).

Operating Activities.    During the year ended December 31, 2012, net cash provided by operating activities was $654.8 million, a 37% decrease from $1.0 billion for the same period in 2011. The decrease in net cash provided by operating activities was largely attributable to decreased revenues resulting from decreased natural gas prices during the year ended December 31, 2012 as compared to the same period in 2011.

Investing Activities.    During the year ended December 31, 2012, net cash used in investing activities was $577.2 million as compared to $1.4 billion for the same period in 2011. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities in 2012 as compared to 2011 and proceeds from the sale of the LGS during December 2012.

Financing Activities.    During the year ended December 31, 2012, net cash used in financing activities was $76.0 million as compared to net cash provided by financing activities of $316.0 million for the same period in 2011. The change in cash used in net financing activities is primarily due to decreased borrowings during 2012 as compared to 2011.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In 2012, the Company established new production records while maintaining a low cost structure. The Company’s low cost structure contributes to the Company’s long-term favorable returns and growth profile.

Although our net cash provided by operating activities was negatively affected by continued low natural gas prices, and although we have not hedged any of our 2013 production because we expect natural gas prices to improve over the next two years, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash, will provide sufficient liquidity to fund our capital investments and operations over the next twelve months. We continue to monitor and evaluate the impact of reduced commodity prices in order to determine the appropriate size and nature of our capital investment program.

We expect to rely on our available cash, our existing credit facility and the cash generated from operations to meet our obligations. While we continue to monitor the overall health of the credit markets, a renewed, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt (See Note 5)	$1,837,000	$—	$100,000	$455,000	$1,282,000
Interest payments	644,319	93,918	183,267	154,745	212,389
Transportation contract (REX)(1)	673,027	103,295	201,845	202,122	165,765
Operating lease	299,397	20,000	40,000	40,000	199,397
Drilling contracts	21,487	14,973	6,514	—	—
Office space lease	1,540	876	664	—	—

Total contractual obligations	$3,476,770	$233,062	$532,290	$851,867	$1,859,551

(1)	The Company’s average net interest in payments related to REX transportation charges is approximately 80%.

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

Operating lease.    During December 2012, the Company entered into a Purchase and Sale Agreement (the “LGS PSA”) to sell its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The net cash proceeds received for the assets were $203.0 million and additional consideration of $23.0 million in the form of marketable securities which were sold during December 2012 for net cash proceeds of $21.2 million.

Pursuant to the LGS PSA, the Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases and qualified for sales recognition. The lease is classified as an operating lease.

All of the Company’s lease obligations are related to leases that are classified as operating leases. These leases contain certain provisions that could result in accelerated lease payments. The Company has considered the effect of these provisions on minimum lease payments in its lease classification analysis and has determined that the default provisions do not impact classification of any the Company’s operating leases.

Drilling contracts.    As of December 31, 2012, the Company had committed to drilling obligations that will continue into 2014. The drilling rigs were contracted to fulfill the 2013-2014 drilling program initiatives in Wyoming.

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $1.5 million at December 31, 2012 ($0.9 million in 2013 and $0.7 million in 2014 to 2015).

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

Historically, the Company has entered into various types of derivative transactions to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program. A significant portion of our revenues during 2010, 2011 and 2012 was attributable to these derivative transactions. Because forward natural gas prices for 2013 production were very low during 2012, the Company has not hedged any of its forecast 2013 natural gas production. As a result of the Company not having hedged any of its 2013 production, its earnings and cash flow may be more volatile during 2013 than in prior years.

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

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
Natural Gas Commodity Derivatives:	2012	2011	2010
Realized gain on commodity derivatives(1)	$303,966	$213,349	$116,827
Unrealized (loss) gain on commodity derivatives(1)	(230,385)	100,383	208,625

Total gain on commodity derivatives	$73,581	$313,732	$325,452

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultra Petroleum Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Ultra Petroleum Corp. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 20, 2013

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$695,733	$982,413	$886,396
Oil sales	114,241	119,383	92,990

Total operating revenues	809,974	1,101,796	979,386
Expenses:
Lease operating expenses	64,468	51,758	45,938
Production taxes	60,757	97,094	95,914
Gathering fees	59,004	56,511	50,126
Transportation charges	84,470	64,243	64,965
Depletion, depreciation and amortization	388,985	346,394	241,796
Ceiling test and other impairments	2,972,464	—	—
General and administrative	25,104	26,032	24,351

Total operating expenses	3,655,252	642,032	523,090
Operating (loss) income	(2,845,278)	459,764	456,296
Other income (expense), net:
Interest expense	(88,180)	(63,156)	(49,032)
Gain on commodity derivatives	73,581	313,732	325,452
Contract cancellation fees	(15,469)	—	—
Litigation expense	—	—	(9,902)
Other (expense) income, net	(1,765)	532	260

Total other (expense) income, net	(31,833)	251,108	266,778
(Loss) income before income tax (benefit) provision	(2,877,111)	710,872	723,074
Income tax (benefit) provision	(700,213)	257,670	258,615

Net (loss) income	$(2,176,898)	$453,202	$464,459

Basic (Loss) Earnings per Share:
Net (loss) income per common share — basic	$(14.24)	$2.97	$3.05

Fully Diluted (Loss) Earnings per Share:
Net (loss) income per common share — fully diluted	$(14.24)	$2.94	$3.01

Weighted average common shares outstanding — basic	152,845	152,754	152,346

Weighted average common shares outstanding — fully diluted	152,845	154,336	154,253

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Michael J. Keeffe
Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(Amounts in thousands of U. S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$12,921	$11,307
Restricted cash	121	121
Oil and gas revenue receivable	81,143	88,243
Joint interest billing and other receivables	26,712	82,370
Derivative assets	—	230,385
Prepaid drilling costs and other current assets	4,951	7,494

Total current assets	125,848	419,920
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,657,500	3,651,622
Unproven properties not being amortized	—	537,526
Property, plant and equipment	212,372	246,586
Deferred financing costs and other	11,625	14,051

Total assets	$2,007,345	$4,869,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,489	$105,453
Accrued liabilities	121,124	190,420
Production taxes payable	47,745	62,117
Interest payable	30,093	30,306
Deferred tax liabilities	—	73,380
Capital cost accrual	247,641	209,303

Total current liabilities	514,092	670,979
Long-term debt	1,837,000	1,903,000
Deferred income tax liabilities	—	635,009
Deferred gain on sale of liquids gathering system	158,082	—
Other long-term obligations	76,038	67,008
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,929,907 and 152,476,564, at December 31, 2012 and 2011, respectively	474,016	463,221
Treasury stock	(13)	(14,951)
Retained (loss) earnings	(1,051,870)	1,145,439

Total shareholders’ (deficit) equity	(577,867)	1,593,709

Total liabilities and shareholders’ equity	$2,007,345	$4,869,705

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2009	151,759	$377,339	$281,383	$(10,525)	$648,197
Stock options exercised	1,206	6,561	—	—	6,561
Employee stock plan grants	105	4,841	—	—	4,841
Shares re-issued from treasury	—	(587)	(9,938)	10,525	—
Net share settlements	(502)	—	(23,707)	—	(23,707)
Fair value of employee stock plan grants	—	21,103	—	—	21,103
Excess tax benefit on stock based compensation	—	17,522	—	—	17,522
Net income		—	464,459	—	464,459

Balances at December 31, 2010	152,568	$426,779	$712,197	$—	$1,138,976

Stock options exercised	672	9,928	—	—	9,928
Employee stock plan grants	150	—	—	700	700
Shares repurchased	(588)	—	—	(20,868)	(20,868)
Shares re-issued from treasury	—	(686)	(4,531)	5,217	—
Net share settlements	(325)	—	(15,429)	—	(15,429)
Fair value of employee stock plan grants	—	20,988	—	—	20,988
Excess tax benefit on stock based compensation	—	6,212	—	—	6,212
Net income	—	—	453,202	—	453,202

Balances at December 31, 2011	152,477	$463,221	$1,145,439	$(14,951)	$1,593,709

Stock options exercised	34	632	—	—	632
Employee stock plan grants	708	613	—	—	613
Shares repurchased	(50)	—	—	(1,100)	(1,100)
Shares re-issued from treasury	—	(1,245)	(14,793)	16,038	—
Net share settlements	(239)	—	(5,618)	—	(5,618)
Fair value of employee stock plan grants	—	15,222	—	—	15,222
(Reduction in) tax benefit on stock based compensation	—	(4,427)	—	—	(4,427)
Net (loss)	—	—	(2,176,898)	—	(2,176,898)

Balances at December 31, 2012	152,930	$474,016	$(1,051,870)	$(13)	$(577,867)

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):	(Amounts in thousands of U.S. dollars)
Operating activities:
Net (loss) income for the period	$(2,176,898)	$453,202	$464,459
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	388,985	346,394	241,796
Ceiling test and other impairments	2,972,464	—	—
Deferred and current non-cash income taxes	(712,576)	251,206	253,926
Unrealized loss (gain) on commodity derivatives	230,385	(100,383)	(208,625)
Reduction in/(excess) tax benefit from stock based compensation	4,427	(6,212)	(17,522)
Stock compensation	10,756	13,919	12,944
Other	3,667	1,495	734
Net changes in operating assets and liabilities:
Restricted cash	—	(23)	1,583
Accounts receivable	62,758	(26,910)	(31,966)
Prepaid expenses and other	2,066	(1,274)	(229)
Other non-current assets	284	—	(1,176)
Accounts payable and accrued liabilities	(115,597)	86,079	91,982
Production taxes payable	(14,372)	8,735	(7,439)
Interest payable	(213)	3,428	14,867
Other long-term obligations	(9,031)	433	6,035
Current taxes payable	7,720	3,203	3,359

Net cash provided by operating activities	654,825	1,033,292	824,728

Investing Activities:
Acquisition of oil and gas properties	—	—	(403,806)
Oil and gas property expenditures	(708,017)	(1,435,611)	(1,164,389)
Gathering system expenditures	(127,149)	(83,996)	(76,703)
Proceeds from sale of oil and gas properties	—	5,821	68,420
Proceeds from sale of liquids gathering system (See Note 4)	203,046	—	—
Proceeds from sale of marketable securities (See Note 4)	21,235	—	—
Change in capital cost accrual	38,338	125,261	19,826
Restricted cash	—	—	28,257
Inventory	(374)	1,595	1,738
Purchase of property, plant and equipment	(4,302)	(21,865)	(2,442)

Net cash used in investing activities	(577,223)	(1,408,795)	(1,529,099)

Financing activities:
Borrowings on long-term debt	852,000	1,257,000	1,000,000
Payments on long-term debt	(918,000)	(914,000)	(1,260,000)
Proceeds from issuance of Senior Notes	—	—	1,025,000
Deferred financing costs	—	(6,866)	(4,425)
Repurchased shares/net share settlements	(6,718)	(36,298)	(23,707)
(Reduction in)/excess tax benefit from stock based compensation	(4,427)	6,212	17,522
Proceeds from exercise of options	1,157	9,928	6,561

Net cash (used in) provided by financing activities	(75,988)	315,976	760,951

Increase (decrease) in cash during the period	1,614	(59,527)	56,580
Cash and cash equivalents, beginning of period	11,307	70,834	14,254

Cash and cash equivalents, end of period	$12,921	$11,307	$70,834

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$101,237	$88,964	$53,291
Income taxes	$4,379	$7,260	$2,537

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

(d) Property, plant and equipment:    Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life. Gathering system expenditures are recorded at cost and depreciated using the straight-line method based on a 30-year useful life. The gathering system assets which are downstream of the Company’s well pads are depreciated separately from proven oil and gas properties because they are expected to be used to transport oil and gas not currently included in the Company’s proved reserves, including production expected from probable and possible reserves, as well as from third parties.

The Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets.

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

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 of $2.76 per MMBtu, $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.71 per barrel, $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2011 or 2010.

(f) Inventories:    Materials and supplies inventories are carried at lower of cost or market. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. The Company uses the weighted average method of recording its inventory. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. At December 31, 2012, inventory of $1.5 million primarily includes the cost of pipe and production equipment that will be utilized during the 2013 drilling program.

(g) Derivative instruments and hedging activities:    The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 7).

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

As a result of the tax effect of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $449.8 million as of December 31, 2012. This valuation allowance may be reversed in future periods against future taxable income.

(i) Earnings per share:    Basic (loss) earnings per share is computed by dividing net (loss) earnings attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

The following table provides a reconciliation of components of basic and diluted net (loss) income per common share:

	December 31,
	2012	2011	2010
Net (loss) income	$(2,176,898)	$453,202	$464,459

Weighted average common shares outstanding during the period	152,845	152,754	152,346
Effect of dilutive instruments	— (1)	1,582	1,907

Weighted average common shares outstanding during the period including the effects of dilutive instruments	152,845	154,336	154,253

Net (loss) income per common share — basic	$(14.24)	$2.97	$3.05

Net (loss) income per common share — fully diluted	$(14.24)	$2.94	$3.01

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	— (1)	1,030	1,214

(1)	Due to the net loss for the year ended December 31, 2012, 1.9 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of loss per share.

(j) Use of estimates:    Preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(m) Asset retirement obligation:    The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations. As a full cost company, settlements for asset retirement obligations for abandonment are adjusted to the full cost pool. The asset retirement obligation is included within other long-term obligations in the accompanying Consolidated Balance Sheets.

(n) Revenue recognition:    The Company generally sells natural gas and condensate under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. The Company records a receivable or a liability to the extent it receives less or more than its share of the volumes and related revenue. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2012 and 2011, the Company had a net natural gas imbalance liability of $2.1 million and $1.3 million, respectively.

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

(o) Capitalized interest:    Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any, as well as on work in process relating to gathering systems that are not currently in service.

(p) Capital cost accrual:    The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2012	2011
Asset retirement obligations at beginning of period	$42,052	$28,052
Accretion expense	4,922	3,088
Liabilities incurred	13,638	10,878
Liabilities settled	(1,182)	(3)
Revisions of estimated liabilities	1,384	37

Asset retirement obligations at end of period	60,814	42,052
Less: current asset retirement obligations	(702)	—

Long-term asset retirement obligations	$60,112	$42,052

3.    OIL AND GAS PROPERTIES:

	December 31,	December 31,
	2012	2011
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,235,765	$5,974,604
Less: Accumulated depletion, depreciation and amortization(1)	(5,578,265)	(2,322,982)

	1,657,500	3,651,622
Unproven Properties:
Acquisition and exploration costs not being amortized(2)	—	537,526

Net capitalized costs — oil and gas properties	$1,657,500	$4,189,148

On a unit basis, DD&A from continuing operations was $1.51, $1.41 and $1.13 per Mcfe for the years ended December 31, 2012, 2011 and 2010, respectively.

(1)

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 of $2.76 per MMBtu, $2.83 per MMBtu and $3.15 per MMBtu for Henry Hub natural gas, respectively, and $94.71 per barrel, $94.97 per barrel and $95.67 per barrel for West Texas Intermediate oil, respectively, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2011.

(2)

Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the years ended December 31, 2012 and 2011, total interest on outstanding debt was $103.2 million and $93.9 million, respectively, of which $15.0 million and $30.7 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service.

At December 31, 2012, all costs related to unevaluated properties that were previously excluded from capitalized costs being amortized have been impaired and transferred to the capitalized costs being amortized in the full cost pool.

	Total	2012	2011	2010	Prior
Acquisition costs	$—	$(481,689)	$24,583	$411,326	$45,780
Exploration costs	—	(9,962)	198	—	9,764
Capitalized interest	—	(45,875)	26,498	19,377	—

Unproven properties	$—	$(537,526)	$51,279	$430,703	$55,544

4.    PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2012			2011
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Gathering systems(1),(2)	$282,879	$(99,312)	$183,567	$219,011
Computer equipment	2,510	(1,510)	1,000	1,025
Office equipment	454	(374)	80	109
Leasehold improvements	450	(251)	199	307
Land	22,359	—	22,359	22,150
Other	11,358	(6,191)	5,167	3,984

Property, Plant and Equipment, Net	$320,010	$(107,638)	$212,372	$246,586

(1)

The Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices.

(2)

During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The net cash proceeds received for the assets were $203.0 million and additional consideration of $23.0 million in the form of marketable securities which were sold during December 2012 for net cash proceeds of

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$21.2 million. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease.

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

5.    LONG-TERM LIABILITIES:

	December 31, 2012	December 31, 2011
Bank indebtedness	$277,000	$343,000
Senior notes	1,560,000	1,560,000
Other long-term obligations	76,038	67,008

	$1,913,038	$1,970,008

Aggregate maturities of debt at December 31, 2012:
2013	2014	2015	2016	2017	Beyond 5 years	Total
$—	$—	$100,000	$339,000	$116,000	$1,282,000	$1,837,000

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At December 31, 2012, the Company had $277.0 million in outstanding borrowings and $723.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of December 31, 2012). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2012, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes:    The Company’s Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2012, the Company was in compliance with all of its debt covenants under the Senior Notes.

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

Valuation and Expense Information

	Year Ended December 31,
	2012	2011	2010
Total cost of share-based payment plans	$15,835	$21,688	$21,805
Amounts capitalized in fixed assets	$5,079	$7,769	$8,861
Amounts charged against income, before income tax benefit	$10,756	$13,919	$12,944
Amount of related income tax benefit recognized in income	$4,463	$4,997	$4,595

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,357	$49.03	3,075
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,357	$49.03	3,075

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three year period ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price (US$)
Balance, December 31, 2009	3,504	$1.49	to	$98.87

Forfeited	(68)	$51.60	to	$76.01
Exercised	(1,206)	$1.49	to	$45.95

Balance, December 31, 2010	2,230	$3.91	to	$98.87

Forfeited	(99)	$51.60	to	$75.18
Exercised	(672)	$3.91	to	$33.57

Balance, December 31, 2011	1,459	$16.97	to	$98.87

Forfeited	(68)	$25.08	to	$75.18
Exercised	(34)	$16.97	to	$19.18

Balance, December 31, 2012	1,357	$16.97	to	$98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(Years)
$16.97 - $16.97	40	1.32	$16.97	$46
$25.68 - $55.58	604	2.61	$39.21	$—
$46.05 - $65.04	166	3.53	$56.44	$—
$49.05 - $65.94	362	4.31	$54.66	$—
$51.14 - $98.87	185	5.42	$70.24	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.13 on December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2012 was 40,000 options.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2012	2011	2010
Non-vested share options at beginning of year	$—	$30.72	$26.28
Non-vested share options at end of year	$—	$—	$30.72
Options vested during the year	$—	$30.73	$23.86
Options forfeited during the year	$27.05	$25.80	$28.36

The fair value of stock options that vested during the years ended December 31, 2011 and 2010 was $6.4 million and $9.8 million, respectively. As of December 31, 2011, all options fully vested; therefore, no options vested during the year ended December 31, 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $21.5 million and $50.7 million, respectively.

At December 31, 2012, there was no unrecognized compensation cost related to non-vested, employee stock options as all options fully vested as of December 31, 2011.

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

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value as a “target” value

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2010, 2011 and 2012 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the year ended December 31, 2012, the Company recognized $7.9 million in pre-tax compensation expense related to the 2010, 2011 and 2012 LTIP awards of restricted stock units. For the year ended December 31, 2011, the Company recognized $10.7 million in pre-tax compensation expense related to the 2009, 2010 and 2011 LTIP awards of restricted stock units. For the year ended December 31, 2010, the Company recognized $8.6 million in pre-tax compensation expense related to the 2008, 2009 and 2010 LTIP awards of restricted stock units. The amounts recognized during the year ended December 31, 2012 assumes that maximum performance objectives are attained under each plan. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at December 31, 2012, for each of the three year performance periods is expected to be approximately $11.7 million, $11.9 million, and $12.1 million related to the 2010, 2011 and 2012 LTIP awards of restricted stock units, respectively. The 2009 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2012 and totaled $24.1 million (409,160 net shares).

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

Historically, the Company has entered into various types of derivative instrument transactions to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program. Because forward natural gas prices for 2013 production were low in 2012, the Company did not hedge any of its forecast 2013 natural gas production. As a result of the Company not having hedged any of its 2013 production, its earnings and cash flows may be more volatile during 2013 than in prior years.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Natural Gas Commodity Derivatives:
Realized gain on commodity derivatives(1)	$303,966	$213,349	$116,827
Unrealized (loss) gain on commodity derivatives(1)	(230,385)	100,383	208,625

Total gain on commodity derivatives	$73,581	$313,732	$325,452

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

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

As required by FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

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

The valuation assumptions the Company has used to measure the fair value of its commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). At December 31, 2012, the Company did not have any open commodity derivative contracts.

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled in the derivative instrument in determining the fair value. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At December 31, 2012, the Company did not have any open commodity derivative contracts.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Long-Lived Assets

The Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These facilities are included in Property, Plant and Equipment in the Consolidated Balance Sheets and were impaired to a fair value of $82.6 million based on the income approach, estimated using Level 3 fair value inputs.

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates. We use available market data and valuation methodologies to estimate the fair value of our fixed rate debt. The inputs utilized to estimate the fair value of the Company’s fixed rate debt are considered Level 2 fair value inputs. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact our financial position, results of operations or cash flows.

	December 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$107,801	$100,000	$111,475
7.31% Notes due 2016, issued 2009	62,000	72,046	62,000	74,817
4.98% Notes due 2017, issued 2010	116,000	127,109	116,000	128,570
5.92% Notes due 2018, issued 2008	200,000	230,062	200,000	231,091
7.77% Notes due 2019, issued 2009	173,000	219,045	173,000	219,552
5.50% Notes due 2020, issued 2010	207,000	234,552	207,000	229,423
4.51% Notes due 2020, issued 2010	315,000	331,329	315,000	318,925
5.60% Notes due 2022, issued 2010	87,000	98,526	87,000	94,165
4.66% Notes due 2022, issued 2010	35,000	36,361	35,000	34,631
5.85% Notes due 2025, issued 2010	90,000	102,096	90,000	99,022
4.91% Notes due 2025, issued 2010	175,000	179,677	175,000	173,835
Credit Facility	277,000	277,000	343,000	343,000

	$1,837,000	$2,015,604	$1,903,000	$2,058,506

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    INCOME TAXES:

The consolidated income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2012	2011	2010
Current	$12,363	$6,464	$4,763
(Reduction in) current tax benefit on stock based compensation	(4,427)	6,212	17,522

Total current tax	7,936	12,676	22,285
Deferred	(708,149)	244,994	236,330

Total income tax (benefit) provision	$(700,213)	$257,670	$258,615

The income tax provision (benefit) for continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2012	2011	2010
Income tax (benefit) provision computed at the U.S. statutory rate	$(1,006,989)	$248,805	$253,076
State income tax provision (benefit) net of federal benefit	(136,112)	6,329	3,608
Valuation allowance	446,148	—	(677)
Tax effect of rate change	1,358	4,228	1,939
Other, net	(4,618)	(1,692)	669

	$(700,213)	$257,670	$258,615

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities for continuing operations are as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets — current:
Incentive compensation/other, net	6,468	9,329
Valuation allowance	(6,468)	—

Net deferred tax assets — current	$—	$9,329

Deferred tax liabilities — current:
Derivative instruments, net	$—	$82,709

Net deferred tax liabilities — current	$—	$82,709

Net deferred tax liability — current	$—	$73,380

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2012	2011
Deferred tax assets — non-current:
Property and equipment	350,978	—
Deferred gain	55,329	—
U.S. Federal tax credit carryforwards	4,870	13,280
Capital loss carryforwards	—	1,929
Net operating loss carryforwards	17,755	150
Incentive compensation/other, net	15,104	12,880

	444,036	28,239
Valuation allowance	(443,300)	(3,621)

Net deferred tax assets — non-current	$736	$24,618

Deferred tax liabilities — non-current:
Property and equipment	—	659,040
Other	736	587

Net non-current tax liabilities	$736	$659,627

Net non-current tax liability	$—	$635,009

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, management considers the scheduled reversal of deferred tax liabilities, historical taxable income, projected future taxable income, and available tax planning strategies.

As a result of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $449.8 million as of December 31, 2012. This valuation allowance may be reversed in future periods against future taxable income.

As of December 31, 2012, the Company had approximately $3.2 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. Federal income taxes. These AMT credits do not expire and can be carried forward indefinitely. In addition, the Company has $1.7 million of foreign tax credit carryforwards, none of which expire prior to 2017. The Company has U.S. State tax net operating loss carryforwards of $273.1 million which will expire between 2031 and 2032.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing the standard related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2012.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not recorded any interest or penalties associated with unrecognized tax benefits.

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and international jurisdictions. The income tax years 2009 and 2010 have been audited by the Internal Revenue Service resulting in no material

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes to the Company’s taxes. With certain exceptions, including previous audited tax years, the income tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions in which the Company has business activity.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. Accordingly, no provision for Canadian income taxes and/or withholding taxes has been provided thereon.

10.    EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer 100% of their compensation, subject to limitations. The Company matches 100% of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $1.8 million, $1.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

11.    COMMITMENTS AND CONTINGENCIES:

Transportation contract.    The Company is an anchor shipper on REX securing pipeline infrastructure providing sufficient capacity to transport a portion of its natural gas production away from southwest Wyoming and to provide for reasonable basis differentials for its natural gas in the future. REX begins at the Opal Processing Plant in southwest Wyoming and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. The Company’s commitment involves a capacity of 200 MMMBtu per day of natural gas through November 2019, and the Company is obligated to pay REX certain demand charges related to its rights to hold this firm transportation capacity as an anchor shipper.

Subsequently, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, beginning in January 2012 through December 2018. This additional capacity will provide the Company with the ability to move additional volumes from its producing wells in Wyoming to markets in the eastern U.S.

The Company currently projects that demand charges related to the remaining term of the contract will total approximately $673.0 million.

Operating lease.    During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The net cash proceeds received for the assets were $203.0 million and additional consideration of $23.0 million in the form of marketable securities which were sold during December 2012 for net cash proceeds of $21.2 million.

The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840 and qualified for sales recognition. The lease is classified as an operating lease. The Company currently projects that lease payments related to the Lease Agreement will total approximately $299.4 million.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s lease obligations are related to leases that are classified as operating leases. These leases contain certain provisions that could result in accelerated lease payments. The Company has considered the effect of these provisions on minimum lease payments in its lease classification analysis and has determined that the default provisions do not impact classification of any the Company’s operating leases.

Drilling contracts.    As of December 31, 2012, the Company had committed to drilling obligations totaling $21.5 million ($15.0 million due in 2013, $6.5 million due in 2014). The commitments expire in 2014 and were entered into to fulfill the Company’s drilling program initiatives in Wyoming.

Office space lease.    The Company’s maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $1.5 million at December 31, 2012 ($0.9 million in 2013, $0.7 million in 2014 to 2015).

During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense associated with its office leases in the amount of $1.0 million, $0.9 million, and $0.8 million, respectively.

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

Concentrations of credit risk with respect to receivables is limited due to the large number of customers and their dispersion across geographic areas. Commodity-based contracts may expose the Company to the credit risk of nonperformance by the counterparty to these contracts. This credit exposure to the Company is diversified primarily among as many as ten major investment grade institutions and will only be present if the reference price of natural gas established in those contracts is less than the prevailing market price of natural gas, from time to time. At December 31, 2012, the Company did not have any open commodity derivative contracts.

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or condensate sales, nor derivative settlements sales at December 31, 2012.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2012, the Company had no single customer that represented 10% or more of its total revenues.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    SUBSEQUENT EVENTS:

FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), sets forth principles and requirements to be applied to the accounting for and disclosure of subsequent events. FASB ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date shall be recognized in the financial statements and the required disclosures about events or transactions that occurred after the balance sheet date. The FASB issued ASU No. 2010-09, Subsequent Events (FASB ASC 855), Amendments to Certain Recognition and Disclosure Requirements, on February 24, 2010, in an effort to remove some contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments remove the requirement that public companies disclose the date through which their financial statements are evaluated for subsequent events in both issued and revised financial statements. The Company has evaluated the period subsequent to December 31, 2012 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

14.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$226,143	$170,270	$196,375	$217,186	$809,974
Gain (loss) on commodity derivatives	120,283	(33,287)	(9,896)	(3,519)	73,581
Expenses from continuing operations	193,539	186,064	156,503	146,682	682,788
Ceiling test and other impairments	—	1,869,136	606,827	496,501	2,972,464
Interest expense	18,298	18,748	25,369	25,765	88,180
Contract cancellation fees	4,846	4,666	(291)	6,248	15,469
Other income (expense), net	8	7	(42)	(1,738)	(1,765)

Income (loss) before income tax provision	129,751	(1,941,624)	(601,971)	(463,267)	(2,877,111)
Income tax provision (benefit)	45,489	(754,642)	175	8,765	(700,213)

Net income (loss)	$84,262	$(1,186,982)	$(602,146)	$(472,032)	$(2,176,898)

Net income (loss) per common share — basic	$0.55	$(7.76)	$(3.94)	$(3.09)	$(14.24)

Net income (loss) per common share — fully diluted	$0.55	$(7.76)	$(3.94)	$(3.09)	$(14.24)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$257,290	$280,567	$293,141	$270,798	$1,101,796
Gain on commodity derivatives	15,635	47,606	114,166	136,325	313,732
Expenses from continuing operations	145,666	151,365	160,543	184,458	642,032
Interest expense	14,590	15,590	15,902	17,074	63,156
Other income (expense), net	20	(4)	(3)	519	532

Income before income tax provision	112,689	161,214	230,859	206,110	710,872
Income tax provision	43,969	57,709	81,713	74,279	257,670

Net income	$68,720	$103,505	$149,146	$131,831	$453,202

Net income per common share — basic	$0.45	$0.68	$0.98	$0.86	$2.97

Net income per common share — fully diluted	$0.44	$0.67	$0.97	$0.86	$2.94

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

In estimating proved reserves and future revenue as of December 31, 2012, the Company’s independent reserve engineer, Netherland, Sewell & Associates, Inc., used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and guidelines, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, Netherland, Sewell & Associates, Inc.’s conclusions necessarily represent only informed professional judgment.

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC’s regulations and GAAP. The Vice President — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates by our independent engineers, Netherland, Sewell & Associates, Inc. The Vice President — Reservoir Engineering & Development has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 18 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

All of the information regarding reserves in this annual report is derived from the report of Netherland, Sewell & Associates, Inc. The report of Netherland, Sewell & Associates, Inc. is included as an Exhibit to this annual report. The principal engineer at Netherland, Sewell & Associates, Inc. responsible for preparing our reserve estimates has a Bachelor of Science degree in Mechanical Engineering and is a licensed Professional Engineer with 30 years of experience, including significant experience throughout the Rocky Mountain basins.

Since January 1, 2012, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

The following unaudited tables as of December 31, 2012, 2011, and 2010 are based upon estimates prepared by Netherland, Sewell & Associates, Inc. in reports dated February 11, 2013, February 1, 2012, and January 31, 2011, respectively. These are estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2012, 2011 and 2010. All such reserves are located in the Green River Basin in Wyoming and the Appalachian Basin of Pennsylvania.

B.    ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil (MBbls)	Natural Gas (MMcf)
Reserves, December 31, 2009	29,185	3,736,601
Extensions, discoveries and additions	8,496	1,195,829
Production	(1,334)	(205,613)
Revisions	(4,663)	(526,662)

Reserves, December 31, 2010	31,684	4,200,155

Extensions, discoveries and additions	7,425	1,452,122
Production	(1,408)	(236,832)
Revisions	(4,620)	(636,891)

Reserves, December 31, 2011	33,081	4,778,554

Extensions, discoveries and additions	5,435	819,896
Production	(1,282)	(249,310)
Revisions(1)	(19,097)	(2,382,695)

Reserves, December 31, 2012	18,137	2,966,445

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States
	Oil (MBbls)	Natural Gas (MMcf)
Proved:
Developed	11,627	1,541,813
Undeveloped	17,558	2,194,788

Total Proved — 2009	29,185	3,736,601

Developed	11,013	1,678,697
Undeveloped	20,671	2,521,458

Total Proved — 2010	31,684	4,200,155

Developed	11,794	1,973,391
Undeveloped	21,287	2,805,163

Total Proved — 2011	33,081	4,778,554

Developed	10,531	1,820,994
Undeveloped	7,606	1,145,451

Total Proved — 2012	18,137	2,966,445

(1)

The net downward revision is primarily due to lower natural gas prices utilized in the preparation of the December 31, 2012 reserve estimation as compared to the price used in the previous year’s estimate impacting the economic limit of reserves and the corresponding reduction in capital investment associated with the transfer of proved undeveloped reserves to the unproven category. The calculated weighted average natural gas sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2012 and 2011 were $2.63 per Mcf and $4.04 per Mcf, respectively.

During 2012, substantially all of our extensions and discoveries in the proved developed category were attributable to wells drilled in 2012, and substantially all of our extensions and discoveries in the proved undeveloped category were attributable to our ongoing drilling activities and its associated effect on our proved undeveloped reserves estimates.

C.    STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved natural gas reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2012, 2011 and 2010 was $2.63, $4.04 and $4.05 per Mcf, respectively, for natural gas and $87.85, $88.19 and $68.93 per barrel, respectively, for condensate, based upon the average of the price in effect on the first day of the month for the preceding twelve month period.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	As of December 31,
	2012	2011	2010
Future cash inflows	$9,380,970	$22,196,913	$19,186,072
Future production costs	(3,217,771)	(6,113,282)	(5,253,509)
Future development costs	(1,661,394)	(4,294,375)	(3,052,843)
Future income taxes	(733,855)	(3,340,516)	(3,198,413)

Future net cash flows	3,767,950	8,448,740	7,681,307
Discount at 10%	(1,873,633)	(4,652,684)	(4,155,739)

Standardized measure of discounted future net cash flows	$1,894,317	$3,796,056	$3,525,568

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE         NET CASH FLOWS:

	December 31,
	2012	2011	2010
Standardized measure, beginning	$3,796,056	$3,525,568	$2,026,700
Net revisions of previous quantity estimates	(2,516,159)	(964,987)	(807,877)
Extensions, discoveries and other changes	858,951	2,173,103	1,816,073
Changes in future development costs	952,067	(741,658)	(606,449)
Sales of oil and gas, net of production costs	(625,745)	(896,434)	(787,409)
Net change in prices and production costs	(2,912,698)	108,108	1,501,041
Development costs incurred during the period that reduce future development costs	316,394	464,880	404,402
Accretion of discount	529,696	499,358	288,713
Net changes in production rates and other	363,788	(338,982)	297,957
Net change in income taxes	1,131,967	(32,900)	(607,583)

Aggregate changes	(1,901,739)	270,488	1,498,868

Standardized measure, ending	$1,894,317	$3,796,056	$3,525,568

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

E.    COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2012	2011	2010
United States
Property Acquisitions:
Unproved	$47,979	$91,983	$472,339
Proved	—	—	—
Exploration*	199,569	746,085	634,503
Development	587,618	675,718	469,636

Total	$835,166	$1,513,786	$1,576,478

*	Exploration costs (as defined in Regulation S-X) includes costs spent on development of unproved reserves in the Pinedale Field.

F.    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2012	2011	2010
United States
Oil and gas revenue	$809,974	$1,101,796	$979,386
Production expenses	(184,229)	(205,363)	(191,978)
Depletion and depreciation	(388,985)	(346,394)	(241,796)
Ceiling test and other impairments	(2,972,464)	—	—
Income taxes	662,698	(197,464)	(193,692)

Total	$(2,073,006)	$352,575	$351,920

G.    CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2012	2011
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,235,765	$5,974,604
Less: accumulated depletion, depreciation and amortization	(5,578,265)	(2,322,982)

	1,657,500	3,651,622
Unproven Properties:
Acquisition and exploration costs not being amortized	—	537,526

	$1,657,500	$4,189,148

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 42 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2012.

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

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December  31, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2012.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2012.

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

*10.14

Sale and Purchase Agreement dated December 7, 2012 between Ultra Wyoming, Inc. and Pinedale Corridor, LP and First Amendment to Sale and Purchase Agreement dated December 12, 2012 between Ultra Wyoming, Inc. and Pinedale Corridor, LP.

*21.1	Subsidiaries of the Company.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2012.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman of the Board,
Chief Executive Officer, and President

Date: February 20, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 20, 2013

/s/ Marshall D. Smith Marshall D. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	February 20, 2013

/s/ Garland R. Shaw Garland R. Shaw	Corporate Controller (principal accounting officer)	February 20, 2013

/s/ W. Charles Helton W. Charles Helton	Director	February 20, 2013

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 20, 2013

/s/ Roger A. Brown Roger A. Brown	Director	February 20, 2013

/s/ Michael J. Keeffe Michael J. Keeffe	Director	February 20, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
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

10.12	Third Supplement dated October 12, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 12, 2010).

Exhibit Number	Description

10.13

Sale and Purchase Agreement dated December 18, 2009 between Ultra Resources, Inc. and NCL Appalachian Partners, L.P., Locin Oil Corporation, Lyons Petroleum Reserves, Inc., MC Reserves, Inc., (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on December 23, 2009).

*10.14

Sale and Purchase Agreement dated December 7, 2012 between Ultra Wyoming, Inc. and Pinedale Corridor, LP and First Amendment to Sale and Purchase Agreement dated December 12, 2012 between Ultra Wyoming, Inc. and Pinedale Corridor, LP..

*21.1	Subsidiaries of the Company.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2012.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.