Form 10-Q
period 2013-03-31
ULTRA PETROLEUM CORP
filed 2013-05-03
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 22, 2013 was 152,930,326.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$202,200	$191,040
Oil sales	23,426	35,103

Total operating revenues	225,626	226,143
Expenses:
Lease operating expenses	18,817	17,002
Liquids gathering system operating lease expense	5,000	—
Production taxes	16,555	18,219
Gathering fees	11,884	19,552
Transportation charges	20,309	21,056
Depletion, depreciation and amortization	61,468	112,702
General and administrative	5,961	5,008

Total operating expenses	139,994	193,539
Operating income	85,632	32,604
Other income (expense), net:
Interest expense	(25,764)	(18,298)
(Loss) gain on commodity derivatives	(44,715)	120,283
Deferred gain on sale of liquids gathering system	2,640	—
Contract cancellation fees	—	(4,846)
Other income, net	8	8

Total other (expense) income, net	(67,831)	97,147
Income before income tax provision	17,801	129,751
Income tax provision	1,368	45,489

Net income	$16,433	$84,262

Net income per common share—basic	$0.11	$0.55

Net income per common share—fully diluted	$0.11	$0.55

Weighted average common shares outstanding—basic	152,947	152,601

Weighted average common shares outstanding—fully diluted	154,470	153,518

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(Amounts in thousands of
	U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$14,367	$12,921
Restricted cash	119	121
Oil and gas revenue receivable	81,127	81,143
Joint interest billing and other receivables	29,327	26,712
Prepaid drilling costs and other current assets	4,123	4,951

Total current assets	129,063	125,848
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,683,696	1,657,500
Property, plant and equipment, net	211,535	212,372
Deferred financing costs and other	11,089	11,625

Total assets	$2,035,383	$2,007,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,245	$67,489
Accrued liabilities	75,849	121,124
Production taxes payable	47,813	47,745
Interest payable	8,903	30,093
Derivative liabilities	44,715	—
Capital cost accrual	185,569	247,641

Total current liabilities	422,094	514,092
Long-term debt	1,933,000	1,837,000
Deferred gain on sale of liquids gathering system	155,415	158,082
Other long-term obligations	87,066	76,038
Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; authorized—unlimited; issued and outstanding—152,920,815 and 152,929,907 at March 31, 2013 and December 31, 2012, respectively	478,343	474,016
Treasury stock	(3,297)	(13)
Retained loss	(1,037,238)	(1,051,870)

Total shareholders’ deficit	(562,192)	(577,867)

Total liabilities and shareholders’ equity	$2,035,383	$2,007,345

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$16,433	$84,262
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	61,468	112,702
Deferred income tax provision	—	44,073
Unrealized loss (gain) on commodity derivatives	44,715	(57,746)
Deferred gain on sale of liquids gathering system	(2,640)	—
Reduction in tax benefits from stock based compensation	—	3,739
Stock compensation	3,008	2,456
Other	539	537
Net changes in operating assets and liabilities:
Restricted cash	2	—
Accounts receivable	8,357	49,060
Prepaid expenses and other	298	(5,698)
Accounts payable and accrued liabilities	(43,154)	(28,421)
Production taxes payable	68	(2,586)
Interest payable	(21,190)	(21,529)
Other long-term obligations	9,238	10,100
Current taxes payable	(9,282)	(1,646)

Net cash provided by operating activities	67,860	189,303
Investing Activities:
Oil and gas property expenditures	(107,395)	(272,241)
Gathering system expenditures	(1,006)	(16,391)
Change in capital cost accrual	(49,420)	(14,139)
Proceeds from sale of oil and gas properties	(27)	—
Inventory	529	(671)
Purchase of capital assets	(10)	(1,571)

Net cash used in investing activities	(157,329)	(305,013)
Financing activities:
Borrowings on long-term debt	314,000	323,000
Payments on long-term debt	(218,000)	(207,000)
Repurchased shares/net share settlements	(5,085)	(5,957)
(Reduction in) tax benefits from stock based compensation	—	(3,739)
Proceeds from exercise of options	—	632

Net cash provided by financing activities	90,915	106,936
Increase (decrease) in cash during the period	1,446	(8,774)
Cash and cash equivalents, beginning of period	12,921	11,307

Cash and cash equivalents, end of period	$14,367	$2,533

SUPPLEMENTAL INFORMATION:
Non-cash investing activities – oil and gas properties	$12,650	—

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

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2012, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2012 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

(c) Property, Plant and Equipment: Capital assets are recorded at cost and depreciated using the declining-balance method based on a seven-year useful life. Gathering system expenditures are recorded at cost and depreciated using the straight-line method based on a 30-year useful life. The gathering system assets, which are downstream of the Company’s well pads, are depreciated separately from proven oil and gas properties because they are expected to be used to transport oil and gas not currently included in the Company’s proved reserves, including production expected from probable and possible reserves, as well as from third parties.

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

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the three months ended March 31, 2013. The Company recorded a $2.9 billion non-cash write-down of the carrying value of its proved oil and natural gas properties during the year ended December 31, 2012 as a result of ceiling test limitations.

(e) Derivative Instruments and Hedging Activities: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability in the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Share amounts in 000’s)
Net income	$16,433	$84,262

Weighted average common shares outstanding—basic	152,947	152,601
Effect of dilutive instruments	1,523	917

Weighted average common shares outstanding—fully diluted	154,470	153,518

Net income per common share—basic	$0.11	$0.55

Net income per common share—fully diluted	$0.11	$0.55

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,331	1,864

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

(m) Capitalized Interest: Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any, as well as on work in process relating to gathering systems.

(n) Capital Cost Accrual: The Company accrues for exploration and development costs and construction of gathering systems in the period incurred, while payment may occur in a subsequent period.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(o) Recent Accounting Pronouncements: In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”), which finalizes Proposed ASU No. 2012-250 and clarifies the scope of transactions that are subject to disclosures concerning offsetting. Update 2013-01 addresses implementation issues regarding the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, issued in December 2011. Update 2013-01 clarifies that the scope of the disclosures under U.S. GAAP is limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with FASB ASC Section 210-20-45, Balance Sheet—Offsetting—Other Presentation Matters, or FASB ASC Section 815-10-45, Derivatives and Hedging—Overall—Other Presentation Matters, or are subject to a master netting arrangement or similar agreement. Update 2013-01 requires an entity (1) to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and (2) to provide the required disclosures retrospectively for all comparative periods presented. The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	March 31, 2013	December 31, 2012
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,320,488	$7,235,765
Less: Accumulated depletion, depreciation and amortization(1)(2)	(5,636,792)	(5,578,265)

Net capitalized costs—oil and gas properties	1,683,696	1,657,500

Property, Plant and Equipment:
Gathering Systems(4)	$283,885	$282,879
Less: Accumulated depreciation(3)	(100,746)	(99,312)

	183,139	183,567

Other Property and Equipment	14,779	14,772
Less: Accumulated depreciation	(8,742)	(8,326)

	6,037	6,446

Land	22,359	22,359

Net capitalized costs—property, plant and equipment	$211,535	$212,372

(1)

For the three months ended March 31, 2013 and 2012, total interest on outstanding debt was $26.0 million and $25.4 million, respectively, of which, $0.2 million and $7.1 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.

(2)	The Company recorded a $2.9 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the year ended December 31, 2012 as a result of ceiling test limitations.
(3)

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

(4)

During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. LONG-TERM LIABILITIES:

	March 31, 2013	December 31, 2012
Bank indebtedness	$373,000	$277,000
Senior Notes	1,560,000	1,560,000
Other long-term obligations	87,066	76,038

	$2,020,066	$1,913,038

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At March 31, 2013, the Company had $373.0 million in outstanding borrowings and $627.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of March 31, 2013). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2013, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2013, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended March 31,
	2013	2012
Total cost of share-based payment plans	$4,502	$3,681
Amounts capitalized in oil and gas properties and equipment	$1,494	$1,225
Amounts charged against income, before income tax benefit	$3,008	$2,456
Amount of related income tax benefit recognized in income before valuation allowance	$1,238	$1,011

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2011	1,459	$16.97	to	$98.87

Forfeited	(68)	$25.08	to	$75.18
Exercised	(34)	$16.97	to	$19.18

Balance, December 31, 2012	1,357	$16.97	to	$98.87

Forfeited	—	$—	to	$—
Exercised	—	$—	to	$—

Balance, March 31, 2013	1,357	$16.97	to	$98.87

Performance Share Plans:

Long Term Incentive Plans. The Company offers a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. In 2011, 2012 and 2013, the Compensation Committee (the “Committee”) approved an award consisting of performance-based restricted stock units to be awarded to each participant.

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee also establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary and individual performance level to derive a Long Term Incentive Value as a “target” value. This “target” value corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the participant is employed by the Company through the date the award vests and if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event the Company’s actual performance is below or above the target levels. For the LTIP awards in 2011 and 2012, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth. For the LTIP awards in 2013, the Committee established the following performance measures: return on capital employed, debt level, reserve replacement ratio, and total shareholder return (officers only).

For the three months ended March 31, 2013, the Company recognized $2.3 million in pre-tax compensation expense related to the 2011, 2012 and 2013 LTIP awards of restricted stock units as compared to $1.7 million during the three months ended March 31, 2012 related to the 2010, 2011 and 2012 LTIP awards of restricted stock units. The amounts recognized during the three months ended March 31, 2013 assume that maximum performance objectives are attained under each plan. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2013, for each of the three year performance periods is expected to be approximately $12.2 million, $12.5 million, and $15.5 million related to the 2011, 2012 and 2013 LTIP awards of restricted stock units, respectively. The 2010 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2013 and totaled $11.7 million (153,511 net shares).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, state income taxes and other permanent differences.

As a result of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $441.9 million as of March 31, 2013. This valuation allowance may be reversed in future periods against future taxable income.

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

Commodity Derivative Contracts: At March 31, 2013, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume – MMBTU/ Day	Average Price/MMBTU	Fair Value – March 31, 2013
					(Liability)
Swap	NYMEX	Apr-Oct 2013	320,000	$3.43	$(44,715)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Subsequent to March 31, 2013 and through May 3, 2013, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

Type	Commodity Reference Price	Remaining Contract Period	Volume – MMBTU/Day	Average Price/MMBTU
Swap	NYMEX	May-Oct 2013	70,000	$4.07

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Natural Gas Commodity Derivatives:
Realized gain on commodity derivatives(1)	$—	$62,537
Unrealized (loss) gain on commodity derivatives(1)	(44,715)	57,746

Total (loss) gain on commodity derivatives	$(44,715)	$120,283

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of March 31, 2013. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Liabilities:
Current derivative liability	$—	$44,715	$—	$44,715

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$106,060	$100,000	$107,801
7.31% Notes due 2016, issued 2009	62,000	70,494	62,000	72,046
4.98% Notes due 2017, issued 2010	116,000	125,412	116,000	127,109
5.92% Notes due 2018, issued 2008	200,000	225,909	200,000	230,062
7.77% Notes due 2019, issued 2009	173,000	213,944	173,000	219,045
5.50% Notes due 2020, issued 2010	207,000	230,368	207,000	234,552
4.51% Notes due 2020, issued 2010	315,000	325,882	315,000	331,329
5.60% Notes due 2022, issued 2010	87,000	96,325	87,000	98,526
4.66% Notes due 2022, issued 2010	35,000	35,558	35,000	36,361
5.85% Notes due 2025, issued 2010	90,000	100,327	90,000	102,096
4.91% Notes due 2025, issued 2010	175,000	177,595	175,000	179,677
Credit Facility	373,000	373,000	277,000	277,000

	$1,933,000	$2,080,874	$1,837,000	$2,015,604

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2013 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently conducts operations exclusively in the United States. Substantially all of its oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. Inflation has not had a material impact on the Company’s results of operations and is not expected to in the foreseeable future. The Company continues to focus on improving its drilling and production results through gaining efficiencies with the use of advanced technologies, detailed technical analysis of its properties and leveraging its experience into improved operational efficiencies.

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and oil from its property in southwest Wyoming with an increasing portion of the Company’s cash flow coming from gas sales from wells located in the Appalachian Basin in Pennsylvania.

Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns. Accordingly, in response to the current low natural gas price environment, the Company has reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields down to two and reducing drilling activity in Pennsylvania.

The price of natural gas is a critical factor to the Company’s business. The price of natural gas has historically been volatile, and its volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas.

During the quarter ended March 31, 2013, the average price realization for the Company’s natural gas was $3.50 per Mcf. During the quarter ended March 31, 2013, the Company’s derivative contracts did not relate to this time period. This compares with $3.81 per Mcf, including realized gains and losses on commodity derivatives, and $2.87 per Mcf, excluding such realized gains during the first quarter of 2012. (See Note 6).

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

Derivative Instruments and Hedging Activities. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at March 31, 2013 is summarized in the following table based on the inputs used to determine fair value:

Liabilities:	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Current derivative liability	$—	$44,715	$—	$44,715

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was $3.0 million and $2.5 million, respectively. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2013 or 2012. During the second, third and fourth quarters of 2012, the Company recorded an aggregate $2.9 billion in non-cash write-downs of the carrying value of its proved oil and natural gas properties as a result of ceiling test limitations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the twelve month period preceding the end of such quarters, respectively.

Capitalized Interest. Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any, as well as on work in process relating to gathering systems that are not currently in service (See Note 2).

Revenue Recognition. The Company generally sells natural gas and condensate under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. The Company records a receivable or a liability to the extent it receives less or more than its share of the volumes and related revenue.

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

As a result of the tax effect of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company recorded a full valuation allowance against its net deferred tax asset balance of $441.9 million as of March 31, 2013. This valuation allowance may be reversed in future periods against future taxable income.

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

Recent accounting pronouncements. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”), which finalizes Proposed ASU No. 2012-250 and clarifies the scope of transactions that are subject to disclosures concerning offsetting. Update 2013-01 addresses implementation issues regarding the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, issued in December 2011. Update 2013-01 clarifies that the scope of the disclosures under U.S. GAAP is limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with FASB ASC Section 210-20-45, Balance Sheet—Offsetting—Other Presentation Matters, or FASB ASC Section 815-10-45, Derivatives and Hedging—Overall—Other Presentation Matters, or are subject to a master netting arrangement or similar agreement. Update 2013-01 requires an entity (1) to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and (2) to provide the required disclosures retrospectively for all comparative periods presented. The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2013 vs. Quarter Ended March 31, 2012

During the quarter ended March 31, 2013, production decreased on a gas equivalent basis to 59.3 Bcfe compared to 68.8 Bcfe for the same quarter in 2012 as a result of decreased capital spending in response to low natural gas prices. Realized natural gas prices increased 22% to $3.50 per Mcf in the first quarter of 2013 as compared to $2.87 per Mcf for the same quarter of 2012. During the three months ended March 31, 2012, the Company’s average price for natural gas including realized gains and losses on commodity derivatives was $3.81 per Mcf. During the quarter ended March 31, 2013, the Company’s derivative contracts did not relate to this time period. The increase in average natural gas prices offset by the decrease in production resulted in revenues remaining relatively flat at $225.6 million for the quarter ended March 31, 2013 as compared to $226.1 million in for the same period in 2012.

Lease operating expense (“LOE”) increased to $18.8 million during the first quarter of 2013 compared to $17.0 million during the same period in 2012 primarily due to increased well counts, particularly in Pennsylvania. On a unit of production basis, LOE costs increased to $0.32 per Mcfe during the first quarter of 2013 compared to $0.25 per Mcfe during the same period in 2012 as a result of decreased production volumes during the period ended March 31, 2013.

During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease. For the three months ended March 31, 2013, the Company recognized operating lease expense associated with the Lease Agreement of $5.0 million, or $0.08 per Mcfe.

During the three months ended March 31, 2013, production taxes were $16.6 million compared to $18.2 million during the same period in 2012, or $0.28 per Mcfe compared to $0.26 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.3% of revenues for the quarter ended March 31, 2013 and 8.1% of revenues for the same period in 2012. The increase in per unit taxes is primarily attributable to decreased production volumes offset in part by increased natural gas prices, excluding the effects of commodity derivatives, during the quarter ended March 31, 2013 as compared to the same period in 2012.

Gathering fees decreased to $11.9 million for the three months ended March 31, 2013 compared to $19.6 million during the same period in 2012 largely due to ownership participation in the Anadarko gathering system beginning in the second quarter of 2012 as well as a higher percentage of production in Pennsylvania in areas where the Company does not incur third party transportation charges. On a per unit basis, gathering fees decreased to $0.20 per Mcfe for the three months ended March 31, 2013 as compared to $0.28 per Mcfe during the same period in 2012.

The Company incurred firm transportation charges totaling $20.3 million for the quarter ended March 31, 2013 as compared to $21.1 million for the same period in 2012 in association with Rockies Express Pipeline (‘REX”) transportation charges. On a per unit basis, transportation charges increased to $0.34 per Mcfe (on total company volumes) for the three months ended March 31, 2013 as compared to $0.31 per Mcfe (on total company volumes) for the same period in 2012 primarily due to decreased production volumes during the period ended March 31, 2013.

DD&A expenses decreased to $61.5 million during the three months ended March 31, 2013 from $112.7 million for the same period in 2012, attributable to a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-downs during the year ended December 31, 2012 and decreased production volumes during the period ended March 31, 2013 as compared to the same period in 2012. On a unit of production basis, DD&A decreased to $1.04 per Mcfe for the quarter ended March 31, 2013 from $1.64 per Mcfe for the quarter ended March 31, 2012.

General and administrative expenses increased to $6.0 million for the quarter ended March 31, 2013 compared to $5.0 million for the same period in 2012. The increase in general and administrative expenses is largely attributable to increased headcount and related compensation. On a per unit basis, general and administrative expenses increased to $0.10 per Mcfe for the quarter ended March 31, 2013 compared to $0.07 per Mcfe for the quarter ended March 31, 2012 primarily as a result of decreased production volumes during the period ended March 31, 2013 as compared to the same period in 2012.

Interest expense increased to $25.8 million during the quarter ended March 31, 2013 compared to $18.3 million during the same period in 2012 primarily related to lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. The Company capitalized $0.2 million and $7.1 million in interest expense for the quarters ended March 31, 2013 and 2012, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the quarter ended March 31, 2013, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012. The net proceeds received for the assets were $224.2 million.

During the quarter ended March 31, 2012, the Company recognized $4.8 million in rig cancellation fees related to reduction of drilling rig count down to two rigs during the year ended December 31, 2012.

During the quarter ended March 31, 2012, the Company recognized $62.5 million of realized gain on commodity derivatives. During the quarter ended March 31, 2013, the Company’s derivative contracts did not relate to this time period. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

During the quarter ended March 31, 2013, the Company recorded $44.7 million in unrealized loss on commodity derivatives as compared to $57.7 million in unrealized gain on commodity derivatives during the quarter ended March 31, 2012. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $17.8 million for the quarter ended March 31, 2013 compared with income before income taxes of $129.8 million for the same period in 2012. The decrease in earnings is largely due to changes in unrealized gains/losses associated with commodity derivatives, reduced realizations associated with realized gains on commodity derivatives, offset in part by decreased DD&A expense as a result of a lower depletable base during the three months ended March 31, 2013 as compared to the same period in 2012.

As a result of the non-cash ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $441.9 million as of March 31, 2013. This valuation allowance may be reversed in future periods against future taxable income. The income tax provision recognized for the quarter ended March 31, 2013 was $1.4 million compared with an income tax provision of $45.5 million for the three months ended March 31, 2012.

For the three months ended March 31, 2013, the Company recognized net income of $16.4 million or $0.11 per diluted share as compared with net income of $84.3 million or $0.55 per diluted share for the same period in 2012. The decrease is largely due to changes in unrealized gains/losses associated with commodity derivatives, reduced realizations associated with realized gains on commodity derivatives, offset in part by decreased DD&A expense as a result of a lower depletable base during the three months ended March 31, 2013 as compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2013, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 33 gross (14.4 net) wells that were drilled to total depth and cased. For the three month period ended March 31, 2013, total capital expenditures were $108.4 million ($107.4 million related to oil and gas exploration and development expenditures and $1.0 million related to gathering system expenditures).

At March 31, 2013, the Company reported a cash position of $14.4 million compared to $2.5 million at March 31, 2012. Working capital deficit at March 31, 2013 was $293.0 million compared to working capital deficit of $200.5 million at March 31, 2012. At March 31, 2013, the Company had $373.0 million in outstanding borrowings and $627.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $87.1 million at March 31, 2013 was comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the senior revolving credit facility (see Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2013, which is currently projected to be approximately $415.0 million.

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At March 31, 2013, the Company had $373.0 million in outstanding borrowings and $627.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 100 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of March 31, 2013). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2013, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At March 31, 2013, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes. (See Note 3).

Operating Activities. During the three months ended March 31, 2013, net cash provided by operating activities was $67.9 million, a 64% decrease from $189.3 million for the same period in 2012. The decrease in net cash provided by operating activities is largely attributable to decreased revenues resulting from decreased realized natural gas prices and decreased production during the three months ended March 31, 2013 as compared to the same period in 2012.

Investing Activities. During the three months ended March 31, 2013, net cash used in investing activities was $157.3 million as compared to $305.0 million for the same period in 2012. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities in 2013 as compared to 2012.

Financing Activities. During the three months ended March 31, 2013, net cash provided by financing activities was $90.9 million as compared to $106.9 million for the same period in 2012. The decrease in net cash provided by financing activities is primarily due to decreased net borrowings in 2013 as compared to 2012.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2013.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2012 for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At March 31, 2013, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume – MMBTU/Day	Average Price/MMBTU	Fair Value – March 31, 2013
					(Liability) (Amounts in 000’s)
Swap	NYMEX	Apr—Oct 2013	320,000	$3.43	$(44,715)

Subsequent to March 31, 2013 and through May 3, 2013, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price:

Type	Commodity Reference Price	Remaining Contract Period	Volume – MMBTU/Day	Average Price/MMBTU
Swap	NYMEX	May-Oct 2013	70,000	$4.07

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended March 31, 2013 and 2012:

	For the Three Months
	Ended March 31,
Natural Gas Commodity Derivatives:	2013	2012
	(Amounts in 000’s)
Realized gain on commodity derivatives(1)	$—	$62,537
Unrealized (loss) gain on commodity derivatives(1)	(44,715)	57,746

Total (loss) gain on commodity derivatives	$(44,715)	$120,283

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1 billion of the Company’s outstanding common stock which has been and will be funded by cash on hand and the Company’s senior revolving credit facility.

Period	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000’s)	Maximum Number (or Approximate Dollar Value) that may yet be Purchased Under the Plans or Programs
January 2013	—	—	—	$385.4 million
February 2013	—	—	—	$385.4 million
March 2013	165	$20.07	165	$382.1 million

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

Date: May 3, 2013

	By:	/s/ Marshall D. Smith
Name: Marshall D. Smith
Title: Senior Vice President and Chief Financial Officer

Date: May 3, 2013

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