Form 10-Q
period 2013-06-30
ULTRA PETROLEUM CORP
filed 2013-08-02
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 23, 2013 was 152,976,084.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$234,785	$140,836	$436,985	$331,876
Oil sales	26,591	29,434	50,018	64,537

Total operating revenues	261,376	170,270	487,003	396,413

Expenses:
Lease operating expenses	17,514	12,239	36,331	29,241
Liquids gathering system operating lease expense	5,000	—	10,000	—
Production taxes	20,006	13,367	36,561	31,587
Gathering fees	13,834	16,766	25,718	36,318
Transportation charges	20,649	21,366	40,958	42,422
Depletion, depreciation and amortization	60,123	114,767	121,591	227,469
Ceiling test and other impairments	—	1,869,136	—	1,869,136
General and administrative	5,876	7,559	11,837	12,567

Total operating expenses	143,002	2,055,200	282,996	2,248,740
Operating income (loss)	118,374	(1,884,930)	204,007	(1,852,327)

Other income (expense), net:
Interest expense	(25,238)	(18,748)	(51,002)	(37,046)
Gain (loss) on commodity derivatives	22,091	(33,287)	(22,624)	86,996
Deferred gain on sale of liquids gathering system	2,636	—	5,276	—
Contract cancellation fees	—	(4,666)	—	(9,512)
Other income, net	5	7	13	14

Total other (expense) income, net	(506)	(56,694)	(68,337)	40,452
Income (loss) before income tax provision (benefit)	117,868	(1,941,624)	135,670	(1,811,875)
Income tax provision (benefit)	1,491	(754,642)	2,859	(709,152)

Net income (loss)	$116,377	$(1,186,982)	$132,811	$(1,102,723)

Net income (loss) per common share — basic	$0.76	$(7.76)	$0.87	$(7.22)

Net income (loss) per common share — fully diluted	$0.75	$(7.76)	$0.86	$(7.22)

Weighted average common shares outstanding — basic	152,948	152,921	152,947	152,761

Weighted average common shares outstanding — fully diluted	154,513	152,921	154,397	152,761

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$6,557	$12,921
Restricted cash	119	121
Oil and gas revenue receivable	87,622	81,143
Joint interest billing and other receivables	17,661	26,712
Derivative assets	4,027	—
Prepaid drilling costs and other current assets	4,828	4,951

Total current assets	120,814	125,848
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,719,422	1,657,500
Property, plant and equipment, net	212,089	212,372
Deferred financing costs and other	10,553	11,625

Total assets	$2,062,878	$2,007,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,623	$67,489
Accrued liabilities	87,688	121,124
Production taxes payable	39,266	47,745
Interest payable	30,333	30,093
Derivative liabilities	6,887	—
Capital cost accrual	183,607	247,641

Total current liabilities	387,404	514,092
Long-term debt	1,880,000	1,837,000
Deferred gain on sale of liquids gathering system	152,677	158,082
Other long-term obligations	83,910	76,038
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 152,972,162 and 152,929,907 at June 30, 2013 and December 31, 2012, respectively	482,524	474,016
Treasury stock	(2,311)	(13)
Retained loss	(921,326)	(1,051,870)

Total shareholders’ deficit	(441,113)	(577,867)

Total liabilities and shareholders’ equity	$2,062,878	$2,007,345

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$132,811	$(1,102,723)
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	121,591	227,469
Ceiling test and other impairments	—	1,869,136
Deferred income tax benefit	—	(712,175)
Unrealized loss on commodity derivatives	2,860	89,809
Deferred gain on sale of liquids gathering system	(5,276)	—
Reduction in tax benefits from stock based compensation	—	4,027
Stock compensation	6,062	4,781
Other	1,074	1,079
Net changes in operating assets and liabilities:
Restricted cash	2	—
Accounts receivable	3,201	72,885
Prepaid expenses and other	994	2,004
Accounts payable and accrued liabilities	(40,618)	(116,706)
Production taxes payable	(8,479)	(2,672)
Interest payable	240	133
Other long-term obligations	3,431	(9,359)
Current taxes payable	(8,759)	(39)

Net cash provided by operating activities	209,134	327,649
Investing Activities:
Oil and gas property expenditures	(197,731)	(469,290)
Gathering system expenditures	(3,275)	(91,296)
Change in capital cost accrual	(51,383)	37,515
Proceeds from sale of oil and gas properties	(129)	—
Inventory	(520)	(996)
Purchase of capital assets	(195)	(4,025)

Net cash used in investing activities	(253,233)	(528,092)
Financing activities:
Borrowings on long-term debt	498,000	560,000
Payments on long-term debt	(455,000)	(346,000)
Repurchased shares/net share settlements	(5,265)	(6,296)
(Reduction in) tax benefits from stock based compensation	—	(4,027)
Proceeds from exercise of options	—	1,157

Net cash provided by financing activities	37,735	204,834
(Decrease) increase in cash during the period	(6,364)	4,391
Cash and cash equivalents, beginning of period	12,921	11,307

Cash and cash equivalents, end of period	$6,557	$15,698

SUPPLEMENTAL INFORMATION:
Non-cash investing activities — oil and gas properties	$12,651	—

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted).

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

(c) Property, Plant and Equipment: Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful life. Gathering system expenditures are recorded at cost and depreciated using the straight-line method based on a 30-year useful life. The gathering system assets, which are downstream of the Company’s well pads, are depreciated separately from proven oil and gas properties because they are expected to be used to transport oil and gas not currently included in the Company’s proved reserves, including production expected from probable and possible reserves, as well as from third parties.

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

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the six months ended June 30, 2013. The Company recorded a $2.9 billion non-cash write-down of the carrying value of its proved oil and natural gas properties during the year ended December 31, 2012 as a result of ceiling test limitations.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Share amounts in 000’s)
Net income (loss)	$116,377	$(1,186,982)	$132,811	$(1,102,723)

Weighted average common shares outstanding — basic	152,948	152,921	152,947	152,761
Effect of dilutive instruments	1,565	—	1,450	—

Weighted average common shares outstanding — fully diluted	154,513	152,921	154,397	152,761

Net income (loss) per common share — basic	$0.76	$(7.76)	$0.87	$(7.22)

Net income (loss) per common share — fully diluted	$0.75	$(7.76)	$0.86	$(7.22)

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,332	1,859	2,014	1,886

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

(o) Recent Accounting Pronouncements: In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”), which finalizes Proposed ASU No. 2012-250 and clarifies the scope of transactions that are subject to disclosures concerning offsetting. Update 2013-01 addresses implementation issues regarding the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, issued in December 2011. Update 2013-01 clarifies that the scope of the disclosures under U.S. GAAP is limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with FASB ASC Section 210-20-45, Balance Sheet — Offsetting — Other Presentation Matters, or FASB ASC Section 815-10-45, Derivatives and Hedging — Overall — Other Presentation Matters, or are subject to a master netting arrangement or similar agreement. Update 2013-01 requires an entity (1) to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and (2) to provide the required disclosures retrospectively for all comparative periods presented. The implementation of the disclosure requirement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	June 30, 2013	December 31, 2012
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,413,154	$7,235,765
Less: Accumulated depletion, depreciation and amortization(1)(2)	(5,693,732)	(5,578,265)

Net capitalized costs — oil and gas properties	1,719,422	1,657,500

Property, Plant and Equipment:
Gathering Systems(1)	$286,153	$282,879
Less: Accumulated depreciation(3)	(102,223)	(99,312)

	183,930	183,567

Other Property and Equipment	14,855	14,772
Less: Accumulated depreciation	(9,056)	(8,326)

	5,799	6,446

Land	22,360	22,359

Net capitalized costs — property, plant and equipment	$212,089	$212,372

(1)	For the six months ended June 30, 2013 and 2012, total interest on outstanding debt was $51.4 million and $51.1 million, respectively, of which, $0.4 million and $14.0 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.
(2)	The Company recorded a $2.9 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the year ended December 31, 2012 as a result of ceiling test limitations.
(3)	The Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of a decrease in forecast throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. These assets are included in Property, Plant and Equipment in the Consolidated Balance Sheets. (See Note 7 for additional information on fair value).

3. LONG-TERM LIABILITIES:

	June 30, 2013	December 31, 2012
Bank indebtedness	$320,000	$277,000
Senior Notes	1,560,000	1,560,000
Other long-term obligations	83,910	76,038

	$1,963,910	$1,913,038

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

two successive one-year periods at the Borrower’s request and with the lenders’ consent). At June 30, 2013, the Company had $320.0 million in outstanding borrowings and $680.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of June 30, 2013). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2013, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement with the first maturity date occuring in March 2015 (See Note 7). Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time, subject to payment of a make-whole provision, and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2013, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total cost of share-based payment plans	$4,355	$3,335	$8,858	$7,016
Amounts capitalized in oil and gas properties and equipment	$1,302	$1,010	$2,796	$2,235
Amounts charged against income, before income tax benefit	$3,053	$2,325	$6,062	$4,781
Amount of related income tax benefit recognized in income before valuation allowance	$1,257	$957	$2,496	$1,968

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2011	1,459	$16.97	to	$98.87

Forfeited	(68)	$25.08	to	$75.18
Exercised	(34)	$16.97	to	$19.18

Balance, December 31, 2012	1,357	$16.97	to	$98.87

Forfeited	—	$—	to	$—
Exercised	—	$—	to	$—

Balance, June 30, 2013	1,357	$16.97	to	$98.87

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

For the six months ended June 30, 2013, the Company recognized $4.6 million in pre-tax compensation expense related to the 2011, 2012 and 2013 LTIP awards of restricted stock units as compared to $3.3 million during the six months ended June 30, 2012 related to the 2010, 2011 and 2012 LTIP awards of restricted stock units. The amounts recognized during the six months ended June 30, 2013 assume that maximum performance objectives are attained under each plan. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2013, for each of the three year performance periods is expected to be approximately $12.3 million, $12.5 million, and $15.4 million related to the 2011, 2012 and 2013 LTIP awards of restricted stock units, respectively. The 2010 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2013 and totaled $11.7 million (153,511 net shares).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, state income taxes and other permanent differences.

As a result of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $401.8 million as of June 30, 2013. This valuation allowance may be reversed in future periods against future taxable income.

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

Commodity Derivative Contracts: At June 30, 2013, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - June 30, 2013
					(Liability)
Swap	NYMEX	July-Oct 2013	390,000	$3.54	$(2,860)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Natural Gas Commodity Derivatives:	2013	2012	2013	2012
Realized (loss) gain on commodity derivatives(1)	$(19,764)	$114,268	$(19,764)	$176,805
Unrealized gain (loss) on commodity derivatives(1)	41,855	(147,555)	(2,860)	(89,809)

Total gain (loss) on commodity derivatives	$22,091	$(33,287)	$(22,624)	$86,996

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

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

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of June 30, 2013. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$4,027	$—	$4,027

Liabilities:
Current derivative liability	$—	$6,887	$—	$6,887

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments as scheduled

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$106,322	$100,000	$107,801
7.31% Notes due 2016, issued 2009	62,000	70,333	62,000	72,046
4.98% Notes due 2017, issued 2010	116,000	124,254	116,000	127,109
5.92% Notes due 2018, issued 2008	200,000	221,832	200,000	230,062
7.77% Notes due 2019, issued 2009	173,000	208,642	173,000	219,045
5.50% Notes due 2020, issued 2010	207,000	222,695	207,000	234,552
4.51% Notes due 2020, issued 2010	315,000	312,738	315,000	331,329
5.60% Notes due 2022, issued 2010	87,000	92,293	87,000	98,526
4.66% Notes due 2022, issued 2010	35,000	33,891	35,000	36,361
5.85% Notes due 2025, issued 2010	90,000	95,017	90,000	102,096
4.91% Notes due 2025, issued 2010	175,000	167,345	175,000	179,677
Credit Facility	320,000	320,000	277,000	277,000

	$1,880,000	$1,975,362	$1,837,000	$2,015,604

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2013 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns. Accordingly, in response to the current reduced natural gas price environment, the Company has concurrently reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields down to two and reducing drilling activity in Pennsylvania.

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

During the quarter ended June 30, 2013, the average price realization for the Company’s natural gas was $3.80 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $4.15 per Mcf, excluding the realized gains and losses on commodity derivatives. This compares with $4.04 per Mcf, including realized gains and losses on commodity derivatives, and $2.23 per Mcf, excluding such realized gains during the second quarter of 2012. (See Note 6).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at June 30, 2013 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$4,027	$—	$4,027

Liabilities:
Current derivative liability	$—	$6,887	$—	$6,887

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2013 and 2012 was $6.1 million and $4.8 million, respectively. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2013. During the second, third and fourth quarters of 2012, the Company recorded an aggregate $2.9 billion in non-cash write-downs of the carrying value of its proved oil and natural gas properties as a result of ceiling test limitations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the twelve month period preceding the end of such quarters, respectively.

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

As a result of the tax effect of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company recorded a full valuation allowance against its net deferred tax asset balance of $401.8 million as of June 30, 2013. This valuation allowance may be reversed in future periods against future taxable income.

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

Recent accounting pronouncements. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”), which finalizes Proposed ASU No. 2012-250 and clarifies the scope of transactions that are subject to disclosures concerning offsetting. Update 2013-01 addresses implementation issues regarding the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, issued in December 2011. Update 2013-01 clarifies that the scope of the disclosures under U.S. GAAP is limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with FASB ASC Section 210-20-45, Balance Sheet — Offsetting — Other Presentation Matters, or FASB ASC Section 815-10-45, Derivatives and Hedging — Overall — Other Presentation Matters, or are subject to a master netting arrangement or similar agreement. Update 2013-01 requires an entity (1) to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and (2) to provide the required disclosures retrospectively for all comparative periods presented. The implementation of the disclosure requirement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2013 vs. Quarter Ended June 30, 2012

During the quarter ended June 30, 2013, production decreased on a gas equivalent basis to 58.4 Bcfe compared to 65.1 Bcfe for the same quarter in 2012 as a result of decreased capital spending in response to reduced natural gas prices. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 6% to $3.80 per Mcf in the second quarter of 2013 as compared to $4.04 per Mcf for the same quarter of 2012. During the three months ended June 30, 2013, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $4.15 per Mcf as compared to $2.23 per Mcf for the same period in 2012. The increase in average natural gas prices, excluding the gains and losses on commodity derivatives, partially offset by the decrease in production resulted in revenues increasing to $261.4 million for the quarter ended June 30, 2013 as compared to $170.3 million in for the same period in 2012.

Lease operating expense (“LOE”) increased to $17.5 million during the second quarter of 2013 compared to $12.2 million during the same period in 2012 primarily due to increased well counts, particularly in Pennsylvania. On a unit of production basis, LOE costs increased to $0.30 per Mcfe during the second quarter of 2013 compared to $0.19 per Mcfe during the same period in 2012 as a result of decreased production volumes and increased costs during the period ended June 30, 2013.

During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease. For the three months ended June 30, 2013, the Company recognized operating lease expense associated with the Lease Agreement of $5.0 million, or $0.09 per Mcfe.

During the three months ended June 30, 2013, production taxes were $20.0 million compared to $13.4 million during the same period in 2012, or $0.34 per Mcfe compared to $0.21 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.7% of revenues for the quarter ended June 30, 2013 and 7.9% of revenues for the same period in 2012. The increase in per unit taxes is primarily attributable to increased natural gas prices, excluding the effects of commodity derivatives during the quarter ended June 30, 2013 as compared to the same period in 2012.

Gathering fees decreased to $13.8 million for the three months ended June 30, 2013 compared to $16.8 million during the same period in 2012 largely due to ownership participation in the Anadarko gathering system beginning in the second quarter of 2012 as well as a higher percentage of production in Pennsylvania in areas where the Company does not incur third party gathering fees. On a per unit basis, gathering fees decreased to $0.24 per Mcfe for the three months ended June 30, 2013 as compared to $0.26 per Mcfe during the same period in 2012.

The Company incurred firm transportation charges totaling $20.6 million for the quarter ended June 30, 2013 as compared to $21.4 million for the same period in 2012 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges increased to $0.35 per Mcfe (on total company volumes) for the three months ended June 30, 2013 as compared to $0.33 per Mcfe (on total company volumes) for the same period in 2012 primarily due to decreased production volumes during the period ended June 30, 2013.

DD&A expenses decreased to $60.1 million during the three months ended June 30, 2013 from $114.8 million for the same period in 2012, attributable to a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-downs during the year ended December 31, 2012 and decreased production volumes during the quarter ended June 30, 2013 as compared to the same period in 2012. On a unit of production basis, DD&A decreased to $1.03 per Mcfe for the quarter ended June 30, 2013 from $1.76 per Mcfe for the quarter ended June 30, 2012.

The Company recorded a $1.8 billion non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012, which is reflected with ceiling test and other impairments in the accompanying consolidated statements of operations. The Company did not have any write-downs related to the full cost ceiling limitation during the second quarter of 2013. In addition, the Company recognized impairments of $92.5 million at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. The Company did not have any write-downs related to the decline in fair value on its gathering assets during the quarter ended June 30, 2013.

General and administrative expenses decreased to $5.9 million for the quarter ended June 30, 2013 compared to $7.6 million for the same period in 2012. The decrease in general and administrative expenses is largely attributable to lower employee-related and consultant costs. On a per unit basis, general and administrative expenses decreased to $0.10 per Mcfe for the quarter ended June 30, 2013 compared to $0.12 per Mcfe for the quarter ended June 30, 2012 primarily as a result of lower employee-related and consultant costs during the period ended June 30, 2013 as compared to the same period in 2012.

Interest expense increased to $25.2 million during the quarter ended June 30, 2013 compared to $18.7 million during the same period in 2012 primarily related to lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. The Company capitalized $0.2 million and $6.9 million in interest expense for the quarters ended June 30, 2013 and 2012, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the quarter ended June 30, 2013, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012. The net proceeds received for the assets were $224.2 million.

During the quarter ended June 30, 2012, the Company recognized $4.7 million in rig cancellation fees related to reduction of drilling rig count down to two rigs during the year ended December 31, 2012. There were no rig cancellation fees recorded during the quarter ended June 30, 2013.

During the quarter ended June 30, 2013, the Company recognized $19.8 million of realized loss on commodity derivatives as compared to $114.3 million of realized gain on commodity derivatives during the same period in 2012. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

During the quarter ended June 30, 2013, the Company recorded $41.9 million in unrealized gain on commodity derivatives as compared to $147.6 million in unrealized loss on commodity derivatives during the quarter ended June 30, 2012. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $117.9 million for the quarter ended June 30, 2013 compared with a loss before income taxes of $1.9 billion for the same period in 2012. The increase in earnings is largely due to the non-cash ceiling test and other impairments and decreased DD&A expense as a result of a lower depletable base offset in part by changes in unrealized gains/losses associated with commodity derivatives and reduced realizations associated with realized gains and losses on commodity derivatives during the three months ended June 30, 2013 as compared to the same period in 2012.

As a result of the non-cash ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $401.8 million as of June 30, 2013. This valuation allowance may be reversed in future periods against future taxable income. The income tax provision recognized for the quarter ended June 30, 2013 was $1.5 million compared with an income tax benefit of $754.6 million for the three months ended June 30, 2012.

For the three months ended June 30, 2013, the Company recognized net income of $116.4 million or $0.75 per diluted share as compared with net loss of $1.2 billion or ($7.76) per diluted share for the same period in 2012. The increase is largely due to the non-cash ceiling test and other impairments and decreased DD&A expense as a result of a lower depletable base offset in part by changes in unrealized gains/losses associated with commodity derivatives and reduced realizations associated with realized gains and losses on commodity derivatives during the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

During the six months ended June 30, 2013, production decreased on a gas equivalent basis to 117.8 Bcfe compared to 133.9 Bcfe for the same period in 2012 as a result of decreased capital spending in response to reduced natural gas prices. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 7% to $3.65 per Mcf in the six months of 2013 as compared to $3.92 per Mcf for the same period in 2012. During the six months ended June 30, 2013, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $3.82 per Mcf as compared to $2.56 per Mcf for the same period in 2012. The increase in average natural gas prices, excluding the gains and losses on commodity derivatives, partially offset by the decrease in production resulted in revenues increasing to $487.0 million for the six ended June 30, 2013 as compared to $396.4 million in for the same period in 2012.

Lease operating expense (“LOE”) increased to $36.3 million during the six months ended June 30, 2013 compared to $29.2 million during the same period in 2012 primarily due to increased well counts, particularly in Pennsylvania. On a unit of production basis, LOE costs increased to $0.31 per Mcfe during the six months ended June 30, 2013 compared to $0.22 per Mcfe during the same period in 2012 as a result of decreased production volumes and increased costs during the period ended June 30, 2013.

During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease. For the six months ended June 30, 2013, the Company recognized operating lease expense associated with the Lease Agreement of $10.0 million, or $0.08 per Mcfe.

During the six months ended June 30, 2013, production taxes were $36.6 million compared to $31.6 million during the same period in 2012, or $0.31 per Mcfe compared to $0.24 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.5% of revenues for the six months ended June 30, 2013 and 8.0% of revenues for the same period in 2012. The increase in per unit taxes is primarily attributable to increased natural gas prices, excluding the effects of commodity derivatives, during the six months ended June 30, 2013 as compared to the same period in 2012.

Gathering fees decreased to $25.7 million for the six months ended June 30, 2013 compared to $36.3 million during the same period in 2012 largely due to ownership participation in the Anadarko gathering system beginning in the second quarter of 2012 as well as a higher percentage of production in Pennsylvania in areas where the Company does not incur third party gathering fees. On a per unit basis, gathering fees decreased to $0.22 per Mcfe for the six months ended June 30, 2013 as compared to $0.27 per Mcfe during the same period in 2012.

The Company incurred firm transportation charges totaling $41.0 million for the six months ended June 30, 2013 as compared to $42.4 million for the same period in 2012 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges increased to $0.35 per Mcfe (on total company volumes) for the six months ended June 30, 2013 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2012 primarily due to decreased production volumes during the period ended June 30, 2013.

DD&A expenses decreased to $121.6 million during the six months ended June 30, 2013 from $227.5 million for the same period in 2012, attributable to a lower depletion rate due mainly to a lower depletable base as a result of the ceiling test write-downs during the year ended December 31, 2012 and decreased production volumes during the period ended June 30, 2013 as compared to the same period in 2012. On a unit of production basis, DD&A decreased to $1.03 per Mcfe for the six months ended June 30, 2013 from $1.70 per Mcfe for the six months ended June 30, 2012.

The Company recorded a $1.8 billion non-cash write-down of the carrying value of its proved oil and natural gas properties at June 30, 2012, which is reflected with ceiling test and other impairments in the accompanying consolidated statements of operations. The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2013. In addition, the Company recognized impairments of $92.5 million at June 30, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. The Company did not have any write-downs related to the decline in fair value on its gathering assets during the six months ended June 30, 2013.

General and administrative expenses decreased to $11.8 million for the six months ended June 30, 2013 compared to $12.6 million for the same period in 2012. The decrease in general and administrative expenses is largely attributable to lower employee-related and consultant costs. On a per unit basis, general and administrative expenses increased to $0.10 per Mcfe for the six months ended June 30, 2013 compared to $0.09 per Mcfe for the six months ended June 30, 2012 primarily as a result of decreased production volumes during the period ended June 30, 2013 as compared to the same period in 2012, offset in part by lower employee-related and consultant costs during the period ended June 30, 2013.

Interest expense increased to $51.0 million during the six months ended June 30, 2013 compared to $37.0 million during the same period in 2012 primarily related to lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. The Company capitalized $0.4 million and $14.0 million in interest expense for the six months ended June 30, 2013 and 2012, respectively, related to unevaluated oil and gas properties and on work in process relating to gathering systems (See Note 2).

During the six months ended June 30, 2013, the Company recognized $5.3 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012. The net proceeds received for the assets were $224.2 million.

During the six months ended June 30, 2012, the Company recognized $9.5 million in rig cancellation fees related to reduction of drilling rig count down to two rigs during the year ended December 31, 2012. There were no rig cancellation fees recorded during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company recognized $19.8 million of realized loss on commodity derivatives as compared to $176.8 million of realized gain on commodity derivatives during the same period in 2012. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts.

During the six months ended June 30, 2013, the Company recorded $2.9 million in unrealized loss on commodity derivatives as compared to $89.8 million in unrealized loss on commodity derivatives during the six months ended June 30, 2012. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

The Company recognized income before income taxes of $135.7 million for the six months ended June 30, 2013 compared with a loss before income taxes of $1.8 billion for the same period in 2012. The increase in earnings is largely due to the non-cash ceiling test and other impairments and decreased DD&A expense as a result of a lower depletable base offset in part by changes in unrealized losses associated with commodity derivatives and reduced realizations associated with realized gains and losses on commodity derivatives during the six months ended June 30, 2013 as compared to the same period in 2012.

As a result of the non-cash ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $401.8 million as of June 30, 2013. This valuation allowance may be reversed in future periods against future taxable income. The income tax provision recognized for the six months ended June 30, 2013 was $2.9 million compared with an income tax benefit of $709.2 million for the six months ended June 30, 2012.

For the six months ended June 30, 2013, the Company recognized net income of $132.8 million or $0.86 per diluted share as compared with net loss of $1.1 billion or ($7.22) per diluted share for the same period in 2012. The increase is largely due to the non-cash ceiling test and other impairments and decreased DD&A expense as a result of a lower depletable base offset in part by changes in unrealized losses associated with commodity derivatives and reduced realizations associated with realized gains and losses on commodity derivatives during the six months ended June 30, 2013 as compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2013, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 78 gross (34.6 net) wells that were drilled to total depth and cased. For the six month period ended June 30, 2013, total capital expenditures were $201.0 million ($197.7 million related to oil and gas exploration and development expenditures and $3.3 million related to gathering system expenditures).

At June 30, 2013, the Company reported a cash position of $6.6 million compared to $15.7 million at June 30, 2012. Working capital deficit at June 30, 2013 was $266.6 million compared to working capital deficit of $300.5 million at June 30, 2012. At June 30, 2013, the Company had $320.0 million in outstanding borrowings and $680.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $1.56 billion outstanding under its Senior Notes (See Note 3). Other long-term obligations of $83.9 million at June 30, 2013 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the senior revolving credit facility (see Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2013, which is currently projected to be approximately $415.0 million.

Bank indebtedness: The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the lenders’ consent, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016 (which term may be extended for up to two successive one-year periods at the Borrower’s request and with the lenders’ consent). At June 30, 2013, the Company had $320.0 million in outstanding borrowings and $680.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of June 30, 2013). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2013, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Senior Notes: The Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time, subject to payment of a make-whole provision, and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At June 30, 2013, the Company was in compliance with all of its debt covenants under the Master Note Purchase Agreement for Senior Notes. (See Note 3).

Operating Activities. During the six months ended June 30, 2013, net cash provided by operating activities was $209.1 million, a 36% decrease from $327.6 million for the same period in 2012. The decrease in net cash provided by operating activities is largely attributable to decreased realized prices, including realized gains on commodity derivatives, and lower production during the six months ended June 30, 2013 as compared to the same period in 2012.

Investing Activities. During the six months ended June 30, 2013, net cash used in investing activities was $253.2 million as compared to $528.1 million for the same period in 2012. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities in 2013 as compared to 2012.

Financing Activities. During the six months ended June 30, 2013, net cash provided by financing activities was $37.7 million as compared to $204.8 million for the same period in 2012. The decrease in net cash provided by financing activities is primarily due to decreased net borrowings in 2013 as compared to 2012.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2013.

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

Commodity Derivative Contracts: At June 30, 2013, the Company had the following open commodity derivative contracts to manage price risk on a portion of its natural gas production whereby the Company receives the fixed price and pays the variable price. The natural gas reference prices of these commodity derivative contracts are typically referenced to natural gas index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - June 30, 2013
					(Liability)
					(Amounts in 000’s)
Swap	NYMEX	July - Oct 2013	390,000	$3.54		$(2,860)

The following table summarizes the pre-tax realized and unrealized gains and (losses) the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Natural Gas Commodity Derivatives:	2013	2012	2013	2012
	(Amounts in 000’s)
Realized (loss) gain on commodity derivatives(1)	$(19,764)	$114,268	$(19,764)	$176,805
Unrealized gain (loss) on commodity derivatives(1)	41,855	(147,555)	(2,860)	(89,809)

Total gain (loss) on commodity derivatives	$22,091	$(33,287)	$(22,624)	$86,996

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date: August 2, 2013

By:	/s/ Marshall D. Smith

Name:	Marshall D. Smith
Title:	Senior Vice President and
Chief Financial Officer

Date: August 2, 2013

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