Form 10-K
period 2013-12-31
ULTRA PETROLEUM CORP
filed 2014-02-25
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐        NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,031,908,251 as of June 30, 2013 (based on the last reported sales price of $19.82 of such stock on the New York Stock Exchange on such date).

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 11, 2014 was 152,990,123.

Documents incorporated by reference: The definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, is incorporated by reference in Part III of this Form 10-K.

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

Other Terms

•

All-in costs — For any period, means the sum of lease operating expenses, liquids gathering system operating lease expense, severance taxes, gathering costs, transportation charges, depletion, depreciation and amortization, interest expense and general and administrative expenses divided by production on an Mcfe basis during the period.

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

PART I

Item 1.    Business.

General

Ultra Petroleum Corp. (“Ultra” or the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company was incorporated on November 14, 1979, under the laws of the Province of British Columbia, Canada. Ultra remains a Canadian company, but since March 2000, has operated under the laws of The Yukon Territory, Canada pursuant to Section 190 of the Business Corporations Act (Yukon Territory). The Company’s operations are primarily located in the Green River Basin of southwest Wyoming, the north-central Pennsylvania area of the Appalachian Basin and the Uinta Basin in northeast Utah.

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

Oil and Gas Properties Overview

Ultra’s current operations in southwest Wyoming focus on developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin. The Company targets sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of the Lance formation at depths between approximately 8,000 and 12,000 feet and the Mesaverde formation at depths between approximately 12,000 and 14,000 feet. As of December 31, 2013, Ultra owned interests in approximately 84,000 gross (49,000 net) acres in Wyoming covering approximately 190 square miles.

Ultra’s current operations in north-central Pennsylvania are focused on assessing, exploring and developing its position in the Devonian aged Marcellus Shale and other horizons at depths between approximately 4,500 and 8,500 feet. At December 31, 2013, the Company owned interests in approximately 473,000 gross (250,000 net) acres in Pennsylvania.

On December 12, 2013, the Company acquired oil-producing properties and undeveloped acreage covering approximately 8,000 net acres in the Uinta Basin in Utah. The primary geologic target is the Green River formation found between subsurface depths of approximately 4,000 and 7,500 feet. It is geologically similar to the Company’s Pinedale asset in the Green River Basin, and the Company expects to apply drilling and completion techniques similar to those it currently uses in the Pinedale field.

Business Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy to achieve this goal includes building a portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility.

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

Disciplined Capital Investment.    Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns in order to optimize return to its shareholders. Accordingly, in response to the low natural gas price environment in 2012 and 2013, the Company reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields and encouraged the parties operating projects on its behalf in Pennsylvania to reduce their activity as well. Reductions in the Company’s activity resulted in reduced capital spending during the current year as compared to the prior year. The Company actively seeks to identify additional investment opportunities that have the ability to profitably grow its business while diversifying its portfolio and leveraging its expertise in unconventional reservoirs as a low cost operator. The Company actively works to identify appropriate entry points into these opportunities through either grass root development or acquisitions. Accordingly, the Company closed on the acquisition of crude oil assets in Three Rivers Field in the Uinta Basin in Utah. The acquisition leverages the Company’s technical expertise as the Uinta Basin has similar tight-sand geologic characteristics to the Pinedale Field, and the Company considers the returns associated with the Utah acquisition to be competitive with its current investment portfolio.

Focus on Costs.    Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves. The Company continues to focus on improving its drilling and production results through the use of advanced technologies and detailed technical analysis of its properties. For the year ended 2013, the Company’s all-in costs were $2.86 per Mcfe.

Financial Strength and Flexibility.    Preserving financial flexibility and a strong balance sheet are also key components of Ultra’s business philosophy. At December 31, 2013, the Company had cash on hand of $10.7 million and outstanding debt was $2.5 billion. At December 31, 2013, the Company had $540.0 million of available borrowing capacity under its revolving credit facility. The Company’s average debt maturity is approximately five years and the Company’s weighted average cost of debt is approximately 5.0%.

Exploration and Production

Green River Basin, Wyoming

During 2013, the Company participated in the drilling of 129 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells. During 2013, the Company’s operated wells averaged 10.3 days to drill a well, as measured by spud to total depth. This compares to an average of 11.5 days to drill during 2012, a 10.4% reduction. Similarly, Ultra reached total depth in 10 days or less on 54% of all operated wells drilled in 2013 as compared to 33% of operated wells in 2012. Total days per well, measured by rig-release to rig-release, decreased 11% to 12.9 days in 2013 compared to 14.5 days during 2012.

During 2014, the Company plans to continue developing its position in the Pinedale field, and will continue to target tight gas sands of the Lance Pool. All of the Company’s drilling activity is conducted utilizing its extensive geological and geophysical data set. This data set is used to map potentially productive intervals, to refine areas of drilling focus, to identify areas for future extension of the Lance fairway and to identify deeper objectives that may warrant drilling.

Pennsylvania

Ultra continued exploration and development of its Pennsylvania acreage during 2013 participating in the drilling of 20 horizontal wells targeting the Marcellus Shale. At the end of 2013, approximately 80% of the Company’s acreage holdings in Pennsylvania was covered by high quality 3D seismic data, which the Company uses to guide its investment decisions.

During 2014, the Company plans to continue its exploration and development efforts in Pennsylvania, but anticipates a reduced level of drilling activity due to better returns realized in the remainder of the Company’s current investment portfolio. The Company also plans to continue evaluating the potential for the Upper Devonian Geneseo Shale Play across its Pennsylvania acreage position. Ultra’s current activities are located in Potter, Tioga, Clinton, Centre and Lycoming counties and include lease acquisition, 3-D seismic, drilling, completion, infrastructure construction and production operations.

Utah

On December 12, 2013, Ultra closed on the acquisition of approximately 8,000 net acres of oil and gas properties in Utah’s Uinta Basin for approximately $649.8 million. Upon closing of the acquisition, the Company immediately took over operations and maintained continuous drilling, completion and production operations. By year end 2013, the Company drilled three wells in the field and plans to continue a one rig program throughout 2014. Ultra is the sole operator of the properties with a 100% working interest.

Marketing and Pricing

Overview

Ultra derives its revenues from the sale of its natural gas and associated condensate produced from wells operated by the Company and others in the Green River Basin in southwest Wyoming, from the sale of natural gas produced from wells operated by the Company and others in the Appalachian Basin in Pennsylvania and from the sale of crude oil from wells operated by the Company in the Uinta Basin of Utah. During 2013, 97% of the Company’s production and 88% of its revenues, after realized gains or losses on hedging transactions, were attributable to natural gas, with the balance attributable to associated condensate and crude oil.

The Company’s revenues are determined by prevailing natural gas market prices in the Rocky Mountain region of the United States, specifically, southwest Wyoming, and by natural gas market prices in the Midwestern and Eastern regions of the United States. Additionally, with the acquisition of oil producing properties in Utah, the Company’s oil revenues are determined by the price of domestic oil.

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

In Pennsylvania, the Company and its partners are constructing gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from the Company’s newly completed natural gas wells. Construction on these facilities continued throughout 2013, so the Company can manage its midstream capacity to coincide with capacity requirements from its drilling activities. These facilities are gathering systems and related infrastructure, and their construction is expected to continue, to some extent, until the Company’s properties in Pennsylvania are fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that treating facilities of this type will not be required in the future to accommodate the Company’s Pennsylvania production.

Basis differentials.    The market price for natural gas is influenced by a number of regional and national factors which are beyond the Company’s ability to control. These factors include, among others, weather, natural gas supplies, imports from Canada, natural gas demand, inventory levels in natural gas storage fields, and natural gas pipeline capacity to export gas from the basins where the Company’s production is located.

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

Basis differentials in the Opal area have diminished to negligible levels when measured annually. This meaningful decrease in basis is largely attributable to the increased availability of transportation capacity out of the Rocky Mountain Region due to the addition of Ruby Pipeline and Rockies Express Pipeline. Over the past year, premiums that have traditionally been associated with natural gas marketed in the Northeast have disappeared as incremental supplies have been delivered to the market.

The Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains is the price that is reflective of the Company’s gas sold in the Opal, Wyoming area and the Inside FERC First of Month Index for Dominion Transmission Inc — Appalachia is the price that is reflective of the Company’s gas sold in Pennsylvania.

The table below provides a historical and future perspective on average annual basis differentials for Wyoming natural gas (NW Rockies) and historically premium markets in the Northeast (Appalachia). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report on December 31, 2013.

	2010	2011	2012	2013	2014	2015	2016
NW Pipeline Corp. — Rocky Mountains	90%	94%	94%	96%	96%	93%	92%
Dominion Transmission Inc — Appalachia	104%	104%	100%	94%	79%	76%	76%

Oil Marketing

Wyoming.    The Company markets its Wyoming condensate to various purchasers, which are primarily refiners in the Salt Lake City, Utah area. The Company’s condensate realized pricing is typically based on New York Mercantile Exchange crude futures daily settlement prices, less a negotiated location/transportation discount or differential. All of the Company’s condensate sales are denominated in U.S. dollars per barrel and are paid for on a monthly basis. The Company routinely maintains only operating inventories of condensate production and sells its product on an “as produced” basis. A portion of the Company’s condensate sales are entered into by its operating partners in the Pinedale field.

At the end of 2013, more than 80% of the Company’s operated condensate production in Wyoming was delivered directly into a pipeline, further reducing truck traffic and improving flow assurance as well as realized pricing.

Utah.    The recently acquired properties in the Uinta Basin produce what is typically referred to as Black Wax Crude which is considered a medium grade of crude oil. This oil is marketed through long-term contracts with refiners in the Salt Lake City, Utah area, aggregators and is also shipped out of the area via rail from various rail loading facilities in the Salt Lake City region. The Company’s existing long-term transactions are expandable to accommodate a growing production profile. The price for the Company’s crude oil production is typically based off of NYMEX pricing for West Texas Intermediate Crude Oil and includes a basis differential or from a posting for Black Wax Crude in the Uinta Basin.

Derivatives

The Company, from time to time and in the regular course of its business, hedges a portion of its natural gas and crude oil production primarily through the use of financial swaps with creditworthy financial counterparties (See Note 12), or through the use of fixed price, forward sales of physical product. The Company may elect to hedge additional portions of its forecasted natural gas or crude oil production in the future, in much the same manner as it has done previously. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. As of January 1, 2011 and 2012, the quantities that the Company hedged for the succeeding twelve month periods represented 67% and 51%, respectively, of the Company’s forecasted production for such periods. There were no open hedge positions at January 1, 2013. During 2011 and 2012, Ultra’s board approved hedges of greater than 50% of the Company’s forecast production for each respective period. (See Note 7 for additional information).

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2013, the Company had no single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies are described in Note 12. The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2013.

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

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Company are also subject to the jurisdiction of various federal, state and local authorities, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.

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

Environmental Regulations

General.    The Company’s exploration, drilling and production activities from wells and oil and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations relating to environmental quality, including those relating to oil spills and pollution control. The EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon the Company’s operations, capital expenditures, earnings or competitive position.

Solid and Hazardous Waste.    The Company has previously owned or leased and currently owns or leases, numerous properties that have been used for the exploration and production of oil and natural gas for many years. Although the Company utilized standard operating and disposal practices, hydrocarbons or other solid wastes may have been disposed of or released on or under such properties or on or under locations where such wastes have been taken for disposal. In addition, many of these properties are or have been operated by third parties over whom the Company has no control, nor has ever had control as to such entities’ treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter over time. Under current and evolving law, it is possible the Company could be required to remediate property, including ground water, impacted by operations of the Company or by such third party operators, or impacted by previously disposed wastes including performing remedial plugging operations to prevent future, or mitigate existing contamination.

Although oil and gas wastes generally are exempt from regulation as hazardous wastes (“Hazardous Wastes”) under the federal Resource Conservation and Recovery Act (“RCRA”) and some comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA and state analogs. The Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including Hazardous Wastes and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

Hydraulic Fracturing.    Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. Congress has periodically considered legislation to amend the federal Safe Drinking Water Act to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing (except where diesel is a component of the fracturing fluid) and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of federal legislation, if adopted, could lead to additional regulation and permitting requirements that could result in operational delays making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operating costs.

In addition, the EPA has recently issued draft guidance regarding federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. The EPA released a progress report in December 2012 and final results are expected in 2014. This study and the EPA’s enforcement initiative for the energy extraction sector could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In addition, some states have adopted, and other states are considering adopting, regulations that require disclosure of the chemicals in the fluids used in hydraulic fracturing. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some case impose a moratorium on hydraulic fracturing. Although none of the Company’s properties are in jurisdictions where the limits have been imposed, it is possible the jurisdictions where the Company’s properties are located may adopt such limits or other limits on hydraulic fracturing in the future. The BLM has proposed rules and regulations for hydraulic fracturing activities on federal lands. The Company and others provided written comment to the proposed rules. Further, the EPA has announced an initiative under The Toxics Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing.

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

On April 17, 2012, the EPA issued final rules to subject oil and gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs under the Clean Air Act (“CAA”), and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators of oil and gas wells to reduce emissions of volatile organic compounds (“VOCs”) during completions by either flaring using a completion combustion device or capturing any natural gas not delivered into gathering pipelines in a process commonly referred to as a “green completion.” During 2013, the Company conducted “green completions” on all of the wells it hydraulically fractured. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale. In addition, the rules establish new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants, and certain other equipment. These rules may require changes to our operations, including possible installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business.

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

Climate Change Legislation.    More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. The EPA has adopted rules under the CAA for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. The EPA has adopted a multi-tiered approach to this permitting, with the largest sources being subjected to the permitting requirements first. These permitting provisions, should they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and the Company could incur additional costs to satisfy those requirements. In November 2010, the EPA published a rule establishing GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions, with the first annual report, for 2011, being due in September 2012. Ultra submitted the first annual report and all future required annual reports to date. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations.

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

As of December 31, 2013, the Company had 124 full-time employees, including officers.

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

The present value of net proved reserves included in this report should not be considered as the market value of the reserves attributable to our properties. In accordance with SEC requirements, we base the present value, discounted at 10%, of the pre-tax future net cash flows attributable to our net proved reserves on the average oil and natural gas prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of the-month price for each month within such period, adjusted for quality and transportation. The costs to produce the reserves remain constant at the costs prevailing on the date of the estimate. Actual current and future prices and costs may be materially higher or lower. In addition, the 10% discount factor, which the SEC requires us to use in calculating our discounted future net revenues for reporting purposes, may not be the most appropriate discount factor based on our cost of capital from time to time and/or the risks associated with our business.

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

Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill and complete wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain the personnel necessary to properly evaluate seismic and other information relating to a property;

•	our ability to procure materials, equipment and services required to explore, develop and operate our properties; and

•	our ability to access pipelines, and the locations of facilities used to produce and transport oil and natural gas production.

Factors beyond our control affect our ability to effectively market production and may ultimately affect our financial results.

The ability to market oil and natural gas depends on numerous factors beyond our control. These factors include:

•	the extent of domestic production and imports of oil and natural gas;

•	the availability of pipeline, rail and refinery capacity, including facilities owned and operated by third parties;

•	the availability of a market for our oil production;

•	the availability of satisfactory transportation arrangements for our oil production;

•	the proximity of natural gas production to natural gas pipelines;

•	the effects of inclement weather;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	state and federal regulations of oil and natural gas marketing and transportation; and

•	federal regulation of natural gas sold or transported in interstate commerce.

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

Title VII of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Act”) establishes federal oversight and regulation of over-the-counter derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over-the-counter market.

In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions); the CFTC’s final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. The CFTC appealed this ruling but subsequently withdrew its appeal. On November 5, 2013, the CFTC approved a

Notice of Proposed Rulemaking designed to implement new position limits regulation. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.

The Act provides a limited exception to end users (such as us) from the requirement to use cleared exchanges, rather than hedging over-the-counter and authorizes the CFTC to set requirements to post margin in connection with hedging activities. While it is not possible at this time to predict when the CFTC will finalize certain other related rules and regulations, the Act and related regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although whether these requirements will apply to our business is uncertain at this time. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past.

A decrease in oil and natural gas prices may adversely affect our results of operations and financial condition.

Energy commodity prices have been historically highly volatile, and such high levels of volatility are expected to continue in the future. We cannot accurately predict the market prices that we will receive for the sale of our natural gas, condensate, or oil production. Information about revenues attributable to our derivative transactions is available in Item 7-A — “Quantitative and Qualitative Disclosures About Market Risk.”

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

A substantial portion of our reserves and production is natural gas. Prices for natural gas have been lower in recent years than at various times in the past and may remain lower in the future. Sustained low prices for natural gas may also adversely affect our operational and financial condition.

Natural gas prices have been lower in recent years than at various times in the past. These lower prices may be the result of increased supply resulting from increased drilling in unconventional reservoirs and/or lower demand resulting from changes in economic activity. Natural gas prices may remain at current levels, or fall to lower levels, in the future. Approximately 94% of our estimated net proved reserves is natural gas, and 97% of our production in 2013 was natural gas. Although we expect production operations on properties we currently own to be profitable at natural gas prices in effect during the past year, a period of sustained low natural gas prices could have adverse effects on our results of operations and financial condition.

Compliance with environmental and other government regulations could be costly and could negatively impact our production.

Our operations are subject to numerous laws and regulations relating to environmental protection. These laws and regulations may:

•	require that we acquire permits before developing our properties;

•	restrict the substances that can be released into the environment in connection with drilling, completion and production activities;

•	limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas; and

•	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells.

Under these laws and regulations or under the common law, we could be liable for personal injury and clean-up costs and other environmental, natural resource and property damages, as well as administrative, civil and criminal penalties. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine emissions, greenhouse gases and hydraulic fracturing. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of environmental damages.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” (“GHGs”) could result in increased operating costs and reduced demand for the oil and gas we produce.

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply. The EPA has adopted rules under the Clean Air Act (“CAA”) for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs. These permitting provisions, should they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional material costs to satisfy those requirements.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published its amendments to the GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities is required on an annual basis. We will have to incur costs associated with this reporting obligation.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level (except for fracturing activity involving the use of diesel). The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, issued a progress report in December 2012, and expects to deliver the final results of the study in 2014. In addition, in December 2011, the EPA published a draft report in which it asserts that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming (not a field in which we own an interest); this report has been publicly criticized by industry and by government officials, including the Governor of Wyoming; it remains subject to review. A committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Wyoming has adopted regulations requiring us to provide detailed information about wells we hydraulically fracture in that state. Many other states have adopted or are considering adopting regulations requiring disclosure of chemicals in fluids used in hydraulic fracturing. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

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

We may not be able to replace our reserves or generate cash flows if we are unable to purchase or raise capital. We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves.

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

Our oil and natural gas operations are subject to all of the risks and hazards typically associated with drilling, completion, production and transportation of, oil and natural gas. These risks include the necessity of spending large amounts of money for identification and acquisition of properties and for drilling and completion of wells. In the drilling and completing of exploratory or development wells, failures and losses may occur before any deposits of oil or natural gas are found and produced. The presence of unanticipated pressure or irregularities in formations, blow-outs or accidents may cause such activity to be unsuccessful, resulting in a loss of our investment in such activity and possible liabilities. If oil or natural gas is encountered, there can be no assurance that it can be produced in quantities sufficient to justify the cost of continuing such operations or that it can be marketed satisfactorily.

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

We acquired a portion of our acreage position in Pennsylvania, Utah and Colorado through property acquisitions and acreage trades, and we may acquire additional acreage in Pennsylvania, Utah or other regions in the future. Although we conduct a review of properties we acquire which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify.

There is limited transportation and refining capacity for black wax crude oil produced from our properties in the Uinta Basin which may limit our ability to sell this production or to increase production in this area.

In December 2013, we acquired oil and gas properties located in the Uinta Basin, Utah. The crude oil these properties produce is known as black wax crude because it has high paraffin content. Due to this high paraffin content, transportation options are limited, and most of the oil is transported by truck to refiners in the Salt Lake City, Utah area. The remainder of the production is transported by rail to markets outside of the Salt Lake City area.

Market conditions or the unavailability of satisfactory transportation arrangements for this black wax crude may hinder access to markets or delay production. Without additional refining capacity or access to additional markets for such production, our ability to increase production from the Uinta Basin may be constrained. Limited refinery capacities in the Utah region, coupled with the potential for increased production in the Uinta Basin, may impact local marketability of a portion of our Utah oil and may cause us to pursue alternate transportation methods and sales outlets, such as rail transportation to markets on the east and west coasts, as well as in the mid-continent. Although several refinery expansions have been announced or are underway in the Salt Lake City area to accept additional black wax crude, there is no assurance as to the ultimate added capacity, our ability to access any such capacity, or the timing of completion of such expansions.

We may not be successful in securing alternative sales outlets for our Utah production. The availability of a ready market depends on a number of factors, including the general demand for and supply of oil and the proximity of alternative reserves to pipelines, rail transportation and terminal facilities. Our ability to market our black wax crude production will depend in substantial part on the availability and capacity of trucking and rail systems servicing the Uinta Basin and refineries capable of handling high paraffin crude, all of which are owned and operated by third parties. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of such markets or related transportation. Decreased access to oil markets or access to such markets on unacceptable terms could result in increased costs, decreased margins, decreased production, or other factors which could materially and adversely affect our business, financial condition and results of operations and operating cash flows.

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

None.

Item 2. Properties.

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming, Pennsylvania and Utah and oil and gas leases and fee minerals in Colorado. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. In Pennsylvania, the leases are from private individuals and companies, as well as from the Commonwealth of Pennsylvania. The Pennsylvania leases are mostly undeveloped at this time and typically have primary lease terms of five years until establishment of production. The leases in Utah are from private individuals and companies, the State of Utah, and the federal government and are mostly undeveloped at this time with primary lease terms ranging from five to ten years until the establishment of production. The Company also owns undeveloped acreage in Colorado with no immediate plans for further exploration in this area in 2014.

Green River Basin, Wyoming

As of December 31, 2013, the Company owned oil and natural gas leases totaling approximately 84,000 gross (49,000 net) acres in southwest Wyoming’s Green River Basin. Most of this acreage covers the Pinedale and Jonah fields. Of the total acreage position in Wyoming, approximately 22,000 gross (10,000 net) acres were developed, and 62,000 gross (39,000 net) acres were undeveloped. The developed portion represents 13% of the Company’s total developed net acreage while the undeveloped portion represents approximately 11% of the Company’s total undeveloped net acreage.

Lease maintenance costs in Wyoming were approximately $0.2 million for the year ended December 31, 2013. The Company currently owns 58 leases totaling 69,000 gross (37,000 net) acres that are held by production and activities (“HBP”). The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.    During 2013, the Company participated in the drilling of 58 gross (23.2 net) productive development wells on the Green River Basin properties. At year-end 2013, there were 5 gross (4.0 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During 2013, the Company participated in the drilling of a total of 55 gross (31.1 net) productive exploratory wells on the Green River Basin properties. At December 31, 2013, there were 11 gross (5.8 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.    The Company’s 3D seismic coverage in Wyoming totals approximately 253 square miles. The data has all been licensed from independent seismic contractors, and provides coverage over the entire productive area of the Pinedale field.

Pennsylvania

As of December 31, 2013, the Company owned oil and gas leases covering 473,000 gross (250,000 net) acres in the Pennsylvania portion of the Appalachian Basin. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Potter, Tioga, Lycoming, Centre and Clinton counties. Of the total acreage position as of December 31, 2013, approximately 119,000 gross (63,000 net) acres were developed, and 354,000 gross (187,000 net) acres were undeveloped. The developed portion represents 84% of the Company’s total developed net acreage position while the undeveloped portion represents 51% of the Company’s total undeveloped net acreage position. The Company operates approximately 96,000 gross (64,000 net) acres of the total position.

Lease maintenance costs in Pennsylvania were approximately $0.9 million for the year ended December 31, 2013. The Company owns approximately 345,000 gross (181,000 net) acres currently held by production or activities in Pennsylvania.

Exploratory Wells.    During the year ended December 31, 2013, the Company participated in the drilling of a total of 20 gross (9.9 net) productive exploratory wells on the Pennsylvania properties. At December 31, 2013, there were no additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.    The Company’s total 3D seismic coverage in Pennsylvania is approximately 505 square miles. Of this total, 433 square miles of data is jointly owned with other parties, 30 square miles is owned solely by the Company, and 42 square miles are licensed from a third party.

Uinta Basin, Utah

As of December 31, 2013, the Company owned oil and natural gas leases covering 8,000 gross (8,000 net) acres in the Utah portion of the Green River Basin. This acreage is located in Uintah County in the eastern portion of the Uinta Basin. As of December 31, 2013, approximately 2,000 gross (2,000 net) acres were developed, and 6,000 gross (6,000 net) acres were undeveloped. The developed portion represents 3% of the Company’s total developed net acreage position while the undeveloped portion represents 2% of the Company’s total undeveloped net acreage position. The Company operates 100% of the properties.

There were no lease maintenance costs in Utah for the year ended December 31, 2013. The Company owns approximately 6,000 gross (6,000 net) acres currently held by production or activities in Utah.

Exploratory Wells.    During the period from the closing of the acquisition through December 31, 2013, the Company participated in the drilling of a total of 2 gross (2.0 net) productive exploratory wells on the Utah properties. At December 31, 2013, there was 1 gross (1.0 net) additional exploratory well that commenced during the year that was either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.    The Company currently does not own any seismic data over its Utah properties.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2013, 2012, and 2011. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2013, 2012 and 2011. As of December 31, 2013, proved undeveloped reserves represent 47.4% of the Company’s total proved reserves.

	December 31,
	2013	2012	2011
Proved Developed Reserves
Natural gas (MMcf)	1,777,267	1,820,994	1,973,391
Oil (MBbl)	20,566	10,531	11,794
Proved Undeveloped Reserves
Natural gas (MMcf)	1,632,475	1,145,451	2,805,163
Oil (MBbl)	13,553	7,606	21,287
Total Proved Reserves (MMcfe)(1)	3,614,456	3,075,267	4,977,040
Estimated future net cash flows, before income tax	$8,306,171	$4,501,804	$11,789,256
Standardized measure of discounted future net cash flows, before income taxes(2)	$4,131,770	$2,263,259	$5,296,964
Future income tax	$943,801	$368,942	$1,500,908
Standardized measure of discounted future net cash flows, after income tax	$3,187,969	$1,894,317	$3,796,056
Calculated average price(3)
Gas ($/Mcf)	$3.51	$2.63	$4.04
Oil ($/Bbl)	$84.97	$87.85	$88.19

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

(3)	As prescribed by SEC rules, our reserve estimates at December 31, 2013, 2012 and 2011, reflect oil and natural gas spot prices based on the average of the beginning of the month prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2013, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Proved Undeveloped Reserves

The following table describes the changes in the Company’s proved undeveloped reserves during 2013:

MMcfe
Proved undeveloped reserves, December 31, 2012	1,191,087
Converted to proved developed	(130,467)
Proved undeveloped reserve extensions	1,331,254
Proved undeveloped reserves transferred to unproven	(667,196)
Proved undeveloped reserve revisions	(10,885)

Proved undeveloped reserves, December 31, 2013	1,713,793

In 2013, the Company converted 130.5 Bcfe of proved undeveloped reserves to proved developed reserves. All of these conversions were located in the Pinedale field in Wyoming. During 2013, the Company spent $102.3 million to convert proved undeveloped reserves to proved developed reserves. At December 31, 2013, the Company also transferred 667.2 Bcfe of proved undeveloped reserves to the unproven category of reserves due to adjustments to the Company’s 5-year development plan. In response to higher gas prices, the Company increased the capital scheduled for proved undeveloped locations from $1.4 billion at December 31, 2012 to $1.8 billion at December 31, 2013. The Company has not scheduled any proved undeveloped reserves beyond five years nor does it have any proved undeveloped locations that have been part of its inventory of proved undeveloped locations for over five years. Nearly all of the future proved undeveloped locations are located in Pinedale.

Internal Controls Over Reserve Estimating Process

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 19 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

The estimates of proved reserves and future net revenue as of December 31, 2013 are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets in Wyoming and Pennsylvania for the year ended December 31, 2013 in this annual report. This independent analysis conducted by NSAI represents more than 98% of the Company’s proved reserves. Our internal professional staff works closely with our independent engineers, NSAI, to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. The report of NSAI is included as an Exhibit to this annual report.

The majority of reserve estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Robert C. Barg and Mr. Phillip R. Hodgson. Mr. Barg has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Barg is a Licensed Professional Engineer in the State of Texas (No. 71658) and has over 30 years of practical experience in petroleum engineering, with over 24 years’ experience in the estimation and evaluation of reserves. He graduated from Purdue University in 1983 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Hodgson has been practicing consulting petroleum geology at NSAI since 1998. Mr. Hodgson is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 1314) and has over 29 years of practical experience in petroleum geosciences, with over 15 years’ experience in the estimation and evaluation of reserves. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The Company closed on its acquisition of assets in Utah on December 12, 2013. Due to the timing of this acquisition relative to the timing of preparing annual corporate reserves, the Company’s Reservoir Engineering Department prepared the proved reserve estimates for its Utah assets. The proved reserve estimates were prepared in accordance with the Company’s internal controls and SEC regulations. Furthermore, the reserves estimated for the Utah assets are limited to proved developed wells as of December 31, 2013 and represent less than 2% of our estimated proved reserves as of December 31, 2013.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	224,912	249,310	236,832
Oil (Bbl)	1,196	1,282	1,408

Total (Mcfe)	232,088	257,006	245,280
Revenues
Natural gas sales	$824,266	$695,733	$982,413
Oil sales	109,138	114,241	119,383

Total revenues	$933,404	$809,974	$1,101,796

Lease Operating Expenses
Lease operating expenses(a)	$68,106	$63,823	$51,758
Liquids gathering system operating lease expense	20,000	645	—
Severance/production taxes	72,398	60,757	97,094
Gathering	52,074	59,004	56,511

Total lease operating expenses	$212,578	$184,229	$205,363

Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$3.57	$4.01	$5.05
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$3.66	$2.79	$4.15
Oil ($/Bbl)	$91.25	$89.08	$84.79
Costs per Mcfe
Lease operating expenses	$0.29	$0.25	$0.21
Liquids gathering system operating lease expense	$0.09	$—	$—
Severance/production taxes	$0.31	$0.24	$0.40
Gathering	$0.22	$0.23	$0.23
Transportation charges	$0.36	$0.33	$0.26
DD&A	$1.05	$1.51	$1.41
General & administrative	$0.10	$0.10	$0.11
Interest	$0.44	$0.34	$0.26

Total costs per Mcfe	$2.86	$3.00	$2.88

The following table sets forth the net sales volumes, operating expenses and realized natural gas prices attributable to field(s) that contain 15% or more of our total estimated proved reserves as of December 31, 2013:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Pinedale Field:
Production (Mcfe)	159,714	179,757	196,236
Operating expenses	$179,686	$144,538	$178,387
Realized price, excluding hedges ($/Mcf)	$3.80	$2.84	$4.17
Realized price, including hedges ($/Mcf)	$3.67	$4.55	$5.27

(a)	Production costs include lifting costs and remedial workover expenses.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 8, 2014, the Company has long-term natural gas delivery commitments of 41.6 MMMBtu in 2014, 26.5 MMMBtu in 2015, 6.0 MMMBtu in 2016, and 7.9 MMMBtu in 2017 under existing agreements. As of February 8, 2014, the Company has long-term crude oil delivery commitments of 1.6 MBbls in 2014, 1.8 MBbls in 2015, 1.8 MBbls in 2016, 1.5 MBbls in 2017 and 1.2 MBbls beyond 5 years under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price.

These amounts are well below the Company’s forecasted 2014 and anticipated 2015 through 2018 production from its available reserves. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. The Company believes that its production and reserves are adequate to meet its delivery commitments. If for some reason the Company’s production is not sufficient to satisfy its delivery commitments, the Company expects to be able to purchase natural gas volumes in the market to satisfy its commitments.

Productive Wells

As of December 31, 2013 the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells
Natural Gas	2,466	1,208.3
Crude Oil	52	52.0

Total	2,518	1,260.3

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

The Company does not believe the remaining terms of its leases is material. At December 31, 2013, the Company had 7,000 net acres of leases in Pennsylvania, 80,000 net acres of leases in Colorado, 150 net acres of leases in Utah and no leases in Wyoming that expire in 2014. The Company has no immediate plans for further development of the Colorado leasehold in 2014, and expects to maintain all of the Utah leases and approximately 15% of Pennsylvania leases by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future.

As of December 31, 2013 the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	22,000	10,000	62,000	39,000
Pennsylvania	119,000	63,000	354,000	187,000
Utah	2,000	2,000	6,000	6,000
Colorado	—	—	153,000	137,000

All States	143,000	75,000	575,000	369,000

Drilling Activities

For each of the three fiscal years ended December 31, 2013, 2012 and 2011 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	58.0	23.2	81.0	30.6	117.0	71.0
Dry	—	—	—	—	—	—

Total	58.0	23.2	81.0	30.6	117.0	71.0

At year end, there were 5 gross (4.0 net) additional development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	55.0	31.1	30.0	13.6	83.0	42.5
Dry	—	—	—	—	—	—

Total	55.0	31.1	30.0	13.6	83.0	42.5

At year end, there were 11 gross (5.8 net) additional exploratory wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

Pennsylvania

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	0.0	0.0	16.0	8.0	1.0	0.4
Dry	—	—	—	—	—	—

Total	0.0	0.0	16.0	8.0	1.0	0.4

At year end, there were no additional development wells that were either drilling or had operations suspended.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	20.0	9.9	48.0	18.9	184.0	86.7
Dry	—	—	—	—	—	—

Total	20.0	9.9	48.0	18.9	184.0	86.7

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Utah

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	2.0	2.0	0.0	0.0	0.0	0.0
Dry	—	—	—	—	—	—

Total	2.0	2.0	0.0	0.0	0.0	0.0

At year end, there was 1 gross (1.0 net) additional development well that was either drilling or had operations suspended.

Colorado

During 2012, the Company drilled 3 gross (3.0 net) exploratory wells on its Colorado acreage. The Company did not conduct any operations on this acreage during 2013 or 2011 and has no immediate plans for further exploration in this area during 2014.

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

2013	High	Low
1st quarter	$21.55	$15.26
2nd quarter	$24.19	$18.39
3rd quarter	$22.82	$19.52
4th quarter	$22.21	$18.22

2012	High	Low
1st quarter	$30.66	$22.03
2nd quarter	$23.43	$17.62
3rd quarter	$24.52	$19.96
4th quarter	$24.26	$17.58

As of February 11, 2014, the last reported sales price of the common shares on the NYSE was $23.95 per share and there were approximately 337 holders of record of the common shares.The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future. The Company intends to retain its cash flow from operations for the future operation and development of its business.

The following share price performance graph is intended to allow review of shareholder returns, expressed in terms of the appreciation of the Company’s common shares relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future share performance. The graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the NYSE Composite Index and of the Dow Jones U.S. Exploration and Production TSM Index from December 31, 2008 through December 31, 2013.

The graph below matches Ultra Petroleum Corp’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the Dow Jones US Exploration & Production TSM index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2008 to 12/31/2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ultra Petroleum Corp, the NYSE Composite Index,

and the Dow Jones US Exploration & Production TSM Index

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
Ultra Petroleum Corp	100.00	144.48	138.42	85.86	52.54	62.74
NYSE Composite	100.00	128.28	145.46	139.87	162.23	204.87
Dow Jones US Exploration & Production TSM	100.00	141.52	167.56	160.69	169.01	222.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$824,266	$695,733	$982,413	$886,396	$601,023
Oil sales	109,138	114,241	119,383	92,990	65,739

Total operating revenues	933,404	809,974	1,101,796	979,386	666,762

Expenses:
Production expenses and taxes	212,578	184,229	205,363	191,978	152,804
Transportation charges	82,797	84,470	64,243	64,965	58,011
Depletion, depreciation and amortization	243,390	388,985	346,394	241,796	201,826
Ceiling test and other impairments	—	2,972,464	—	—	1,037,000
General and administrative	12,606	14,348	12,113	11,407	8,871
Stock compensation	9,767	10,756	13,919	12,944	10,901
Interest expense	101,486	88,180	63,156	49,032	37,167

Total operating expenses	662,624	3,743,432	705,188	572,122	1,506,580

Other:
(Loss) gain on commodity derivatives	(46,754)	73,581	313,732	325,452	146,517
Deferred gain on sale of liquids gathering system	10,553	—	—	—	—
Contract cancellation fees	—	(15,469)	—	—	—
Litigation expense	—	—	—	(9,902)	—
Other (expense) income, net	(357)	(1,765)	532	260	(2,888)

Total other income (expense), net	(36,558)	56,347	314,264	315,810	143,629

Income (loss) before income taxes	234,222	(2,877,111)	710,872	723,074	(696,189)
Income tax (benefit) provision	(3,616)	(700,213)	257,670	258,615	(245,136)

Net income (loss)	$237,838	$(2,176,898)	$453,202	$464,459	$(451,053)

Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic	$1.55	$(14.24)	$2.97	$3.05	$(2.98)

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted	$1.54	$(14.24)	$2.94	$3.01	$(2.98)

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$472,638	$654,825	$1,033,292	$824,728	$592,641
Investing activities	$(1,093,519)	$(577,223)	$(1,408,795)	$(1,529,099)	$(820,611)
Financing activities	$618,624	$(75,988)	$315,976	$760,951	$228,067
Balance Sheet Data:
Cash and cash equivalents	$10,664	$12,921	$11,307	$70,834	$14,254
Working capital (deficit)	$(278,845)	$(388,244)	$(251,059)	$(56,967)	$(137,450)
Oil and gas properties	$2,421,611	$1,657,500	$4,189,148	$3,075,670	$1,794,603
Total assets	$2,785,319	$2,007,345	$4,869,705	$3,595,615	$2,060,005
Total long-term debt	$2,470,000	$1,837,000	$1,903,000	$1,560,000	$795,000
Other long-term obligations	$91,932	$76,038	$67,008	$52,575	$35,858
Deferred income taxes, net	$—	$—	$635,009	$420,711	$239,217
Total shareholders’ (deficit) equity	$(331,490)	$(577,867)	$1,593,709	$1,138,976	$648,197

Item 7. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company, which are included in this report in Item 8, and the information set forth in Risk Factors under Item 1A. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah fields — and is in the early exploration and development stages in the Uinta Basin in Utah and the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with an increasing portion of the Company’s revenues coming from gas sales from wells located in the Appalachian Basin in Pennsylvania. In December 2013, the Company acquired properties in the Uinta Basin in Utah which primarily produce oil.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile, and its volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. (See Note 7).

The average price realization for the Company’s natural gas during 2013 was $3.57 per Mcf, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2013, the average price realization for the Company’s natural gas was $3.58 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas, excluding realized gains and losses on commodity derivatives, was $3.66 per Mcf and $3.57 per Mcf for the year and quarter ended December 31, 2013, respectively.

Mission and Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy to achieve this goal includes building a portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility.

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

Disciplined Capital Investment.    Part of the Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns in order to optimize return to its shareholders. Accordingly, in response to the low natural gas price environment in 2012 and 2013, the Company reduced capital expenditures by reducing the number of drilling rigs operating in its Wyoming fields and encouraged the parties operating projects on its behalf in Pennsylvania to reduce their activity as well. Reductions in the Company’s activity resulted in reduced capital spending during the current year as compared to the prior year. The Company actively seeks to identify additional investment opportunities that have the ability to profitably grow its business while diversifying its portfolio and leveraging its expertise in unconventional reservoirs as a low cost operator. The Company actively works to identify appropriate entry points into these opportunities through either grass root development or acquisitions. Accordingly, the Company closed on the acquisition of crude oil assets in Three Rivers Field in the Uinta Basin in Utah. The acquisition leverages the Company’s technical expertise as the Uinta Basin has similar tight-sand geologic characteristics to the Pinedale Field, and the Company considers the returns associated with the Utah acquisition to be competitive with its current investment portfolio.

Focus on Costs.    Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves. The Company continues to focus on improving its drilling and production results through the use of advanced technologies and detailed technical analysis of its properties.

Financial Strength and Flexibility.    Preserving financial flexibility and a strong balance sheet are also strategic to Ultra’s business philosophy. Maintaining financial discipline enables the Company to capitalize on the flexibility of its portfolio.

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

Oil and Gas Reserves.    The reserve estimates presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas (“FASB ASC 932”) as updated in order to align the reserve calculation and disclosure requirements with those in SEC Release No. 33-8995.

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

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2013 or 2011.

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

As a result of the tax effect of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $363.4 million as of December 31, 2013. This valuation allowance may be reversed in future periods against future income.

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

	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Assets:
Current derivative asset	$—	$1,415	$—	$1,415
Liabilities:
Current derivative liability	$—	$27,291	$—	$27,291

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

Share-Based Payment Arrangements.    The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2013, 2012 and 2011 was $9.8 million, $10.8 million and $13.9 million, respectively. See Note 6 for additional information.

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

Results of Operations — Year Ended December 31, 2013 vs. Year Ended December 31, 2012

	For the year ended December 31,
	2013	2012	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	224,912	249,310	-10%
Crude oil and condensate (Bbls)	1,196	1,282	-7%

Total production (Mcfe)	232,086	257,004	-10%

Commodity Prices:
Natural gas ($/Mcf, including realized hedges)	$3.57	$4.01	-11%
Natural gas ($/Mcf, excluding hedges)	$3.66	$2.79	31%
Crude oil and condensate ($/Bbl)	$91.25	$89.08	2%

Revenues:
Natural gas sales	$824,266	$695,733	18%
Oil sales	$109,138	$114,241	-4%

Total operating revenues	$933,404	$809,974	15%

Derivatives:
Realized (loss) gain on commodity derivatives	$(20,878)	$303,966	-107%
Unrealized (loss) on commodity derivatives	$(25,876)	$(230,385)	-89%

Total (loss) gain on commodity derivatives	$(46,754)	$73,581	-164%

Operating Costs and Expenses:
Lease operating expenses	$68,106	$63,823	-7%
Liquids gathering system operating lease expense	$20,000	$645	-3001%
Production taxes	$72,398	$60,757	-19%
Gathering fees	$52,074	$59,004	12%
Transportation charges	$82,797	$84,470	2%
Depletion, depreciation and amortization	$243,390	$388,985	37%
General and administrative expenses	$22,373	$25,104	11%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.29	$0.25	-16%
Liquids gathering system operating lease expense	$0.09	$—	n/a
Production taxes	$0.31	$0.24	-29%
Gathering fees	$0.22	$0.23	4%
Transportation charges	$0.36	$0.33	-9%
Depletion, depreciation and amortization	$1.05	$1.51	30%
General and administrative expenses	$0.10	$0.10	0%

Production, Commodity Prices and Revenues:

Production.    During the year ended December 31, 2013, production decreased on a gas equivalent basis to 232.1 Bcfe from 257.0 Bcfe for the same period in 2012 as a result of decreased capital spending in response to reduced natural gas prices.

Commodity prices.    Realized natural gas prices, including realized gain and loss on commodity derivatives, decreased to $3.57 per Mcf during the year ended December 31, 2013 as compared to $4.01 per Mcf during 2012. During the year ended December 31, 2013, the Company’s average price for natural gas was $3.66 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $2.79 per Mcf for the same period in 2012.

Revenues.    The increase in average natural gas prices, excluding the effects of commodity derivatives, largely contributed to a 15% increase in revenues for the year ended December 31, 2013 to $933.4 million as compared to $810.0 million in 2012.

Operating Costs and Expenses:

Lease Operating Expense.    Lease operating expenses (“LOE”) increased to $68.1 million for the year ended December 31, 2013 compared to $63.8 million during the same period in 2012 primarily due to increased well counts. On a unit of production basis, LOE costs increased to $0.29 per Mcfe at December 31, 2013 compared to $0.25 per Mcfe at December 31, 2012 as a result of decreased production volumes and increase costs during the period ended December 31, 2013.

Operating Lease Expense.    During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the year ended December 31, 2013, the Company recognized operating lease expense associated with the Lease Agreement of $20.0 million, or $0.09 per Mcfe.

Production Taxes.    During the year ended December 31, 2013, production taxes were $72.4 million compared to $60.8 million during the same period in 2012, or $0.31 per Mcfe, compared to $0.24 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 7.8% of revenues for the year ended 2013 and 7.5% for the same period in 2012. The increase in per unit taxes is primarily attributable to increased sales revenues as a result of increased natural gas prices, excluding the effects of commodity derivatives, during the year December 31, 2013 as compared to the same period in 2012.

Gathering Fees.    Gathering fees decreased to $52.1 million for the year ended December 31, 2013 compared to $59.0 million during the same period in 2012 largely due to ownership participation in the Anadarko gathering system beginning in the second quarter of 2012 as well as a higher percentage of production in Pennsylvania in areas where the Company does not incur third party gathering fees. On a per unit basis, gathering fees were $0.22 per Mcfe for the year ended December 31, 2013 as compared to $0.23 for the period ended December 31, 2012.

Transportation Charges.    The Company incurred firm transportation charges totaling $82.8 million for the year ended December 31, 2013 as compared to $84.5 million for the same period in 2012 in association with REX pipeline charges. On a per unit basis, transportation charges increased to $0.36 per Mcfe (on total company volumes) for the year ended December 31, 2013 as compared to $0.33 for the same period in 2012 primarily due to decreased production volumes during the year ended December 31, 2013.

Depletion, Depreciation and Amortization.    DD&A expenses decreased to $243.4 million during the year ended December 31, 2013 from $389.0 million for the same period in 2012. Of this decrease, $119.4 million was attributable to a lower depletion rate due to a lower depletable base as a result of the ceiling test write-downs during the year ended December 31, 2012 and $26.2 million was attributable to decreased production volumes during the year ended December 31, 2013. On a unit of production basis, DD&A decreased to $1.05 per Mcfe at December 31, 2013 from $1.51 at December 31, 2012.

Impairment Charges.    The Company did not have any write-downs related to the full cost ceiling limitation during the period ended December 31, 2013 compared with a $2.9 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the year ended December 31, 2012. In addition, the Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices. (See Note 8 for additional information on fair value).

General and Administrative Expenses.    General and administrative expenses decreased to $22.4 million for the period ended December 31, 2013 compared to $25.1 million for the same period in 2012. The decrease in general and administrative expenses is largely attributable to lower employee-related and consultant costs. On a per unit basis, general and administrative expenses remained flat at $0.10 per Mcfe for the years ended December 31, 2013 and 2012 as a result of decreased production volumes during 2013.

Other Income and Expenses:

Interest Expense.    Interest expense increased to $101.5 million during the period ended December 31, 2013 compared to $88.2 million during the same period in 2012 primarily as a result of higher average borrowings outstanding during the year ended December 31, 2013 and lower amounts of capitalized interest related to unevaluated oil and gas properties that are excluded from amortization. For the years ended December 31, 2013 and 2012, the Company capitalized $2.0 million and $15.0 million, respectively, in interest associated with unevaluated oil and gas properties that are excluded from amortization and actively being evaluated as well as work in process relating to gathering systems that are not currently in service.

Other Expenses.    During the year ended December 31, 2012, the Company recognized contract cancellation expenses of $15.5 million. In response to low natural gas prices, the Company reduced its drilling rig count to two operated rigs during 2012.

Deferred Gain on Sale of Liquids Gathering System.    During the year ended December 31, 2013, the Company recognized $10.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012. The net proceeds received for the assets were $224.2 million.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives.    During the year ended December 31, 2013, the Company recognized a loss of $46.8 million compared with a gain of $73.6 million related to commodity derivatives during the year ended December 31, 2012. Of this total, the Company recognized $20.9 million related to realized loss on commodity derivatives as compared to $304.0 million related to realized gain during the year ended December 31, 2012. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $25.9 million unrealized loss on commodity derivatives at December 31, 2013 as compared to a $230.4 million unrealized loss on commodity derivatives at December 31, 2012. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments.

Income (Loss) from Continuing Operations:

Pretax Income (Loss).    The Company recognized income before income taxes of $234.2 million for the year ended December 31, 2013 compared with loss before income taxes of $2.9 billion for the same period in 2012. The increase in earnings is primarily related to the non-cash ceiling test and other impairments during 2012, decreased DD&A expense in 2013 as a result of a lower depletable base, and higher natural gas prices partially offset by lower realized gains on commodity derivatives and decreased production during 2013.

Income Taxes.    As a result of the tax effect of the non-cash ceiling test and other impairments, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset during the quarter ended June 30, 2012. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $363.4 million as of December 31, 2013. This valuation allowance may be reversed in future periods against future taxable income. The income tax benefit recognized for the year ended December 31, 2013 was $3.6 million compared with an income tax benefit of $700.2 million for the year ended December 31, 2012.

Net Income (Loss).    For the year ended December 31, 2013, the Company recognized net income of $237.8 million or $1.54 per diluted share as compared with net loss of $2.2 billion or ($14.24) per diluted share for the same period in 2012. The increase in earnings is primarily related to the non-cash ceiling test and other impairments during 2012, decreased DD&A expense in 2013 as a result of a lower depletable base, and higher natural gas prices partially offset by lower realized gains on commodity derivatives and decreased production during 2013.

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

LOE increased to $64.5 million for the year ended December 31, 2012 compared to $51.8 million during the same period in 2011 primarily due to increased well counts resulting from the Company’s drilling program. On a unit of production basis, LOE costs increased to $0.25 per Mcfe at December 31, 2012 compared to $0.21 per Mcfe at December 31, 2011 as a result of higher lease operating expense on non-operated wells in Pennsylvania.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2013, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. In addition, the Company completed the issuance of $450.0 million of senior notes in December 2013 to finance a portion of the purchase price of the Uinta Basin acquisition (See Note 5). The Company participated in 152 wells that were drilled to total depth and cased during 2013. For the year ended December 31, 2013, capital expenditures, excluding the Uinta Basin acquisition of $649.8 million, were $377.0 million ($370.7 million related to oil and gas exploration and development expenditures, $5.5 million related to gathering system expenditures and $0.8 million related to other property costs).

At December 31, 2013, the Company reported a cash position of $10.7 million compared to $12.9 million at December 31, 2012. Working capital deficit at December 31, 2013 was $278.8 million compared to a deficit of $388.2 million at December 31, 2012. At December 31, 2013, the Company had $460.0 million in outstanding borrowings and $540.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $2.0 billion outstanding in senior notes (See Note 5). Other long-term obligations of $91.9 million at December 31, 2013 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital investment program for 2014, which is currently projected to be approximately $560.0 million. Of the $560.0 million budget, the Company plans to allocate approximately 92% to exploration and development related expenditures and the remainder to gathering and infrastructure and other.

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With the majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At December 31, 2013, the Company had $460.0 million in outstanding borrowings and $540.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus a margin based on a grid of Ultra Resources, Inc.’s consolidated leverage ratio (125 basis points as of December 31, 2013) or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of December 31, 2013). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as Ultra Resources, Inc.’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of Ultra Resources, Inc.’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2013, the Company was in compliance with all of its debt covenants under the Credit Agreement. (See Note 5).

Ultra Resources, Inc. Senior Notes:    The Company’s subsidiary, Ultra Resources, Inc., has outstanding Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2013, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 5).

Ultra Petroleum Corp. Senior Notes:    On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“Notes”). The Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the Notes at the following prices expressed as a percentage of principal amount of the Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the Notes contain events of default customary for a senior note financing. At December 31, 2013, the Company was in compliance with all of its debt covenants under the Notes. (See Note 5).

Operating Activities.    During the year ended December 31, 2013, net cash provided by operating activities was $472.6 million, a 28% decrease from $654.8 million for the same period in 2012. The decrease in net cash provided by operating activities was largely attributable to decreased realized prices, including realized gains and losses on commodity derivatives, and decreased production during the year ended December 31, 2013 as compared to the same period in 2012.

Investing Activities.    During the year ended December 31, 2013, net cash used in investing activities was $1.1 billion as compared to $577.2 million for the same period in 2012. The increase in net cash used in investing activities is largely related to acquisition costs of $649.8 million associated with the Uinta Basin acquisition and proceeds from the sale of the LGS during December 2012. This increase is partially offset by decreased capital investments associated with the Company’s drilling activities in 2013 as compared to 2012.

Financing Activities.    During the year ended December 31, 2013, net cash provided by financing activities was $618.6 million as compared to net cash used in financing activities of $76.0 million for the same period in 2012. The change in cash provided by net financing activities is primarily due to increased borrowings during 2013 as compared to 2012, primarily related to the Uinta Basin acquisition.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In 2013, we maintained our low cost structure which contributes to our long-term favorable returns and growth profile.

Although our net cash provided by operating activities was negatively affected by reduced natural gas prices, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash, will provide sufficient liquidity to fund our capital investments and operations over the next twelve months. We continue to monitor and evaluate the impact of reduced commodity prices in order to determine the appropriate size and nature of our capital investment program.

We expect to rely on our available cash, our existing credit facility and the cash generated from operations to meet our obligations. While we continue to monitor the overall health of the credit markets, a renewed, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt (See Note 5)	$2,470,000	$—	$622,000	$766,000	$1,082,000
Interest payments	691,090	124,322	232,189	183,498	151,081
Transportation contract (REX)(1)	569,732	100,923	202,122	201,845	64,842
Operating lease — Liquids Gathering System	283,834	20,306	40,667	40,611	182,250
Drilling contracts	56,452	35,852	20,600	—	—
Office space lease	2,202	796	614	608	184

Total contractual obligations	$4,073,310	$282,199	$1,118,192	$1,192,562	$1,480,357

(1)	The Company’s average net interest in payments related to REX transportation charges is approximately 80%.

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

Operating lease.    During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Lease Agreement”) relating to the use of the LGS. The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index, which is 1.53% at January 1, 2014) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease.

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

Drilling contracts.    As of December 31, 2013, the Company had committed to drilling obligations that will continue into 2016. The commitments expire in 2016 and were entered into to fulfill the Company’s drilling program initiatives.

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $2.2 million at December 31, 2013 ($0.8 million in 2014; $0.6 million in 2015 through 2016; $0.6 million in 2017 through 2018 and $0.2 million in 2019).

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

Commodity Derivative Contracts:    At December 31, 2013, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price. The reference prices of these commodity derivative contracts are typically referenced to an index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - December 31, 2013
					Asset/(Liability)
Swap	NYMEX	Jan — Mar 2014	50,000	$4.38	$458
Swap	NYMEX	Apr — Oct 2014	480,000	$3.90	$(24,383)
Swap	NYMEX	Dec 2014	50,000	$4.39	$121

Crude Oil:

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/Bbl	Fair Value - December 31, 2013
					(Liability)
Swap	NYMEX — WTI	Jan — Dec 2014	2,458	$93.23	$(2,072)

Subsequent to December 31, 2013 and through February 11, 2014, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price:

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU
Swap	NYMEX	Feb — Mar 2014	100,000	$4.39
Swap	NYMEX	Nov — Dec 2014	60,164	$4.34

Crude Oil:

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/ Bbl
Swap	NYMEX — WTI	Feb — Dec 2014	1,000	$90.03

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Commodity Derivatives:	2013	2012	2011
Realized (loss) gain on commodity derivatives-natural gas(1)	$(20,552)	$303,966	$213,349
Realized (loss) on commodity derivatives-crude oil(1)	(326)	—	—
Unrealized (loss) on commodity derivatives(1)	(25,876)	(230,385)	100,383

Total (loss) gain on commodity derivatives	$(46,754)	$73,581	$313,732

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

Item 8. Financial	Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultra Petroleum Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Ultra Petroleum Corp. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2014

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$824,266	$695,733	$982,413
Oil sales	109,138	114,241	119,383

Total operating revenues	933,404	809,974	1,101,796
Expenses:
Lease operating expenses	68,106	63,823	51,758
Liquids gathering system operating lease expense	20,000	645	—
Production taxes	72,398	60,757	97,094
Gathering fees	52,074	59,004	56,511
Transportation charges	82,797	84,470	64,243
Depletion, depreciation and amortization	243,390	388,985	346,394
Ceiling test and other impairments	—	2,972,464	—
General and administrative	22,373	25,104	26,032

Total operating expenses	561,138	3,655,252	642,032
Operating income (loss)	372,266	(2,845,278)	459,764
Other income (expense), net:
Interest expense	(101,486)	(88,180)	(63,156)
(Loss) gain on commodity derivatives	(46,754)	73,581	313,732
Deferred gain on sale of liquids gathering system	10,553	—	—
Contract cancellation fees	—	(15,469)	—
Other (expense) income, net	(357)	(1,765)	532

Total other (expense) income, net	(138,044)	(31,833)	251,108
Income (loss) before income tax (benefit) provision	234,222	(2,877,111)	710,872
Income tax (benefit) provision	(3,616)	(700,213)	257,670

Net income (loss)	$237,838	$(2,176,898)	$453,202

Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic	$1.55	$(14.24)	$2.97

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted	$1.54	$(14.24)	$2.94

Weighted average common shares outstanding — basic	152,963	152,845	152,754

Weighted average common shares outstanding — fully diluted	154,426	152,845	154,336

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Michael J. Keeffe
Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Amounts in thousands of U. S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$10,664	$12,921
Restricted cash	119	121
Oil and gas revenue receivable	84,095	81,143
Joint interest billing and other receivables	17,725	26,712
Derivative assets	1,415	—
Other current assets	14,613	4,951

Total current assets	128,631	125,848
Oil and gas properties, net, using the full cost method of accounting:
Proven	2,008,538	1,657,500
Unproven properties not being amortized	413,073	—
Property, plant and equipment	216,909	212,372
Deferred income taxes	6	—
Deferred financing costs and other	18,162	11,625

Total assets	$2,785,319	$2,007,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,806	$67,489
Accrued liabilities	79,811	121,124
Production taxes payable	40,538	47,745
Interest payable	31,865	30,093
Derivative liabilities	27,291	—
Capital cost accrual	173,165	247,641

Total current liabilities	407,476	514,092
Long-term debt	2,470,000	1,837,000
Deferred gain on sale of liquids gathering system	147,401	158,082
Other long-term obligations	91,932	76,038
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding shares — 152,990,123 and 152,929,907, at December 31, 2013 and 2012, respectively	487,273	474,016
Treasury stock	(1,961)	(13)
Retained (loss)	(816,802)	(1,051,870)

Total shareholders’ (deficit)	(331,490)	(577,867)

Total liabilities and shareholders’ equity	$2,785,319	$2,007,345

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2010	152,568	$426,779	$712,197	$—	$1,138,976
Stock options exercised	672	9,928	—	—	9,928
Employee stock plan grants	150	—	—	700	700
Shares re-issued from treasury	—	(686)	(4,531)	5,217	—
Shares repurchased	(588)	—	—	(20,868)	(20,868)
Net share settlements	(325)	—	(15,429)	—	(15,429)
Fair value of employee stock plan grants	—	20,988	—	—	20,988
Excess tax benefit on stock based compensation	—	6,212	—	—	6,212
Net income		—	453,202	—	453,202

Balances at December 31, 2011	152,477	$463,221	$1,145,439	$(14,951)	$1,593,709

Stock options exercised	34	632	—	—	632
Employee stock plan grants	708	613	—	—	613
Shares repurchased	(50)	—	—	(1,100)	(1,100)
Shares re-issued from treasury	—	(1,245)	(14,793)	16,038	—
Net share settlements	(239)	—	(5,618)	—	(5,618)
Fair value of employee stock plan grants	—	15,222	—	—	15,222
(Reduction in) tax benefit on stock based compensation	—	(4,427)	—	—	(4,427)
Net (loss)	—	—	(2,176,898)	—	(2,176,898)

Balances at December 31, 2012	152,930	$474,016	$(1,051,870)	$(13)	$(577,867)

Stock options exercised	1	11	—	—	11
Employee stock plan grants	347	700	—	—	700
Shares repurchased	(165)	—	—	(3,311)	(3,311)
Shares re-issued from treasury	—	(711)	(652)	1,363	—
Net share settlements	(122)	—	(2,118)	—	(2,118)
Fair value of employee stock plan grants	—	13,257	—	—	13,257
Net income	—	—	237,838	—	237,838

Balances at December 31, 2013	152,991	$487,273	$(816,802)	$(1,961)	$(331,490)

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):	(Amounts in thousands of U.S. dollars)
Operating activities:
Net income (loss) for the period	$237,838	$(2,176,898)	$453,202
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	243,390	388,985	346,394
Ceiling test and other impairments	—	2,972,464	—
Deferred and current non-cash income taxes	(6)	(712,576)	251,206
Unrealized loss (gain) on commodity derivatives	25,876	230,385	(100,383)
Deferred gain on sale of liquids gathering system	(10,553)	—	—
Reduction in/(excess) tax benefit from stock based compensation	—	4,427	(6,212)
Stock compensation	9,767	10,756	13,919
Other	2,252	3,667	1,495
Net changes in operating assets and liabilities:
Restricted cash	2	—	(23)
Accounts receivable	16,565	62,758	(26,910)
Other current assets	1,180	1,740	(4,993)
Other non-current assets	277	284	—
Accounts payable	(1,400)	(37,964)	(15,567)
Accrued liabilities	(32,904)	(77,633)	101,646
Production taxes payable	(7,207)	(14,372)	8,735
Interest payable	1,772	(213)	3,428
Other long-term obligations	3,296	(9,031)	433
Current taxes payable/receivable	(17,507)	8,046	6,922

Net cash provided by operating activities	472,638	654,825	1,033,292

Investing Activities:
Acquisition of oil and gas properties	(649,801)	—	—
Oil and gas property expenditures	(370,662)	(708,017)	(1,435,611)
Gathering system expenditures	(5,510)	(127,149)	(83,996)
Proceeds from sale of oil and gas properties	—	—	5,821
Proceeds from sale of liquids gathering system (See Note 4)	(129)	203,046	—
Proceeds from sale of marketable securities (See Note 4)	—	21,235	—
Change in capital cost accrual	(65,975)	38,338	125,261
Inventory	(627)	(374)	1,595
Purchase of property, plant and equipment	(815)	(4,302)	(21,865)

Net cash used in investing activities	(1,093,519)	(577,223)	(1,408,795)

Financing activities:
Borrowings on long-term debt	1,006,000	852,000	1,257,000
Payments on long-term debt	(823,000)	(918,000)	(914,000)
Proceeds from issuance of Senior Notes	450,000	—	—
Deferred financing costs	(8,958)	—	(6,866)
Repurchased shares/net share settlements	(5,429)	(6,718)	(36,298)
(Reduction in)/excess tax benefit from stock based compensation	—	(4,427)	6,212
Proceeds from exercise of options	11	1,157	9,928

Net cash (used in) provided by financing activities	618,624	(75,988)	315,976

(Decrease) increase in cash during the period	(2,257)	1,614	(59,527)
Cash and cash equivalents, beginning of period	12,921	11,307	70,834

Cash and cash equivalents, end of period	$10,664	$12,921	$11,307

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$99,542	$101,237	$88,964
Income taxes	$13,843	$4,379	$7,260

Non-cash investing activities — oil and gas properties	$12,651	$—	$—

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in this Report on Form 10-K are expressed in thousands of U.S. dollars (except per share data), unless otherwise noted).

Ultra Petroleum Corp. (the “Company”) is an independent oil and natural gas company engaged in the acquisition, exploration, development, and production of oil and natural gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are in the Green River Basin of southwest Wyoming, the north-central Pennsylvania area of the Appalachian Basin and in the Uinta Basin in northeast Utah.

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

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2013 or 2011.

(f) Inventories:    At December 31, 2013, inventory of $5.2 million primarily includes the cost of pipe and production equipment that will be utilized during the 2014 drilling program and crude oil inventory. Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. The Company uses the weighted average method of recording its materials and supplies inventory. Crude oil inventory is valued at the Company’s average sales price for the respective month.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the tax effect of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. The Company has recorded a full valuation allowance against its net deferred tax asset balance of $363.4 million as of December 31, 2013. This valuation allowance may be reversed in future periods against future income.

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

The following table provides a reconciliation of components of basic and diluted net income (loss) per common share:

	December 31,
	2013	2012	2011
Net income (loss)	$237,838	$(2,176,898)	$453,202

Weighted average common shares outstanding during the period	152,963	152,845	152,754
Effect of dilutive instruments	1,463	— (1)	1,582

Weighted average common shares outstanding during the period including the effects of dilutive instruments	154,426	152,845	154,336

Net income (loss) per common share — basic	$1.55	$(14.24)	$2.97

Net income (loss) per common share — fully diluted	$1.54	$(14.24)	$2.94

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,406	— (1)	1,030

(1)	Due to the net loss for the year ended December 31, 2012, 1.9 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of loss per share.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(n) Revenue recognition:    The Company generally sells natural gas and condensate under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. The Company records a receivable or a liability to the extent it receives less or more than its share of the volumes and related revenue. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2013 and 2012, the Company had a net natural gas imbalance liability of $3.3 million and $2.1 million, respectively.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2013	2012
Asset retirement obligations at beginning of period	$60,814	$42,052
Accretion expense	5,171	4,922
Liabilities incurred	7,730	13,638
Liabilities settled	(2,334)	(1,182)
Revisions of estimated liabilities	1,426	1,384

Asset retirement obligations at end of period	72,807	60,814
Less: current asset retirement obligations	(96)	(702)

Long-term asset retirement obligations	$72,711	$60,112

3.    OIL AND GAS PROPERTIES:

	December 31, 2013	December 31, 2012
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs(3)	$7,817,374	$7,235,765
Less: Accumulated depletion, depreciation and amortization(1)	(5,808,836)	(5,578,265)

	2,008,538	1,657,500
Unproven Properties:
Acquisition and exploration costs not being amortized(2), (3)	413,073	—

Net capitalized costs — oil and gas properties	$2,421,611	$1,657,500

On a unit basis, DD&A from continuing operations was $1.05, $1.51 and $1.41 per Mcfe for the years ended December 31, 2013, 2012 and 2011, respectively.

(1)

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2013.

(2)

Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the years ended December 31, 2013 and 2012, total interest on outstanding debt was $103.5 million and $103.2 million, respectively, of which $2.0 million and $15.0 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service.

(3)

On December 12, 2013 the Company, through its subsidiary, UPL Three Rivers Holdings, LLC, closed on the acquisition of crude oil assets (the “Assets”) located in Three Rivers Field in Uintah County, Utah. The acquisition leverages the Company’s technical expertise as the Uinta Basin has similar tight-sand geologic characteristics to the Pinedale Field. The Assets were acquired at a contract price, prior to adjustments, of $652.0 million from Axia Energy, LLC (“Axia”) and consist of producing wells, undeveloped acreage and water and gas gathering assets. A purchase and sale agreement was executed between the parties on October 18, 2013 with an effective date of October 1, 2013. The acquisition was financed through the issuance of $450.0 million of senior notes (See Note 5) and the remainder under the Company’s credit facility.

The transaction was accounted for as a business combination and the net purchase price was allocated to oil and gas properties ($640.6 million), acquired working capital ($4.5 million), gas and water gathering systems ($4.7 million), oil inventory ($1.7 million) and asset retirement obligations ($1.7 million). Since December 12, 2013, the Company has recognized $4.2 million and $3.4 million in revenues and revenues less direct operating expenses, respectively, in the Consolidated Statements of Operations.

Had the Company owned the Assets for the year ended December 31, 2013, it would have recognized unaudited pro forma revenues of $979.6 million and unaudited pro forma net earnings of $248.3 million. Had the Company owned the Assets for the year ended December 31, 2012, it would have recognized unaudited pro forma revenues of $814.6 million and an audited pro forma a net loss of $2.2 billion. The unaudited pro forma consolidated results reflect pro forma adjustments to recognize the issuance of $450.0 million in senior notes (See Note 5) and the associated interest expense; interest expense associated with the portion of debt incurred under the Company’s Credit Agreement to fund the purchase price; calculate the estimated incremental depreciation, depletion and amortization expense, using the units of production method, related to the purchase of the Assets and the accretion expense associated with the asset retirement obligation. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the business combination been completed on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project future results of operations of the combined company.

Unproven Properties

The Company holds interests in domestic projects in which costs related to these interests are not being depleted pending determination of existence of estimated proved reserves. The Company will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

	Total	2013	2012	2011	Prior
Acquisition costs	$419,700	$419,700	$(481,689)	$24,583	$457,106
Exploration costs	(7,881)	(7,881)	(9,962)	198	9,764
Capitalized interest	1,254	1,254	(45,875)	26,498	19,377

Unproven properties	$413,073	$413,073	$(537,526)	$51,279	$486,247

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2013			2012
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Gathering systems(1), (2)	$294,356	$(105,246)	$189,110	$183,567
Computer equipment	2,726	(1,834)	892	1,000
Office equipment	431	(390)	41	80
Leasehold improvements	450	(314)	136	199
Land	22,359	—	22,359	22,359
Other	11,591	(7,220)	4,371	5,167

Property, plant and equipment, net	$331,913	$(115,004)	$216,909	$212,372

(1)

The Company recognized impairments of $92.5 million during the year ended December 31, 2012 related to the decline in fair value as defined in FASB ASC 820 as a result of forecast decreased throughput volumes on its gathering facilities in Pennsylvania due to the decline in commodity prices.

(2)

During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming for net cash proceeds of $203.0 million and additional consideration of $23.0 million in the form of marketable securities which were sold during December 2012 for net cash proceeds of $21.2 million.

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

5.    LONG-TERM LIABILITIES:

	December 31, 2013	December 31, 2012
Bank indebtedness	$460,000	$277,000
Senior notes	2,010,000	1,560,000
Other long-term obligations	91,932	76,038

	$2,561,932	$1,913,038

Aggregate maturities of debt at December 31, 2013:
2014	2015	2016	2017	2018	Beyond 5 years	Total
$—	$100,000	$522,000	$116,000	$650,000	$1,082,000	$2,470,000

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the consent of lenders who are willing to increase their loan

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With the majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At December 31, 2013, the Company had $460.0 million in outstanding borrowings and $540.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus a margin based on a grid of Ultra Resources, Inc.’s consolidated leverage ratio (125 basis points as of December 31, 2013) or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of December 31, 2013). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2013, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes:    The Company’s Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time and are subject to representations, warranties, covenants and events of default customary for a senior note financing. At December 31, 2013, the Company was in compliance with all of its debt covenants under the Senior Notes.

Ultra Petroleum Corp. Senior Notes:    On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“Notes”). The Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the Notes at the following prices expressed as a percentage of principal amount of the Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the Notes contain events of default customary for a senior note financing. At December 31, 2013, the Company was in compliance with all of its debt covenants under the Notes.

Other long-term obligations:    These costs primarily relate to the long-term portion of production taxes payable and our asset retirement obligations.

6.    SHARE BASED COMPENSATION:

The Company sponsors a share based compensation plan: the 2005 Stock Incentive Plan (the “2005 Plan”). The plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Valuation and Expense Information

	Year Ended December 31,
	2013	2012	2011
Total cost of share-based payment plans	$13,957	$15,835	$21,688
Amounts capitalized in oil and gas properties and equipment	$4,190	$5,079	$7,769
Amounts charged against income, before income tax benefit	$9,767	$10,756	$13,919
Amount of related income tax benefit recognized in income before valuation allowance	$4,083	$4,463	$4,997

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
	(000’s)		(000’s)
Equity compensation plans approved by security holders	1,246	$48.49	2,829
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,246	$48.49	2,829

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three year period ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price (US$)
	(000’s)
Balance, December 31, 2010	2,230	$3.91	to	$98.87

Forfeited	(99)	$51.60	to	$75.18
Exercised	(672)	$3.91	to	$33.57

Balance, December 31, 2011	1,459	$16.97	to	$98.87

Forfeited	(68)	$25.08	to	$75.18
Exercised	(34)	$16.97	to	$19.18

Balance, December 31, 2012	1,357	$16.97	to	$98.87

Forfeited	(110)	$25.68	to	$75.18
Exercised	(1)	$16.97	to	$16.97

Balance, December 31, 2013	1,246	$16.97	to	$98.87

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(000’s)	(Years)
$16.97 - $16.97	39	0.32	$16.97	$184
$25.68 - $55.58	566	1.60	$38.68	$—
$50.15 - $65.04	143	2.51	$57.76	$—
$49.05 - $62.23	318	3.27	$53.49	$—
$51.14 - $98.87	180	4.43	$70.08	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.65 per share on December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2013 was 39,350 options.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2013	2012	2011
Non-vested share options at beginning of year	$—	$—	$30.72
Options vested during the year	$—	$—	$30.73
Options forfeited during the year	$25.44	$27.05	$25.80

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options that vested during the year ended December 31, 2011 was $9.8 million. As of December 31, 2011, all options fully vested; therefore, no options vested during the years ended December 31, 2013 and 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was immaterial, $0.3 million and $21.5 million, respectively.

At December 31, 2013, there was no unrecognized compensation cost related to non-vested, employee stock options as all options fully vested as of December 31, 2011.

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

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary to derive a Long Term Incentive Value as a “target” value which corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the 2011, 2012 and 2013 LTIP awards, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth.

For the year ended December 31, 2013, the Company recognized $6.9 million in pre-tax compensation expense related to the 2011, 2012 and 2013 LTIP awards of restricted stock units. For the year ended December 31, 2012, the Company recognized $7.9 million in pre-tax compensation expense related to the 2010, 2011 and 2012 LTIP awards of restricted stock units. For the year ended December 31, 2011, the Company recognized $10.7 million in pre-tax compensation expense related to the 2009, 2010 and 2011 LTIP awards of restricted stock units. The amounts recognized during the year ended December 31, 2013 assumes that target performance objectives are attained for the 2011 LTIP and maximum performance objectives are attained under the 2012 LTIP and 2013 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at December 31, 2013, for each of the three year performance periods is expected to be approximately $8.5 million, $12.7 million, and $15.5 million related to the 2011, 2012 and 2013 LTIP awards of restricted stock units, respectively. The 2010 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2013 and totaled $11.7 million (153,511 net shares).

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commodity Derivative Contracts:    At December 31, 2013, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price. The reference prices of these commodity derivative contracts are typically referenced to an index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/ MMBTU	Fair Value - December 31, 2013
					Asset/(Liability)
Swap	NYMEX	Jan — Mar 2014	50,000	$4.38	$458
Swap	NYMEX	Apr — Oct 2014	480,000	$3.90	$(24,383)
Swap	NYMEX	Dec 2014	50,000	$4.39	$121

Crude Oil:

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/ Bbl	Fair Value - December 31, 2013
					(Liability)
Swap	NYMEX — WTI	Jan — Dec 2014	2,458	$93.23	$(2,072)

Subsequent to December 31, 2013 and through February 11, 2014, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price:

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/ MMBTU
Swap	NYMEX	Feb — Mar 2014	100,000	$4.39
Swap	NYMEX	Nov — Dec 2014	60,164	$4.34

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Crude Oil:

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/Bbl
Swap	NYMEX — WTI	Feb — Dec 2014	1,000	$90.03

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Commodity Derivatives:	2013	2012	2011
Realized (loss) gain on commodity derivatives-natural gas(1)	$(20,552)	$303,966	$213,349
Realized (loss) on commodity derivatives-crude oil(1)	(326)	—	—
Unrealized (loss) on commodity derivatives(1)	(25,876)	(230,385)	100,383

Total (loss) gain on commodity derivatives	$(46,754)	$73,581	$313,732

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$1,415	$—	$1,415
Liabilities:
Current derivative liability	$—	$27,291	$—	$27,291

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

	December 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-Term Debt:
5.45% Notes due 2015, issued 2008	$100,000	$105,913	$100,000	$107,801
7.31% Notes due 2016, issued 2009	62,000	70,228	62,000	72,046
4.98% Notes due 2017, issued 2010	116,000	126,342	116,000	127,109
5.92% Notes due 2018, issued 2008	200,000	226,127	200,000	230,062
5.75% Notes due 2018, issued 2013	450,000	466,946	—	—
7.77% Notes due 2019, issued 2009	173,000	211,877	173,000	219,045
5.50% Notes due 2020, issued 2010	207,000	229,068	207,000	234,552
4.51% Notes due 2020, issued 2010	315,000	323,732	315,000	331,329
5.60% Notes due 2022, issued 2010	87,000	95,736	87,000	98,526
4.66% Notes due 2022, issued 2010	35,000	35,494	35,000	36,361
5.85% Notes due 2025, issued 2010	90,000	99,142	90,000	102,096
4.91% Notes due 2025, issued 2010	175,000	175,744	175,000	179,677
Credit Facility	460,000	460,000	277,000	277,000

	$2,470,000	$2,626,349	$1,837,000	$2,015,604

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    INCOME TAXES:

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$210,580	$(2,892,207)	$689,754
Foreign	23,642	15,096	21,118

Total	$234,222	$(2,877,111)	$710,872

The consolidated income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Current tax:
U.S. federal, state and local	$(8,491)	$9,037	$952
Foreign	4,881	3,326	5,512
(Reduction in) current tax benefit on stock based compensation:
U.S. federal, state and local	—	(4,427)	6,212

Total current tax expense (benefit)	(3,610)	7,936	12,676
Deferred tax:
U.S. federal, state and local	—	(708,160)	245,005
Foreign	(6)	11	(11)

Total deferred tax expense (benefit)	(6)	(708,149)	244,994

Total income tax (benefit) provision	$(3,616)	$(700,213)	$257,670

The income tax provision (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Income tax provision (benefit) computed at the U.S. statutory rate	$81,978	$(1,006,989)	$248,805
State income tax provision (benefit) net of federal benefit	1,329	(136,112)	6,329
Valuation allowance	(81,923)	446,148	—
Tax effect of rate change	(2,871)	1,358	4,228
Other, net	(2,129)	(4,618)	(1,692)

	$(3,616)	$(700,213)	$257,670

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities from continuing operations are as follows:

	December 31,
	2013	2012
Deferred tax assets — current:
Derivative instruments, net	$9,636	$—
Incentive compensation/other, net	7,641	6,468

	17,277	6,468

Valuation allowance	(16,778)	(6,468)

Net deferred tax assets — current	$499	$—

Deferred tax liabilities — current:
Derivative instruments, net	$499	$—

Net deferred tax liabilities — current	$499	$—

Deferred tax assets — non-current:
Property and equipment	158,216	350,978
Deferred gain	52,045	55,329
U.S. federal tax credit carryforwards	16,254	4,870
Net operating loss carryforwards	108,048	17,755
Incentive compensation/other, net	13,007	15,104

	347,570	444,036
Valuation allowance	(346,596)	(443,300)

Net deferred tax assets — non-current	$974	$736

Deferred tax liabilities — non-current:
Other	968	736

Net non-current tax liabilities	$968	$736

Net non-current tax asset	$6	$—

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

As a result of the ceiling test and other impairments recorded during the year ended December 31, 2012, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset. At December 31, 2013 and 2012, the Company recorded a full valuation allowance against its net deferred tax asset balance of $363.4 million and $449.8 million, respectively. Some or all of this valuation allowance may be reversed in future periods against future income. The Company’s valuation allowance changed by $86.4 million from December 31, 2012 to December 31, 2013. Of this amount, $81.9 million reduced the Company’s current year deferred tax expense, and $4.5 million was reflected through shareholders’ equity.

As of December 31, 2013, the Company had approximately $14.1 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. Federal income taxes. These AMT credits do not

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire and can be carried forward indefinitely. The Company has $0.5 million of general business credits available to offset U.S. federal income taxes. These general business credits expire in 2032. In addition, the Company has $1.7 million of foreign tax credit carryforwards, none of which expire prior to 2017.

The Company generated a U.S. federal tax loss of $262.4 million for the year ended December 31, 2013. Of this loss, $58.0 million was carried back to offset taxable income generated in prior tax years. An income tax receivable of $8.0 million has been recorded at December 31, 2013 and is reflected as a reduction in current year income tax expense in the Consolidated Statements of Operations. The remaining U.S. federal tax net operating loss of $204.4 million will be carried forward to offset taxable income generated in future years, and if unutilized, will expire in 2033. The Company has Pennsylvania state tax net operating loss carry forwards of $545.1 million which will expire between 2031 and 2033. The Company has immaterial state tax net operating loss carry forwards in other jurisdictions, none of which expire prior to 2020.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2013.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not incurred any interest or penalties associated with unrecognized tax benefits.

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and international jurisdictions. The income tax year 2010 has been audited by the Internal Revenue Service resulting in no material changes to the Company’s taxes. With certain exceptions, including previous audited tax years, the income tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions in which the Company has business activity.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. Accordingly, no provision for Canadian income taxes and/or withholding taxes has been provided thereon.

10.    EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer 100% of their compensation, subject to limitations. The Company matches all of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $1.6 million, $1.8 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequently, the Company entered into agreements to secure an additional capacity of 50 MMMBtu per day on the REX pipeline system, beginning in January 2012 through December 2018. This additional capacity provides the Company with the ability to move additional volumes from its producing wells in Wyoming to markets in the eastern U.S.

The Company currently projects that demand charges related to the remaining term of the contract will total approximately $569.7 million.

Operating lease.    During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Lease Agreement”) relating to the use of the LGS. The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. The Company currently projects that lease payments related to the Lease Agreement will total approximately $283.8 million.

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

Drilling contracts.    As of December 31, 2013, the Company had committed to drilling obligations totaling $56.5 million ($35.9 million due in 2014, $20.6 million due in 2015 through 2016). The commitments expire in 2016 and were entered into to fulfill the Company’s drilling program initiatives.

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $2.2 million at December 31, 2013 ($0.8 million in 2014; $0.6 million in 2015 through 2016; $0.6 million in 2017 through 2018 and $0.2 million in 2019).

During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense associated with its office leases in the amount of $1.0 million, $1.0 million, and $0.9 million, respectively.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or oil sales, nor derivative settlements at December 31, 2013.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2013, the Company had no single customer that represented 10% or more of its total revenues.

13.    SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to December 31, 2013 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

14.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$225,626	$261,376	$221,205	$225,197	$933,404
(Loss) gain on commodity derivatives	(44,715)	22,091	2,074	(26,204)	(46,754)
Expenses from continuing operations	139,994	143,002	136,389	141,753	561,138
Interest expense	25,764	25,238	25,174	25,310	101,486
Other income (expense), net	2,648	2,641	2,575	2,332	10,196

Income before income tax provision (benefit)	17,801	117,868	64,291	34,262	234,222
Income tax provision (benefit)	1,368	1,491	381	(6,856)	(3,616)

Net income	$16,433	$116,377	$63,910	$41,118	$237,838

Net income per common share — basic	$0.11	$0.76	$0.42	$0.27	$1.55

Net income per common share — fully diluted	$0.11	$0.75	$0.41	$0.27	$1.54

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$226,143	$170,270	$196,375	$217,186	$809,974
Gain (loss) on commodity derivatives	120,283	(33,287)	(9,896)	(3,519)	73,581
Expenses from continuing operations	193,539	186,064	156,503	146,682	682,788
Ceiling test and other impairments	—	1,869,136	606,827	496,501	2,972,464
Interest expense	18,298	18,748	25,369	25,765	88,180
Contract cancellation fees	4,846	4,666	(291)	6,248	15,469
Other income (expense), net	8	7	(42)	(1,738)	(1,765)

Income (loss) before income tax provision (benefit)	129,751	(1,941,624)	(601,971)	(463,267)	(2,877,111)
Income tax provision (benefit)	45,489	(754,642)	175	8,765	(700,213)

Net income (loss)	$84,262	$(1,186,982)	$(602,146)	$(472,032)	$(2,176,898)

Net income (loss) per common share — basic	$0.55	$(7.76)	$(3.94)	$(3.09)	$(14.24)

Net income (loss) per common share — fully diluted	$0.55	$(7.76)	$(3.94)	$(3.09)	$(14.24)

15.    DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with FASB ASC Topic 932, Oil and Gas Reserve Estimation and Disclosures:

A.    OIL AND GAS RESERVES:

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor and Master of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 19 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

The estimates of proved reserves and future net revenue as of December 31, 2013, are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The determination of oil and natural gas reserves is complex and highly interpretive. Assumptions used to estimate reserve information may significantly increase or decrease such reserves in future periods. The estimates of reserves are subject to continuing changes and, therefore, an accurate determination of reserves may not be

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets in Wyoming and Pennsylvania for the year ended December 31, 2013 in this annual report. This independent analysis conducted by NSAI represents more than 98% of the Company’s proved reserves. Our internal professional staff works closely with our independent engineers, NSAI, to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. The report of NSAI is included as an Exhibit to this annual report.

The majority of the reserve estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Robert C. Barg and Mr. Phillip R. Hodgson. Mr. Barg has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Barg is a Licensed Professional Engineer in the State of Texas (No. 71658) and has over 30 years of practical experience in petroleum engineering, with over 24 years’ experience in the estimation and evaluation of reserves. He graduated from Purdue University in 1983 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Hodgson has been practicing consulting petroleum geology at NSAI since 1998. Mr. Hodgson is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 1314) and has over 29 years of practical experience in petroleum geosciences, with over 15 years’ experience in the estimation and evaluation of reserves. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The Company closed on its acquisition of assets in Utah on December 12, 2013. Due to the timing of this acquisition relative to the timing of preparing annual corporate reserves, the Company’s Reservoir Engineering Department prepared the proved reserve estimates for its Utah assets. The proved reserve estimates were estimated in accordance with the Company’s internal controls and SEC regulations. Furthermore, the reserves estimated for the Utah assets are limited to proved developed wells as of December 31, 2013 and represent less than 2% of the proved reserves disclosed in this report.

Since January 1, 2013, no crude oil or natural gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited tables as of December 31, 2013, 2012, and 2011 reflect estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2013, 2012 and 2011. All such reserves are located in the Green River Basin in Wyoming, the Appalachian Basin of Pennsylvania and the Uinta Basin in Utah.

B.    ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil (MBbls)	Natural Gas (MMcf)
Reserves, December 31, 2010	31,684	4,200,155
Extensions, discoveries and additions	7,425	1,452,122
Production	(1,408)	(236,832)
Revisions	(4,620)	(636,891)

Reserves, December 31, 2011	33,081	4,778,554

Extensions, discoveries and additions	5,435	819,896
Production	(1,282)	(249,310)
Revisions	(19,097)	(2,382,695)

Reserves, December 31, 2012	18,137	2,966,445

Extensions, discoveries and additions	11,329	1,409,528
Acquistions	10,114	—
Production	(1,196)	(224,912)
Revisions	(4,265)	(741,319)

Reserves, December 31, 2013	34,119	3,409,742

	United States
	Oil (MBbls)	Natural Gas (MMcf)
Proved:
Developed	11,013	1,678,697
Undeveloped	20,671	2,521,458

Total Proved — 2010	31,684	4,200,155

Developed	11,794	1,973,391
Undeveloped	21,287	2,805,163

Total Proved — 2011	33,081	4,778,554

Developed	10,531	1,820,994
Undeveloped	7,606	1,145,451

Total Proved — 2012	18,137	2,966,445

Developed	20,566	1,777,267
Undeveloped	13,553	1,632,475

Total Proved — 2013	34,119	3,409,742

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.    STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved natural gas reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2013, 2012 and 2011 was $3.51, $2.63 and $4.04 per Mcf, respectively, for natural gas and $84.97, $87.85 and $88.19 per barrel, respectively, for oil and condensate, based upon the average of the price in effect on the first day of the month for the preceding twelve month period.

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

	As of December 31,
	2013	2012	2011
Future cash inflows	$14,861,131	$9,380,970	$22,196,913
Future production costs	(4,540,209)	(3,217,771)	(6,113,282)
Future development costs	(2,014,751)	(1,661,394)	(4,294,375)
Future income taxes	(1,897,340)	(733,855)	(3,340,516)

Future net cash flows	6,408,831	3,767,950	8,448,740
Discount at 10%	(3,220,862)	(1,873,633)	(4,652,684)

Standardized measure of discounted future net cash flows	$3,187,969	$1,894,317	$3,796,056

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31,
	2013	2012	2011
Standardized measure, beginning	$1,894,317	$3,796,056	$3,525,568
Net revisions of previous quantity estimates	(1,089,316)	(2,516,159)	(964,987)
Extensions, discoveries and other changes	2,098,644	858,951	2,173,103
Acquisition of reserves	86,196	—	—
Changes in future development costs	(252,992)	952,067	(741,658)
Sales of oil and gas, net of production costs	(720,826)	(625,745)	(896,434)
Net change in prices and production costs	1,204,041	(2,912,698)	108,108
Development costs incurred during the period that reduce future development costs	171,149	316,394	464,880
Accretion of discount	226,326	529,696	499,358
Net changes in production rates and other	145,289	363,788	(338,982)
Net change in income taxes	(574,859)	1,131,967	(32,900)

Aggregate changes	1,293,652	(1,901,739)	270,488

Standardized measure, ending	$3,187,969	$1,894,317	$3,796,056

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

E.    COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2013	2012	2011
United States
Property Acquisitions:
Unproved	$424,540	$47,979	$91,983
Proved	224,410	—	—
Exploration*	184,007	199,569	746,085
Development	186,755	587,618	675,718

Total	$1,019,712	$835,166	$1,513,786

*	Exploration costs (as defined in Regulation S-X) includes costs spent on development of unproved reserves in the Pinedale Field.

F.    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2013	2012	2011
United States
Oil and gas revenue	$933,404	$809,974	$1,101,796
Production expenses	(212,578)	(184,229)	(205,363)
Depletion and depreciation	(243,390)	(388,985)	(346,394)
Ceiling test and other impairments	—	(2,972,464)	—
Income taxes	(2,821)	662,698	(197,464)

Total	$474,615	$(2,073,006)	$352,575

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.    CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2013	2012
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,817,374	$7,235,765
Less: accumulated depletion, depreciation and amortization	(5,808,836)	(5,578,265)

	2,008,538	1,657,500
Unproven Properties:
Acquisition and exploration costs not being amortized	413,073	—

	$2,421,611	$1,657,500

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 43 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2013.

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

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2013.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2013.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2013.

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

10.3

Precedent Agreement between Rockies Express Pipeline LLC, Entrega Gas Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on February 9, 2006).

10.4

Ultra Petroleum Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-132443), filed with the SEC on March 15, 2006).

10.5

Ultra Petroleum Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13278), filed with the SEC on March 15, 2001).

10.6	Ultra Petroleum Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13342) filed with the SEC on April 2, 2001).
10.7

Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.8	Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.9	First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 5, 2009).
10.10

Second Supplement dated January 28, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 28, 2010).

Exhibit Number	Description
10.11	Third Supplement dated October 12, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 12, 2010).
10.12

Sale and Purchase Agreement dated December 18, 2009 between Ultra Resources, Inc. and NCL Appalachian Partners, L.P., Locin Oil Corporation, Lyons Petroleum Reserves, Inc., MC Reserves, Inc., (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on December 23, 2009).

10.13

Sale and Purchase Agreement dated October 18, 2013 between Axia Energy, LLC and UPL Three Rivers Holdings, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on October 24, 2013).

10.14

Purchase Agreement dated December 6, 2013 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed on December 12, 2013).

10.15

Indenture dated December 12, 2013 between Ultra Petroleum Corp., as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed on December 12, 2013).

10.16

Registration Rights Agreement dated December 12, 2013 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 of the Company’s Report of Form 8-K filed on December 12, 2013).

*21.1	Subsidiaries of the Company.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2013.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman of the Board,
Chief Executive Officer, and President

Date: February 25, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 25, 2014

/s/ Marshall D. Smith Marshall D. Smith	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2014

/s/ Garland R. Shaw Garland R. Shaw	Corporate Controller and Vice President (principal accounting officer)	February 25, 2014

/s/ W. Charles Helton W. Charles Helton	Director	February 25, 2014

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 25, 2014

/s/ Roger A. Brown Roger A. Brown	Director	February 25, 2014

/s/ Michael J. Keeffe Michael J. Keeffe	Director	February 25, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
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

10.3

Precedent Agreement between Rockies Express Pipeline LLC, Entrega Gas Pipeline LLC and Ultra Resources, Inc. dated December 19, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on February 9, 2006).

10.4

Ultra Petroleum Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-132443), filed with the SEC on March 15, 2006).

10.5

Ultra Petroleum Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13278), filed with the SEC on March 15, 2001).

10.6	Ultra Petroleum Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-13342) filed with the SEC on April 2, 2001).
10.7

Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.8	Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).
10.9	First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 5, 2009).
10.10

Second Supplement dated January 28, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 28, 2010).

10.11	Third Supplement dated October 12, 2010 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 12, 2010).
10.12

Sale and Purchase Agreement dated December 7, 2012 between Ultra Wyoming, Inc. and Pinedale Corridor, LP and First Amendment to Sale and Purchase Agreement dated December 12, 2012 between Ultra Wyoming, Inc. and Pinedale Corridor, LP.

10.13

Sale and Purchase Agreement dated October 18, 2013 between Axia Energy, LLC and UPL Three Rivers Holdings, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on October 24, 2013).

Exhibit Number	Description

10.14

Purchase Agreement dated December 6, 2013 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 of the Company’s Report of Form 8-K filed on December 12, 2013).

10.15

Indenture dated December 12, 2013 between Ultra Petroleum Corp., as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed on December 12, 2013).

10.16

Registration Rights Agreement dated December 12, 2013 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 of the Company’s Report of Form 8-K filed on December 12, 2013).

*21.1	Subsidiaries of the Company.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2013.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.