Form 10-Q
period 2014-03-31
ULTRA PETROLEUM CORP
filed 2014-05-01
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 22, 2014 was 153,140,941.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(Amounts in thousands,
	except per share data)
Revenues:
Natural gas sales	$271,539	$202,200
Oil sales	54,760	23,426

Total operating revenues	326,299	225,626

Expenses:
Lease operating expenses	21,013	18,817
Liquids gathering system operating lease expense	5,076	5,000
Production taxes	25,931	16,555
Gathering fees	12,708	11,884
Transportation charges	20,575	20,309
Depletion, depreciation and amortization	63,181	61,468
General and administrative	6,345	5,961

Total operating expenses	154,829	139,994
Operating income	171,470	85,632

Other income (expense), net:
Interest expense	(27,068)	(25,764)
(Loss) on commodity derivatives	(45,273)	(44,715)
Deferred gain on sale of liquids gathering system	2,638	2,640
Other (expense) income, net	(48)	8

Total other (expense) income, net	(69,751)	(67,831)
Income before income tax provision	101,719	17,801
Income tax provision	4	1,368

Net income	$101,715	$16,433

Net income per common share — basic	$0.66	$0.11

Net income per common share — fully diluted	$0.66	$0.11

Weighted average common shares outstanding — basic	153,042	152,947

Weighted average common shares outstanding — fully diluted	155,049	154,470

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$7,980	$10,664
Restricted cash	117	119
Oil and gas revenue receivable	118,619	84,095
Joint interest billing and other receivables	15,354	17,725
Derivative assets	290	1,415
Other current assets	15,669	14,613

Total current assets	158,029	128,631
Oil and gas properties, net, using the full cost method of accounting:
Proven	2,078,355	2,008,538
Unproven properties not being amortized	410,264	413,073
Property, plant and equipment, net	217,862	216,909
Deferred tax assets	6	6
Deferred financing costs and other	17,326	18,162

Total assets	$2,881,842	$2,785,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,759	$54,806
Accrued liabilities	89,395	79,811
Current portion of long-term debt	100,000	—
Production taxes payable	43,863	40,538
Interest payable	16,366	31,865
Derivative liabilities	62,486	27,291
Capital cost accrual	168,970	173,165

Total current liabilities	532,839	407,476
Long-term debt	2,325,000	2,470,000
Deferred gain on sale of liquids gathering system	144,762	147,401
Other long-term obligations	106,939	91,932
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,121,591 and 152,990,123 at March 31, 2014 and December 31, 2013, respectively	490,748	487,273
Treasury stock	(1,451)	(1,961)
Retained loss	(716,995)	(816,802)

Total shareholders’ deficit	(227,698)	(331,490)

Total liabilities and shareholders’ equity	$2,881,842	$2,785,319

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$101,715	$16,433
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	63,181	61,468
Unrealized loss on commodity derivatives	36,319	44,715
Deferred gain on sale of liquids gathering system	(2,638)	(2,640)
Stock compensation	2,505	3,008
Other	1,043	539
Net changes in operating assets and liabilities:
Restricted cash	2	2
Accounts receivable	(32,153)	8,357
Other current assets	(628)	298
Accounts payable	(3,047)	(8,247)
Accrued liabilities	11,141	(34,907)
Production taxes payable	3,325	68
Interest payable	(15,499)	(21,190)
Other long-term obligations	11,553	9,238
Current taxes payable/receivable	(1,244)	(9,282)

Net cash provided by operating activities	175,575	67,860
Investing Activities:
Oil and gas property expenditures	(123,595)	(107,395)
Gathering system expenditures	(2,319)	(1,006)
Change in capital cost accrual	(4,195)	(49,420)
Proceeds from sale of oil and gas properties	—	(27)
Inventory	(911)	529
Purchase of capital assets	(676)	(10)

Net cash used in investing activities	(131,696)	(157,329)
Financing activities:
Borrowings on long-term debt	195,000	314,000
Payments on long-term debt	(240,000)	(218,000)
Deferred financing costs	(164)	—
Repurchased shares/net share settlements	(1,738)	(5,085)
Proceeds from exercise of options	339	—

Net cash (used in) provided by financing activities	(46,563)	90,915
(Decrease) increase in cash during the period	(2,684)	1,446
Cash and cash equivalents, beginning of period	10,664	12,921

Cash and cash equivalents, end of period	$7,980	$14,367

SUPPLEMENTAL INFORMATION:
Non-cash investing activities — oil and gas properties	$—	12,650

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted).

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of the Yukon Territory, Canada. The Company’s principal business activities are conducted in the Green River Basin of southwest Wyoming and in the north-central Pennsylvania area of the Appalachian Basin. In addition, the Company owns and operates oil-producing properties and undeveloped acreage in the Uinta Basin in east Utah.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2013, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2013 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the three months ended March 31, 2014 or 2013.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

	Three Months Ended
	March 31, 2014	March 31, 2013
	(Share amounts in 000’s)
Net income	$101,715	$16,433

Weighted average common shares outstanding — basic	153,042	152,947
Effect of dilutive instruments	2,007	1,523

Weighted average common shares outstanding — fully diluted	155,049	154,470

Net income per common share — basic	$0.66	$0.11

Net income per common share — fully diluted	$0.66	$0.11

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,701	1,331

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	March 31, 2014	December 31, 2013
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$7,946,938	$7,817,374
Less: Accumulated depletion, depreciation and amortization(1)	(5,868,583)	(5,808,836)

Net capitalized costs — oil and gas properties	2,078,355	2,008,538

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	410,264	413,073

	$2,488,619	$2,421,611

Property, Plant and Equipment:
Gathering Systems(1)	$295,481	$294,356
Less: Accumulated depreciation	(105,696)	(105,246)

	189,785	189,110

Other Property and Equipment	15,776	15,198
Less: Accumulated depreciation	(10,058)	(9,758)

	5,718	5,440

Land	22,359	22,359

Net capitalized costs — property, plant and equipment	$217,862	$216,909

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(1)	For the three months ended March 31, 2014 and 2013, total interest on outstanding debt was $32.7 million and $26.0 million, respectively, of which, $5.6 million and $0.2 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	March 31, 2014	December 31, 2013
Short-term debt:
Senior Notes due March 2015	$100,000	$—
Long-term debt and other obligations:
Bank indebtedness	415,000	460,000
Senior Notes	1,910,000	2,010,000
Other long-term obligations	106,939	91,932

	$2,531,939	$2,561,932

Ultra Resources, Inc. Bank Indebtedness: The Company’s subsidiary, Ultra Resources, Inc. (“Ultra Resources”, “Borrower”), is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With the majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At March 31, 2014, the Company had $415.0 million in outstanding borrowings and $585.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of March 31, 2014). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2014, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes: Ultra Resources also has outstanding $1.56 billion in principal amount of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At March 31, 2014, the Company was in compliance with all of its debt covenants under the Senior Notes.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Petroleum Corp. Senior Notes: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“Notes”). The Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the Notes at the following prices expressed as a percentage of principal amount of the Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the Notes contain events of default customary for a senior note financing. At March 31, 2014, the Company was in compliance with all of its debt covenants under the Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended March 31,
	2014	2013
Total cost of share-based payment plans	$3,650	$4,502
Amounts capitalized in oil and gas properties and equipment	$1,145	$1,494
Amounts charged against income, before income tax benefit	$2,505	$3,008
Amount of related income tax benefit recognized in income before valuation allowance	$1,047	$1,238

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2012	1,357	$16.97	to	$98.87

Forfeited	(110)	$25.68	to	$75.18
Exercised	(1)	$16.97	to	$16.97

Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(2)	$51.60	to	$75.18
Exercised	(20)	$16.97	to	$16.97

Balance, March 31, 2014	1,224	$16.97	to	$98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance Share Plans:

Long Term Incentive Plans. The Company offers a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. In 2012, 2013 and 2014, the Compensation Committee (the “Committee”) approved an award consisting of performance-based restricted stock units to be awarded to each participant.

For each LTIP award, the Committee establishes performance measures at the beginning of each performance period. Under each LTIP, the Committee also establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary and individual performance level to derive a Long Term Incentive Value as a “target” value. This “target” value corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the participant is employed by the Company through the date the award vests and if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event the Company’s actual performance is below or above the target levels. For the LTIP awards in 2012, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth. For the LTIP awards in 2013 and 2014, the Committee established the following performance measures: return on capital employed, debt level, reserve replacement ratio, and total shareholder return (officers only).

For the three months ended March 31, 2014, the Company recognized $2.3 million in pre-tax compensation expense related to the 2012, 2013 and 2014 LTIP awards of restricted stock units as compared to $2.3 million during the three months ended March 31, 2013 related to the 2011, 2012 and 2013 LTIP awards of restricted stock units. The amounts recognized during the three months ended March 31, 2014 assume that maximum performance objectives are attained under each of the LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2014, for each of the three year performance periods is expected to be approximately $12.8 million, $13.3 million, and $14.0 million related to the 2012, 2013 and 2014 LTIP awards of restricted stock units, respectively. The 2011 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2014 and totaled $8.4 million (106,437 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, state income taxes and other permanent differences.

The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of March 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

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

(Unaudited)

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the balance sheet and the associated unrealized gains and losses are recorded as current income or expense in the Consolidated Statements of Income. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the fair value of the following derivatives.

Commodity Derivative Contracts: At March 31, 2014, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - March 31, 2014
					(Liability)
Swap	NYMEX-Henry Hub	Apr - Oct 2014	480,000	$3.90	$(56,125)
Swap	NYMEX-Henry Hub	Nov - Dec 2014	85,000	$4.35	$(1,074)

Crude Oil:

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/Bbl	Fair Value - March 31, 2014
					(Net Liability)
Swap	NYMEX-WTI	Apr - Dec 2014	4,000	$93.19	$(4,997)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the pre-tax realized and unrealized loss the Company recognized related to its derivative instruments in the Consolidated Statements of Income for the periods ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
Commodity Derivatives:	2014	2013
Realized loss on commodity derivatives-natural gas(1)	$(7,114)	$—
Realized loss on commodity derivatives-crude oil(1)	(1,840)	—
Unrealized loss on commodity derivatives(1)	(36,319)	(44,715)

Total loss on commodity derivatives	$(45,273)	$(44,715)

(1)	Included in loss on commodity derivatives in the Consolidated Statements of Income.

The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts and the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of March 31, 2014. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$290	$—	$290

Liabilities:
Current derivative liability	$—	$62,486	$—	$62,486

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.45% Notes due March 2015, issued 2008	$100,000	$103,491	$100,000	$105,913
7.31% Notes due March 2016, issued 2009	62,000	68,071	62,000	70,228
4.98% Notes due January 2017, issued 2010	116,000	123,107	116,000	126,342
5.92% Notes due March 2018, issued 2008	200,000	220,516	200,000	226,127
5.75% Notes due December 2018, issued 2013	450,000	471,614	450,000	466,946
7.77% Notes due March 2019, issued 2009	173,000	205,850	173,000	211,877
5.50% Notes due January 2020, issued 2010	207,000	224,213	207,000	229,068
4.51% Notes due October 2020, issued 2010	315,000	319,195	315,000	323,732
5.60% Notes due January 2022, issued 2010	87,000	94,138	87,000	95,736
4.66% Notes due October 2022, issued 2010	35,000	35,167	35,000	35,494
5.85% Notes due January 2025, issued 2010	90,000	98,209	90,000	99,142
4.91% Notes due October 2025, issued 2010	175,000	175,095	175,000	175,744
Credit Facility due October 2016	415,000	415,000	460,000	460,000

	$2,425,000	$2,553,666	$2,470,000	$2,626,349

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2014 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah fields — and is in the early exploration and development stages for oil reserves in the Uinta Basin in Utah and the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

The Company currently conducts operations exclusively in the United States. Substantially all of its oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. The Company continues to focus on improving its drilling and production results through gaining efficiencies with the use of advanced technologies, detailed technical analysis of its properties and leveraging its experience into improved operational efficiencies. Inflation has not had, nor is it expected to have in the foreseeable future, a material impact on the Company’s results of operations.

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from gas sales from wells located in the Appalachian Basin in Pennsylvania. In December 2013, the Company acquired properties in the Uinta Basin in Utah which primarily produce oil resulting in increased oil revenues.

The price of natural gas is a critical factor to the Company’s business and the price of natural gas has historically been volatile, and its volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas. (See Note 6).

During the quarter ended March 31, 2014, the average price realization for the Company’s natural gas was $4.96 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas was $5.10 per Mcf, excluding the realized gains and losses on commodity derivatives. This compares with $3.50 per Mcf during the first quarter of 2013. There were no realized gains or losses related to commodity derivatives during the quarter ended March 31, 2013. (See Note 6).

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at March 31, 2014 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$290	$—	$290

Liabilities:
Current derivative liability	$—	$62,486	$—	$62,486

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2014 and 2013 was $2.5 million and $3.0 million, respectively. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2014 or 2013.

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

The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of March 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

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

	For the Three Months Ended March 31, 2014		% Variance Favorable/ (Unfavorable)
	2014	2013
	(Amounts in thousands,
	except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	53,292	57,727	-8%
Crude oil and condensate (Bbls)	658	268	145%

Total production (Mcfe)	57,240	59,337	-4%

Commodity Prices:
Natural gas ($/Mcf, including realized hedges)	$4.96	$3.50	42%
Natural gas ($/Mcf, excluding hedges)	$5.10	$3.50	46%
Crude oil and condensate ($/Bbl, including realized hedges)	$80.42	$87.33	-8%
Crude oil and condensate ($/Bbl, excluding hedges)	$83.22	$87.33	-5%

Revenues:
Natural gas sales	$271,539	$202,200	34%
Oil sales	$54,760	$23,426	134%

Total operating revenues	$326,299	$225,626	45%

Derivatives:
Realized (loss) on commodity derviatives-natural gas	$(7,114)	$—	n/a
Realized (loss) on commodity derviatives-crude oil	$(1,840)	$—	n/a
Unrealized (loss) on commodity derivatives	$(36,319)	$(44,715)	19%

Total (loss) on commodity derivatives	$(45,273)	$(44,715)	-1%

Operating Costs and Expenses:
Lease operating expenses	$21,013	$18,817	-12%
Liquids gathering system operating lease expense	$5,076	$5,000	-2%
Production taxes	$25,931	$16,555	-57%
Gathering fees	$12,708	$11,884	-7%
Transportation charges	$20,575	$20,309	-1%
Depletion, depreciation and amortization	$63,181	$61,468	-3%
General and administrative expenses	$6,345	$5,961	-6%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.37	$0.32	-16%
Liquids gathering system operating lease expense	$0.09	$0.08	-13%
Production taxes	$0.45	$0.28	-61%
Gathering fees	$0.22	$0.20	-10%
Transportation charges	$0.36	$0.34	-6%
Depletion, depreciation and amortization	$1.10	$1.04	-6%
General and administrative expenses	$0.11	$0.10	-10%

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended March 31, 2014, production decreased on a gas equivalent basis to 57.2 Bcfe compared to 59.3 Bcfe for the same quarter in 2013 as a result of decreased capital spending during 2013.

Commodity Prices. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 42% to $4.96 per Mcf in the first quarter of 2014 as compared to $3.50 per Mcf for the same quarter of 2013. During the three months ended March 31, 2014, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $5.10 per Mcf as compared to $3.50 per Mcf for the same period in 2013.

Revenues. Production from the recently acquired assets in Utah along with the increase in average natural gas prices, excluding the gains and losses on commodity derivatives, partially offset by the decrease in natural gas production resulted in revenues increasing to $326.3 million for the quarter ended March 31, 2014 as compared to $225.6 million in for the same period in 2013.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) increased to $21.0 million during the first quarter of 2014 compared to $18.8 million during the same period in 2013 largely related to the recently acquired assets in Utah. On a unit of production basis, LOE costs increased to $0.37 per Mcfe during the first quarter of 2014 compared to $0.32 per Mcfe during the same period in 2013 as a result of decreased production volumes during the period ended March 31, 2014.

Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease. For the three months ended March 31, 2014, the Company recognized operating lease expense associated with the Lease Agreement of $5.1 million, or $0.09 per Mcfe as compared to $5.0 million, or $0.08 per Mcfe for the same period in 2013.

Production Taxes. During the three months ended March 31, 2014, production taxes were $25.9 million compared to $16.6 million during the same period in 2013, or $0.45 per Mcfe compared to $0.28 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 7.9% of revenues for the quarter ended March 31, 2014 and 7.3% of revenues for the same period in 2013. The increase in per unit taxes is primarily attributable to increased natural gas prices, excluding the effects of commodity derivatives during the quarter ended March 31, 2014 as compared to the same period in 2013.

Gathering Fees. Gathering fees increased slightly to $12.7 million for the three months ended March 31, 2014 compared to $11.9 million during the same period in 2013. On a per unit basis, gathering fees increased to $0.22 per Mcfe for the three months ended March 31, 2014 as compared to $0.20 per Mcfe during the same period in 2013.

Transportation Charges. The Company incurred firm transportation charges totaling $20.6 million for the quarter ended March 31, 2014 as compared to $20.3 million for the same period in 2013 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges increased to $0.36 per Mcfe (on total company volumes) for the three months ended March 31, 2014 as compared to $0.34 per Mcfe (on total company volumes) for the same period in 2013 primarily due to decreased production volumes during the period ended March 31, 2014.

Depletion, Depreciation and Amortization. DD&A expenses increased to $63.2 million during the three months ended March 31, 2014 from $61.5 million for the same period in 2013, attributable to a higher depletion rate primarily related to the Utah acquisition. On a unit of production basis, DD&A increased to $1.10 per Mcfe for the quarter ended March 31, 2014 from $1.04 per Mcfe for the quarter ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses increased slightly to $6.3 million for the quarter ended March 31, 2014 compared to $6.0 million for the same period in 2013. On a per unit basis, general and administrative expenses increased to $0.11 per Mcfe for the quarter ended March 31, 2014 compared to $0.10 per Mcfe for the quarter ended March 31, 2013 primarily as a result of decreased production during the period ended March 31, 2014 as compared to the same period in 2013.

Other Income and Expenses:

Interest expense. Interest expense increased to $27.1 million during the quarter ended March 31, 2014 compared to $25.8 million during the same period in 2013 primarily as a result of higher average borrowings outstanding and partially offset by increased amounts of capitalized interest for the quarter ended March 31, 2014 as compared to the same period in 2013. (See Note 2).

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended March 31, 2014 and 2013, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

(Loss) on Commodity Derivatives. During the quarter ended March 31, 2014, the Company recognized a loss of $45.3 million compared with a loss of $44.7 million during the same period in 2013 related to commodity derivatives. Of this total, the Company recognized $9.0 million of realized loss on commodity derivatives during the quarter ended March 31, 2014. There were no realized gains or losses related to commodity derivatives for the quarter ended March 31, 2013. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $36.3 million during the quarter ended March 31, 2014 as compared to $44.7 million in unrealized loss on commodity derivatives during the quarter ended March 31, 2013. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Income from Continuing Operations:

Pretax Income. The Company recognized income before income taxes of $101.7 million for the quarter ended March 31, 2014 compared with income before income taxes of $17.8 million for the same period in 2013. The increase in earnings is largely due to increased revenues as a result of increased price realizations during the three months ended March 31, 2014 as compared to the same period in 2013.

Income Taxes. The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of March 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. For the three months ended March 31, 2014, the Company recognized net income of $101.7 million or $0.66 per diluted share as compared with net income of $16.4 million or $0.11 per diluted share for the same period in 2013. The increase is largely due to increased revenues as a result of increased price realizations during the three months ended March 31, 2014 as compared to the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2014, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 45 gross (31.3 net) wells that were drilled to total depth and cased. For the three month period ended March 31, 2014, total capital expenditures were $125.9 million ($123.6 million related to oil and gas exploration and development expenditures and $2.3 million related to gathering system expenditures).

At March 31, 2014, the Company reported a cash position of $8.0 million compared to $14.4 million at March 31, 2013. Working capital deficit at March 31, 2014 was $374.8 million compared to working capital deficit of $293.0 million at March 31, 2013. At March 31, 2014, the Company had $415.0 million in outstanding borrowings and $585.0 million of available borrowing capacity under the Credit Agreement. In addition, the Company had $2.01 billion outstanding in senior notes (See Note 3). Other long-term obligations of $106.9 million at March 31, 2014 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the senior revolving credit facility (see Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2014, which is currently projected to be approximately $560.0 million.

Ultra Resources, Inc. Bank Indebtedness: The Company’s subsidiary, Ultra Resources, Inc. (“Ultra Resources”, “Borrower”), is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With the majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At March 31, 2014, the Company had $415.0 million in outstanding borrowings and $585.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of March 31, 2014). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2014, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes: Ultra Resources also has outstanding $1.56 billion in principal amount of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At March 31, 2014, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 3).

Ultra Petroleum Corp. Senior Notes: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“Notes”). The Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The Notes are not guaranteed by the

Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the Notes at the following prices expressed as a percentage of principal amount of the Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the Notes contain events of default customary for a senior note financing. At March 31, 2014, the Company was in compliance with all of its debt covenants under the Notes.

Operating Activities. During the three months ended March 31, 2014, net cash provided by operating activities was $175.6 million, a 159% increase from $67.9 million for the same period in 2013. The increase in net cash provided by operating activities is largely attributable to increased revenues as a result of increased price realizations during the three months ended March 31, 2014 as compared to the same period in 2013.

Investing Activities. During the three months ended March 31, 2014, net cash used in investing activities was $131.7 million as compared to $157.3 million for the same period in 2013. The decrease in net cash used in investing activities is largely related to the change in the capital cost accrual. The Company accrues for exploration and development costs and construction of gathering systems in the period incurred, while payment may occur in a subsequent period.

Financing Activities. During the three months ended March 31, 2014, net cash used in financing activities was $46.6 million as compared to cash provided by financing activities of $90.9 million for the same period in 2013. The change in net cash used in financing activities is primarily due to decreased net borrowings during the three months ended March 31, 2014 as compared to 2013.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2014.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2013 for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At March 31, 2014, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - March 31, 2014
					(000’s)
					(Liability)
Swap	NYMEX-Henry Hub	Apr - Oct 2014	480,000	$3.90	$(56,125)
Swap	NYMEX-Henry Hub	Nov - Dec 2014	85,000	$4.35	$(1,074)

Crude Oil:
Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/Bbl	Fair Value - March 31, 2014
					(000’s)
					(Net Liability)
Swap	NYMEX-WTI	Apr - Dec 2014	4,000	$93.19	$(4,997)

The following table summarizes the pre-tax realized and unrealized loss the Company recognized related to its derivative instruments in the Consolidated Statements of Income for the periods ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
Commodity Derivatives (000’s):	2014	2013
Realized loss on commodity derivatives-natural gas(1)	$(7,114)	$—
Realized loss on commodity derivatives-crude oil(1)	(1,840)	—
Unrealized loss on commodity derivatives(1)	(36,319)	(44,715)

Total loss on commodity derivatives	$(45,273)	$(44,715)

(1)	Included in loss on commodity derivatives in the Consolidated Statements of Income.

The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts and the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Date: May 1, 2014

By:	/s/ Marshall D. Smith

Name:	Marshall D. Smith
Title:	Senior Vice President and
Chief Financial Officer

Date: May 1, 2014

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