Form 10-Q
period 2014-06-30
ULTRA PETROLEUM CORP
filed 2014-07-31
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 21, 2014 was 153,215,746.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(Amounts in thousands, except per share data)

Revenues:
Natural gas sales	$228,573	$234,785	$500,111	$436,985
Oil sales	67,490	26,591	122,250	50,018

Total operating revenues	296,063	261,376	622,361	487,003

Expenses:
Lease operating expenses	22,959	17,514	43,972	36,331
Liquids gathering system operating lease expense	5,076	5,000	10,153	10,000
Production taxes	24,594	20,006	50,525	36,561
Gathering fees	13,449	13,834	26,157	25,718
Transportation charges	17,273	20,649	37,848	40,958
Depletion, depreciation and amortization	65,341	60,123	128,522	121,591
General and administrative	2,158	5,876	8,503	11,837

Total operating expenses	150,850	143,002	305,680	282,996
Operating income	145,213	118,374	316,681	204,007

Other income (expense), net:
Interest expense	(27,294)	(25,238)	(54,362)	(51,002)
(Loss) gain on commodity derivatives	(15,102)	22,091	(60,375)	(22,624)
Deferred gain on sale of liquids gathering system	2,638	2,636	5,276	5,276
Other (expense) income, net	50	5	2	13

Total other expense, net	(39,708)	(506)	(109,459)	(68,337)
Income before income tax (benefit) provision	105,505	117,868	207,222	135,670
Income tax (benefit) provision	(544)	1,491	(541)	2,859

Net income	$106,049	$116,377	$207,763	$132,811

Net income per common share — basic	$0.69	$0.76	$1.36	$0.87

Net income per common share — fully diluted	$0.68	$0.75	$1.34	$0.86

Weighted average common shares outstanding — basic	153,179	152,948	153,110	152,947

Weighted average common shares outstanding — fully diluted	155,007	154,513	154,915	154,397

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$5,092	$10,664
Restricted cash	117	119
Oil and gas revenue receivable	98,325	84,095
Joint interest billing and other receivables	26,139	17,725
Derivative assets	—	1,415
Other current assets	15,105	14,613

Total current assets	144,778	128,631
Oil and gas properties, net, using the full cost method of accounting:
Proven	2,178,293	2,008,538
Unproven properties not being amortized	399,027	413,073
Property, plant and equipment, net	219,691	216,909
Deferred income taxes	6	6
Deferred financing costs and other	16,338	18,162

Total assets	$2,958,133	$2,785,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,478	$54,806
Accrued liabilities	85,746	79,811
Current portion of long-term debt	100,000	—
Production taxes payable	46,717	40,538
Interest payable	31,427	31,865
Derivative liabilities	40,007	27,291
Capital cost accrual	134,329	173,165

Total current liabilities	497,704	407,476
Long-term debt	2,337,000	2,470,000
Deferred gain on sale of liquids gathering system	142,124	147,401
Other long-term obligations	104,830	91,932
Commitments and contingencies
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,215,746 and 152,990,123 at June 30, 2014 and December 31, 2013, respectively	489,362	487,273
Treasury stock	(37)	(1,961)
Retained loss	(612,850)	(816,802)

Total shareholders’ deficit	(123,525)	(331,490)

Total liabilities and shareholders’ equity	$2,958,133	$2,785,319

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$207,763	$132,811
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	128,522	121,591
Unrealized loss on commodity derivatives	14,130	2,860
Deferred gain on sale of liquids gathering system	(5,276)	(5,276)
Stock compensation	1,029	6,062
Other	2,123	1,074
Net changes in operating assets and liabilities:
Restricted cash	2	2
Accounts receivable	(22,975)	3,201
Other current assets	(396)	994
Accounts payable	4,674	(27,866)
Accrued liabilities	7,806	(12,752)
Production taxes payable	6,247	(8,479)
Interest payable	(438)	240
Other long-term obligations	5,228	3,431
Current taxes payable/receivable	(1,788)	(8,759)

Net cash provided by operating activities	346,651	209,134
Investing Activities:
Acquisition of oil and gas properties	(290)	—
Oil and gas property expenditures	(271,520)	(197,731)
Gathering system expenditures	(4,658)	(3,275)
Change in capital cost accrual	(38,836)	(51,383)
Proceeds from sale of oil and gas properties	—	(129)
Inventory	322	(520)
Purchase of capital assets	(2,188)	(195)

Net cash used in investing activities	(317,170)	(253,233)
Financing activities:
Borrowings on long-term debt	458,000	498,000
Payments on long-term debt	(491,000)	(455,000)
Deferred financing costs	(164)	—
Repurchased shares/net share settlements	(2,557)	(5,265)
Proceeds from exercise of options	668	—

Net cash (used in) provided by financing activities	(35,053)	37,735
(Decrease) in cash during the period	(5,572)	(6,364)
Cash and cash equivalents, beginning of period	10,664	12,921

Cash and cash equivalents, end of period	$5,092	$6,557

SUPPLEMENTAL INFORMATION:
Non-cash investing activities — oil and gas properties	$—	12,651

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the six months ended June 30, 2014 or 2013.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Share amounts in 000’s)
Net income	$106,049	$116,377	$207,763	$132,811

Weighted average common shares outstanding — basic	153,179	152,948	153,110	152,947
Effect of dilutive instruments	1,828	1,565	1,805	1,450

Weighted average common shares outstanding — fully diluted	155,007	154,513	154,915	154,397

Net income per common share — basic	$0.69	$0.76	$1.36	$0.87

Net income per common share — fully diluted	$0.68	$0.75	$1.34	$0.86

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,196	1,332	1,707	2,014

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

(o) Recent Accounting Pronouncements: In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which amends the FASB ASC by adding new FASB ASC Topic 606, Revenue from Contracts with Customers, and superseding the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 becomes effective at the beginning of 2017. We are still evaluating the impact of ASU No. 2014-09 on our financial position or results of operations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	June 30, 2014	December 31, 2013
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$8,108,781	$7,817,374
Less: Accumulated depletion, depreciation and amortization(1)	(5,930,488)	(5,808,836)

	2,178,293	2,008,538

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	399,027	413,073

Net capitalized costs — oil and gas properties	$2,577,320	$2,421,611

Property, Plant and Equipment:
Gathering Systems(1)	$297,837	$294,356
Less: Accumulated depreciation	(107,258)	(105,246)

	190,579	189,110

Other Property and Equipment	16,339	15,198
Less: Accumulated depreciation	(10,334)	(9,758)

	6,005	5,440

Land	23,107	22,359

Net capitalized costs — property, plant and equipment	$219,691	$216,909

(1)	For the six months ended June 30, 2014 and 2013, total interest on outstanding debt was $65.3 million and $51.4 million, respectively, of which, $10.9 million and $0.4 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	June 30, 2014	December 31, 2013
Short-term debt:
Senior Notes due March 2015	$100,000	$—
Long-term debt and other obligations:
Bank indebtedness	427,000	460,000
Senior Notes	1,910,000	2,010,000
Other long-term obligations	104,830	91,932

	$2,541,830	$2,561,932

Ultra Resources, Inc. Bank Indebtedness: The Company’s subsidiary, Ultra Resources, Inc. (“Ultra Resources”, or “Borrower”), is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At June 30, 2014, the Company had $427.0 million in outstanding borrowings and $573.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of June 30, 2014). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2014, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes: Ultra Resources also has outstanding $1.56 billion in principal amount of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At June 30, 2014, the Company was in compliance with all of its debt covenants under the Senior Notes.

Ultra Petroleum Corp. Senior Notes: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“Notes”). The Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the Notes at the following prices expressed as a percentage of principal amount of the Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the Notes contain events of default customary for a senior note financing. At June 30, 2014, the Company was in compliance with all of its debt covenants under the Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total cost of share-based payment plans	$(1,041)	$4,355	$1,739	$8,858
Amounts capitalized in oil and gas properties and equipment	$435	$1,302	$710	$2,796
Amounts charged against income, before income tax benefit (provision)	$(1,476)	$3,053	$1,029	$6,062
Amount of related income tax (expense) benefit recognized in income before valuation allowance	$(617)	$1,257	$430	$2,496

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2012	1,357	$16.97	to	$98.87

Forfeited	(110)	$25.68	to	$75.18
Exercised	(1)	$16.97	to	$16.97

Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(1)	$63.05	to	$63.05
Exercised	(39)	$16.97	to	$16.97

Balance, June 30, 2014	1,206	$25.68	to	$98.87

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

For each LTIP award, the Committee establishes performance measures at the beginning of each three-year performance period. Under each LTIP, the Committee also establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary at the beginning of the performance period and individual performance level to derive a Long Term Incentive Value as a “target” value. This “target” value corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the participant is employed by the Company through the date the award vests and if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event the Company’s actual performance is below or above the target levels. For the LTIP awards in 2012,

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Committee established the following performance measures: return on equity, reserve replacement ratio, and production growth. For the LTIP awards in 2013 and 2014, the Committee established the following performance measures: return on capital employed, debt level, reserve replacement ratio, and total shareholder return (officers only).

For the six months ended June 30, 2014, the Company recognized $2.5 million in pre-tax compensation expense related to the 2012, 2013 and 2014 LTIP awards of restricted stock units as compared to $4.6 million during the six months ended June 30, 2013 related to the 2011, 2012 and 2013 LTIP awards of restricted stock units. The amounts recognized during the six months ended June 30, 2014 assume that maximum performance objectives are attained under each of the LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2014, for each of the three year performance periods is expected to be approximately $10.2 million, $12.4 million, and $13.2 million related to the 2012, 2013 and 2014 LTIP awards of restricted stock units, respectively. The 2011 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2014 and totaled $8.4 million (106,437 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, state income taxes and other permanent differences.

The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of June 30, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

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

Fair Value of Commodity Derivatives: FASB ASC 815 requires that all derivatives be recognized on the Consolidated Balance Sheets as either an asset or liability and be measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not apply hedge accounting to any of its derivative instruments.

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the Consolidated Balance Sheets and the associated unrealized gains and losses are

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

recorded as current income or expense in the Consolidated Statements of Income. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the fair value of the following derivatives.

Commodity Derivative Contracts: At June 30, 2014, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Fixed price swaps: The Company receives the fixed price for the contract and pays the variable price to the counterparty.

Basis Swaps: Arrangements that guarantee a price differential for natural gas from a specified delivery point. The Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price/ MMBTU	Average Basis Differential/ MMBTU		Fair Value - June 30, 2014
							(Liability)
Fixed price swap	NYMEX-Henry Hub	July - Oct 2014	480,000	$3.90		—	$(31,754)
Fixed price swap	NYMEX-Henry Hub	Nov - Dec 2014	85,000	$4.35		—	$(803)
Basis swap	Rocky Mtns (NWPL)	July 2014	30,000	—	-$	0.105	$(107)

Crude Oil:

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/Bbl	Average Basis Differential /Bbl		Fair Value - June 30, 2014
							(Liability)
Fixed price swap	NYMEX-WTI	July - Dec 2014	4,000	$93.19		—	$(7,343)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Income for the periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commodity Derivatives:	2014	2013	2014	2013
Realized loss on commodity derivatives-natural gas(1)	$(33,729)	$(19,764)	$(40,843)	$(19,764)
Realized loss on commodity derivatives-crude oil(1)	(3,562)	—	(5,402)	—
Unrealized gain (loss) on commodity derivatives(1)	22,189	41,855	(14,130)	(2,860)

Total (loss) gain on commodity derivatives	$(15,102)	$22,091	$(60,375)	$(22,624)

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Income.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents for each hierarchy level the Company’s assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of June 30, 2014. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Liabilities:
Current derivative liability	$—	$40,007	$—	$40,007

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.45% Notes due March 2015, issued 2008	$100,000	$103,950	$100,000	$105,913
7.31% Notes due March 2016, issued 2009	62,000	68,371	62,000	70,228
4.98% Notes due January 2017, issued 2010	116,000	123,818	116,000	126,342
5.92% Notes due March 2018, issued 2008	200,000	222,247	200,000	226,127
5.75% Notes due December 2018, issued 2013	450,000	463,634	450,000	466,946
7.77% Notes due March 2019, issued 2009	173,000	208,034	173,000	211,877
5.50% Notes due January 2020, issued 2010	207,000	226,818	207,000	229,068
4.51% Notes due October 2020, issued 2010	315,000	323,556	315,000	323,732
5.60% Notes due January 2022, issued 2010	87,000	95,464	87,000	95,736
4.66% Notes due October 2022, issued 2010	35,000	35,703	35,000	35,494
5.85% Notes due January 2025, issued 2010	90,000	99,815	90,000	99,142
4.91% Notes due October 2025, issued 2010	175,000	178,089	175,000	175,744
Credit Facility due October 2016	427,000	427,000	460,000	460,000

	$2,437,000	$2,576,499	$2,470,000	$2,626,349

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2014 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from gas sales from wells located in the Appalachian Basin in Pennsylvania and oil sales from its properties in the Uinta Basin in Utah.

The prices of oil and natural gas are critical factors to the Company’s business. The prices of oil and natural gas have historically been volatile, and this volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas and oil. (See Note 6).

During the quarter ended June 30, 2014, the average price realization for the Company’s natural gas was $3.61 per Mcf, including realized gains and losses on commodity derivatives compared with $3.80 per Mcf during the quarter ended June 30, 2013. The Company’s average price realization for natural gas was $4.23 per Mcf, excluding the realized gains and losses on commodity derivatives. This compares with $4.15 per Mcf during the second quarter of 2013.

During the quarter ended June 30, 2014, the average price realization for the Company’s oil was $84.24 per barrel, including realized gains and losses on commodity derivatives compared with $88.90 per barrel during the quarter ended June 30, 2013. The Company’s average price realization for oil was $88.94 per barrel, excluding the realized gains and losses on commodity derivatives. This compares with $88.90 per barrel during the second quarter of 2013.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at June 30, 2014 is summarized in the following table based on the inputs used to determine fair value:

	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(Amounts in 000’s)
Liabilities:
Current derivative liability	$—	$40,007	$—	$40,007

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2014 and 2013 was $1.0 million and $6.1 million, respectively. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2014 or 2013.

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

The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of June 30, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

Recent accounting pronouncements. In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which amends the FASB ASC by adding new FASB ASC Topic 606, Revenue from Contracts with Customers, and superseding the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 becomes effective at the beginning of 2017. We are still evaluating the impact of ASU No. 2014-09 on our financial position or results of operations.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended June 30, 2014		% Variance F/(U)	For the Six Months Ended June 30, 2014		% Variance F/(U)
	2014	2013		2014	2013
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	53,993	56,624	-5%	107,285	114,351	-6%
Crude oil and condensate (Bbls)	759	299	154%	1,417	567	150%

Total production (Mcfe)	58,546	58,419	0%	115,787	117,756	-2%

Commodity Prices:
Natural gas ($/Mcf, including realized hedges)	$3.61	$3.80	-5%	$4.28	$3.65	17%
Natural gas ($/Mcf, excluding hedges)	$4.23	$4.15	2%	$4.66	$3.82	22%
Oil and condensate ($/Bbl, incl realized hedges)	$84.24	$88.90	-5%	$82.47	$88.16	-6%
Oil and condensate ($/Bbl, excl realized hedges)	$88.94	$88.90	0%	$86.28	$88.16	-2%

Revenues:
Natural gas sales	$228,573	$234,785	-3%	$500,111	$436,985	14%
Oil sales	$67,490	$26,591	154%	$122,250	$50,018	144%

Total operating revenues	$296,063	$261,376	13%	$622,361	$487,003	28%

Derivatives:
Realized (loss) on commodity derviatives-natural gas	$(33,729)	$(19,764)	-71%	$(40,843)	$(19,764)	-107%
Realized (loss) on commodity derviatives-crude oil	$(3,562)	$—	n/a	$(5,402)	$—	n/a
Unrealized gain (loss) on commodity derivatives	$22,189	$41,855	47%	$(14,130)	$(2,860)	-394%

Total (loss) gain on commodity derivatives	$(15,102)	$22,091	168%	$(60,375)	$(22,624)	-167%

Operating Costs and Expenses:
Lease operating expenses	$22,959	$17,514	-31%	$43,972	$36,331	-21%
Liquids gathering system operating lease expense	$5,076	$5,000	-2%	$10,153	$10,000	-2%
Production taxes	$24,594	$20,006	-23%	$50,525	$36,561	-38%
Gathering fees	$13,449	$13,834	3%	$26,157	$25,718	-2%
Transportation charges	$17,273	$20,649	16%	$37,848	$40,958	8%
Depletion, depreciation and amortization	$65,341	$60,123	-9%	$128,522	$121,591	-6%
General and administrative expenses	$2,158	$5,876	63%	$8,503	$11,837	28%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.39	$0.30	-30%	$0.38	$0.31	-23%
Liquids gathering system operating lease expense	$0.09	$0.09	0%	$0.09	$0.08	-13%
Production taxes	$0.42	$0.34	-24%	$0.44	$0.31	-42%
Gathering fees	$0.23	$0.24	4%	$0.23	$0.22	-5%
Transportation charges	$0.30	$0.35	14%	$0.33	$0.35	6%
Depletion, depreciation and amortization	$1.12	$1.03	-9%	$1.11	$1.03	-8%
General and administrative expenses	$0.04	$0.10	60%	$0.07	$0.10	30%

Quarter Ended June 30, 2014 vs. Quarter Ended June 30, 2013

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended June 30, 2014, production remained flat on a gas equivalent basis at 58.5 Bcfe compared to 58.4 Bcfe for the same quarter in 2013. However, on an Mcfe basis, oil production increased from 3.1% of total production during the second quarter of 2013 to 7.8% of total production during the second quarter of 2014.

Commodity Prices — Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 5% to $3.61 per Mcf in the second quarter of 2014 as compared to $3.80 per Mcf for the same quarter of 2013. During the three months ended June 30, 2014, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $4.23 per Mcf as compared to $4.15 per Mcf for the same period in 2013.

Commodity Prices — Oil. During the quarter ended June 30, 2014, the average price realization for the Company’s oil was $84.24 per barrel, including realized gains and losses on commodity derivatives compared with $88.90 per barrel during the quarter ended June 30, 2013. The Company’s average price realization for oil was $88.94 per barrel, excluding the realized gains and losses on commodity derivatives. This compares with $88.90 per barrel during the second quarter of 2013.

Revenues. Oil production from the recently acquired assets in Utah along with the increase in average natural gas prices, excluding the gains and losses on commodity derivatives, resulted in revenues increasing to $296.1 million for the quarter ended June 30, 2014 as compared to $261.4 million in for the same period in 2013.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) increased to $23.0 million during the second quarter of 2014 compared to $17.5 million during the same period in 2013 largely related to the recently acquired assets in Utah. On a unit of production basis, LOE costs increased to $0.39 per Mcfe during the second quarter of 2014 compared to $0.30 per Mcfe during the same period in 2013 as a result of increased costs associated with the Utah acquisition during the period ended June 30, 2014.

Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease. For the three months ended June 30, 2014, the Company recognized operating lease expense associated with the Lease Agreement of $5.1 million, or $0.09 per Mcfe as compared to $5.0 million, or $0.09 per Mcfe for the same period in 2013.

Production Taxes. During the three months ended June 30, 2014, production taxes were $24.6 million compared to $20.0 million during the same period in 2013, or $0.42 per Mcfe compared to $0.34 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.3% of revenues for the quarter ended June 30, 2014 and 7.7% of revenues for the same period in 2013. The increase in per unit taxes is primarily attributable to increased natural gas prices, excluding the effects of commodity derivatives during the quarter ended June 30, 2014 as compared to the same period in 2013.

Gathering Fees. Gathering fees remained relatively flat at $13.4 million for the three months ended June 30, 2014 compared to $13.8 million during the same period in 2013. On a per unit basis, gathering fees decreased slightly to $0.23 per Mcfe for the three months ended June 30, 2014 as compared to $0.24 per Mcfe during the same period in 2013.

Transportation Charges. The Company incurred firm transportation charges totaling $17.3 million for the quarter ended June 30, 2014 as compared to $20.6 million for the same period in 2013 in association with Rockies Express Pipeline (“REX”) transportation charges. Transportation charges decreased primarily due to a refund during the quarter for over collection of tariffs related to Fuel, Loss and Unaccounted-for-Gas applicable to transport on REX’s system. On a per unit basis, transportation charges decreased to $0.30 per Mcfe (on total company volumes) for the three months ended June 30, 2014 as compared to $0.35 per Mcfe (on total company volumes) for the same period in 2013.

Depletion, Depreciation and Amortization. DD&A expenses increased to $65.3 million during the three months ended June 30, 2014 from $60.1 million for the same period in 2013, attributable to a higher depletion rate primarily related to the Utah acquisition. On a unit of production basis, DD&A increased to $1.12 per Mcfe for the quarter ended June 30, 2014 from $1.03 per Mcfe for the quarter ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses decreased to $2.2 million for the quarter ended June 30, 2014 compared to $5.9 million for the same period in 2013 primarily related to decreased incentive compensation expense. On a per unit basis, general and administrative expenses decreased to $0.04 per Mcfe for the quarter ended June 30, 2014 compared to $0.10 per Mcfe for the quarter ended June 30, 2013.

Other Income and Expenses:

Interest expense. Interest expense increased to $27.3 million during the quarter ended June 30, 2014 compared to $25.2 million during the same period in 2013 primarily as a result of higher average borrowings outstanding and partially offset by increased amounts of capitalized interest for the quarter ended June 30, 2014 as compared to the same period in 2013. (See Note 2).

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended June 30, 2014 and 2013, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

(Loss) gain on Commodity Derivatives. During the quarter ended June 30, 2014, the Company recognized a loss of $15.1 million compared with a gain of $22.1 million during the same period in 2013 related to commodity derivatives. Of this total, the Company recognized $37.3 million of realized loss on commodity derivatives during the quarter ended June 30, 2014 compared with $19.8 million of realized loss on commodity derivatives during the three months ended June 30, 2013. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized gain on commodity derivatives of $22.2 million during the quarter ended June 30, 2014 as compared to $41.9 million in unrealized gain on commodity derivatives during the quarter ended June 30, 2013. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Income from Continuing Operations:

Pretax Income. The Company recognized income before income taxes of $105.5 million for the quarter ended June 30, 2014 compared with income before income taxes of $117.9 million for the same period in 2013. The decrease in earnings is primarily due to the loss on commodity derivatives and offset by increased revenues as a result of increased oil production during the three months ended June 30, 2014 as compared to the same period in 2013.

Income Taxes. The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of June 30, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. For the three months ended June 30, 2014, the Company recognized net income of $106.0 million or $0.68 per diluted share as compared with net income of $116.4 million or $0.75 per diluted share for the same period in 2013. The decrease is primarily due to the loss on commodity derivatives and offset by increased revenues as a result of increased oil production during the three months ended June 30, 2014 as compared to the same period in 2013.

Six Months Ended June 30, 2014 vs. Six Ended June 30, 2013

Production, Commodity Derivatives and Revenues:

Production. During the six months ended June 30, 2014, production decreased on a gas equivalent basis to 115.8 Bcfe compared to 117.8 Bcfe for the same period in 2013 as a result of decreased capital spending during 2013. However, on an Mcfe basis, oil production increased from 2.9% of total production during the six months ended June 30, 2013 to 7.3% of total production during the six months ended June 30, 2014.

Commodity Prices — Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, increased 17% to $4.28 per Mcf during the six months ended June 30, 2014 as compared to $3.65 per Mcf during 2013. During the six months ended June 30, 2014, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $4.66 per Mcf as compared to $3.82 per Mcf for the same period in 2013.

Commodity Prices — Oil. During the six months ended June 30, 2014, the average price realization for the Company’s oil was $82.47 per barrel, including realized gains and losses on commodity derivatives compared with $88.16 per barrel during the six months ended June 30, 2013. The Company’s average price realization for oil was $86.28 per barrel, excluding the realized gains and losses on commodity derivatives. This compares with $88.16 per barrel during the six months ended June 30, 2013.

Revenues. Oil production from the recently acquired assets in Utah along with the increase in average natural gas prices, excluding the gains and losses on commodity derivatives, partially offset by the decrease in natural gas production resulted in revenues increasing to $622.4 million for the six months ended June 30, 2014 as compared to $487.0 million in for the same period in 2013.

Operating Costs and Expenses:

Lease Operating Expense. LOE increased to $44.0 million during the six months ended June 30, 2014 compared to $36.3 million during the same period in 2013 largely related to the recently acquired assets in Utah. On a unit of production basis, LOE costs increased to $0.38 per Mcfe during the six months ended June 30, 2014 compared to $0.31 per Mcfe during the same period in 2013 as a result of decreased production volumes and increased costs related to the recently acquired assets in Utah during the period ended June 30, 2014.

Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The Company’s sale leaseback transaction was treated as a “normal leaseback” under the provisions of FASB ASC Topic 840, Leases (“FASB ASC Topic 840”) and qualified for sales recognition. The lease is classified as an operating lease. For the six months ended June 30, 2014, the Company recognized operating lease expense associated with the Lease Agreement of $10.2 million, or $0.09 per Mcfe as compared to $10.0 million, or $0.08 per Mcfe for the same period in 2013.

Production Taxes. During the six months ended June 30, 2014, production taxes were $50.5 million compared to $36.6 million during the same period in 2013, or $0.44 per Mcfe compared to $0.31 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.1% of revenues for the six months ended June 30, 2014 and 7.5% of revenues for the same period in 2013. The increase in per unit taxes is primarily attributable to increased natural gas prices, excluding the effects of commodity derivatives during the six months ended June 30, 2014 as compared to the same period in 2013.

Gathering Fees. Gathering fees increased slightly to $26.2 million for the six months ended June 30, 2014 compared to $25.7 million during the same period in 2013. On a per unit basis, gathering fees increased slightly to $0.23 per Mcfe for the six months ended June 30, 2014 as compared to $0.22 per Mcfe during the same period in 2013.

Transportation Charges. The Company incurred firm transportation charges totaling $37.8 million for the six months ended June 30, 2014 as compared to $41.0 million for the same period in 2013 in association with Rockies Express Pipeline (“REX”) transportation charges. Transportation charges decreased due to a refund during the second quarter for over collection of tariffs related to Fuel, Loss and Unaccounted-for-Gas applicable to transport on REX’s system. On a per unit basis, transportation charges decreased to $0.33 per Mcfe (on total company volumes) for the six months ended June 30, 2014 as compared to $0.35 per Mcfe (on total company volumes) for the same period in 2013.

Depletion, Depreciation and Amortization. DD&A expenses increased to $128.5 million during the six months ended June 30, 2014 from $121.6 million for the same period in 2013, attributable to a higher depletion rate primarily related to the Utah acquisition. On a unit of production basis, DD&A increased to $1.11 per Mcfe for the six months ended June 30, 2014 from $1.03 per Mcfe for the six months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses decreased to $8.5 million for the six months ended June 30, 2014 compared to $11.8 million for the same period in 2013 primarily due to decreased incentive compensation expense. On a per unit basis, general and administrative expenses decreased to $0.07 per Mcfe for the six months ended June 30, 2014 compared to $0.10 per Mcfe for the six months ended June 30, 2013.

Other Income and Expenses:

Interest expense. Interest expense increased to $54.4 million during the six months ended June 30, 2014 compared to $51.0 million during the same period in 2013 primarily as a result of higher average borrowings outstanding and partially offset by increased amounts of capitalized interest for the six months ended June 30, 2014 as compared to the same period in 2013. (See Note 2).

Deferred Gain on Sale of Liquids Gathering System. During the six months ended June 30, 2014 and 2013, the Company recognized $5.3 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

(Loss) on Commodity Derivatives. During the six months ended June 30, 2014, the Company recognized a loss of $60.4 million compared with a loss of $22.6 million during the same period in 2013 related to commodity derivatives. Of this total, the Company recognized $46.2 million of realized loss on commodity derivatives during the six months ended June 30, 2014 compared with $19.8 million of realized loss on commodity derivatives during six months ended June 30, 2013. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $14.1 million during the six months ended June 30, 2014 as compared to $2.9 million in unrealized loss on commodity derivatives during the six months ended June 30, 2013. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Income from Continuing Operations:

Pretax Income. The Company recognized income before income taxes of $207.2 million for the six months ended June 30, 2014 compared with income before income taxes of $135.7 million for the same period in 2013. The increase in earnings is largely due to increased revenues as a result of increased natural gas price realizations and increased oil production during the six months ended June 30, 2014 as compared to the same period in 2013.

Income Taxes. The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of June 30, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. For the six months ended June 30, 2014, the Company recognized net income of $207.8 million or $1.34 per diluted share as compared with net income of $132.8 million or $0.86 per diluted share for the same period in 2013. The increase is largely due to increased revenues as a result of increased natural gas price realizations and increased oil production during the six months ended June 30, 2014 as compared to the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2014, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. During this period, the Company participated in 115 gross (83.0 net) wells that were drilled to total depth and cased. For the six month period ended June 30, 2014, total capital expenditures were $276.2 million ($271.5 million related to oil and gas exploration and development expenditures and $4.7 million related to gathering system expenditures).

At June 30, 2014, the Company reported a cash position of $5.1 million compared to $6.6 million at June 30, 2013. Working capital deficit at June 30, 2014 was $352.9 million compared to working capital deficit of $266.6 million at June 30, 2013. At June 30, 2014, the Company had $427.0 million in outstanding borrowings and $573.0 million of available borrowing capacity under the Credit Agreement. In addition, the Company had $2.01 billion outstanding in senior notes (See Note 3). Other long-term obligations of $104.8 million at June 30, 2014 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the senior revolving credit facility (see Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2014, which is currently projected to be approximately $560.0 million.

Ultra Resources, Inc. Bank Indebtedness: The Company’s subsidiary, Ultra Resources, Inc. (“Ultra Resources”, or “Borrower”), is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At June 30, 2014, the Company had $427.0 million in outstanding borrowings and $573.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of June 30, 2014). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2014, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes: Ultra Resources also has outstanding $1.56 billion in principal amount of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At June 30, 2014, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 3).

Ultra Petroleum Corp. Senior Notes: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“Notes”). The Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the Notes at the following prices expressed as a percentage of principal amount of the Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the Notes contain events of default customary for a senior note financing. At June 30, 2014, the Company was in compliance with all of its debt covenants under the Notes.

Operating Activities. During the six months ended June 30, 2014, net cash provided by operating activities was $346.7 million, a 66% increase from $209.1 million for the same period in 2013. The increase in net cash provided by operating activities is largely attributable to increased revenues as a result of increased natural gas price realizations and increased oil production during the six months ended June 30, 2014 as compared to the same period in 2013.

Investing Activities. During the six months ended June 30, 2014, net cash used in investing activities was $317.2 million as compared to $253.2 million for the same period in 2013. The increase in net cash used in investing activities is largely related to increased capital investments associated with the Company’s drilling activities in 2014 as compared to 2013.

Financing Activities. During the six months ended June 30, 2014, net cash used in financing activities was $35.1 million as compared to cash provided by financing activities of $37.7 million for the same period in 2013. The change in net cash used in financing activities is primarily due to decreased net borrowings during the six months ended June 30, 2014 as compared to 2013.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2014.

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

Fair Value of Commodity Derivatives: FASB ASC 815 requires that all derivatives be recognized on the Consolidated Balance Sheets as either an asset or liability and be measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not apply hedge accounting to any of its derivative instruments.

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Income. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. See Note 7 for the detail of the fair value of the following derivatives.

Commodity Derivative Contracts: At June 30, 2014, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Fixed price swaps: The Company receives the fixed price for the contract and pays the variable price to the counterparty.

Basis Swaps: Arrangements that guarantee a price differential for natural gas from a specified delivery point. The Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

Natural Gas:
Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price/ MMBTU	Average Basis Differential/ MMBTU		Fair Value - June 30, 2014
							(000’s) (Liability)
Fixed price swap	NYMEX-Henry Hub	July - Oct 2014	480,000	$3.90		—	$(31,754)
Fixed price swap	NYMEX-Henry Hub	Nov - Dec 2014	85,000	$4.35		—	$(803)
Basis swap	Rocky Mtns (NWPL)	July 2014	30,000	—	-$	0.105	$(107)

Crude Oil:
Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price/Bbl	Average Basis Differential/ Bbl		Fair Value - June 30, 2014
							(000’s) (Liability)
Fixed price swap	NYMEX-WTI	July - Dec 2014	4,000	$93.19		—	$(7,343)

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Income for the periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commodity Derivatives (000’s):	2014	2013	2014	2013
Realized loss on commodity derivatives-natural gas(1)	$(33,729)	$(19,764)	$(40,843)	$(19,764)
Realized loss on commodity derivatives-crude oil(1)	(3,562)	—	(5,402)	—
Unrealized gain (loss) on commodity derivatives(1)	22,189	41,855	(14,130)	(2,860)

Total (loss) gain on commodity derivatives	$(15,102)	$22,091	$(60,375)	$(22,624)

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Income.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date: July 31, 2014

By:	/s/ Marshall D. Smith

Name:	Marshall D. Smith
Title:	Senior Vice President and
Chief Financial Officer

Date: July 31, 2014

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