Form 10-K
period 2014-12-31
ULTRA PETROLEUM CORP
filed 2015-02-24
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐        NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,548,975,499 as of June 30, 2014 (based on the last reported sales price of $29.69 of such stock on the New York Stock Exchange on such date).

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 11, 2015 was 152,901,361.

Documents incorporated by reference: The definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, is incorporated by reference in Part III of this Form 10-K.

Certain Definitions

Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf — One billion cubic feet of natural gas.

•	Bcfe — One billion cubic feet of natural gas equivalent.

•	Tcfe — One trillion cubic feet of natural gas equivalent.

•	BOE — One barrel of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas.

•	BTU — British Thermal Unit.

•

Condensate — An oil-like, liquid hydrocarbon which is produced in association with natural gas production that condenses from natural gas as it is produced and delivered into a separator or similar equipment prior to the delivery of such natural gas to the natural gas gathering pipeline system.

•	MBbl — One thousand barrels of crude oil or other liquid hydrocarbons.

•	Mcf — One thousand cubic feet of natural gas.

•	Mcfe — One thousand cubic feet of natural gas equivalent, converting oil, condensate or NGLs to natural gas at the ratio of one barrel of oil, condensate or NGLs to six Mcf of natural gas.

•	MMBbl — One million barrels of crude oil or other liquid hydrocarbons.

•	MMcf — One million cubic feet of natural gas.

•	MBOE — One thousand BOE.

•	MMBOE — One million BOE.

•	MMBTU — One million British Thermal Units.

•	NGL or NGLs — Natural gas liquids, which are expressed in barrels.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and natural gas wells or acres — The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

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

Terms used to assign a present value to the Company’s reserves

•

Standardized measure of discounted future net cash flows, after income taxes — The present value, discounted at 10%, of the after tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and natural gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the oil and natural gas spot prices based on the average price during the 12-month period before the ending date of the period covered by the report determined as an un-weighted, arithmetic average of the first-day-of-

the-month price for each month within such period, adjusted for quality and transportation. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes, using rates in effect on the date of the report, are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

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

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price is the average price during the 12-month period before the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

PART I

Item 1.    Business.

General

Ultra Petroleum Corp. (“Ultra” or the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company was incorporated on November 14, 1979, under the laws of the Province of British Columbia, Canada. Ultra remains a Canadian company, but since March 2000, has operated under the laws of Yukon, Canada pursuant to Section 190 of the Business Corporations Act. The Company’s principal business activities are developing its long-life natural gas reserves in the Green River Basin of southwest Wyoming — the Pinedale and Jonah fields, its oil reserves in the Uinta Basin in northeast Utah and its natural gas reserves in the north-central Pennsylvania area of the Appalachian Basin.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.ultrapetroleum.com. To access the Company’s SEC filings, select “SEC Filings” under the Investor Relations tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to Ultra Petroleum Corp., Director, Investor Relations, 400 N. Sam Houston Pkwy. E., Suite 1200, Houston, TX 77060, (281) 876-0120. Any materials that the Company has filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company. The SEC’s website address is www.sec.gov.

Oil and Gas Properties Overview

Developments in 2014

SWEPI Transaction

On September 25, 2014, we completed the acquisition of producing and non-producing properties (including gathering systems) in the Pinedale field in Sublette County, Wyoming (the “SWEPI Properties”) from SWEPI, LP, an affiliate of Royal Dutch Shell, plc in exchange for a portion of our producing and non-producing properties (including gathering systems) in Pennsylvania (the “Pennsylvania Properties”) and a cash payment of $925.0 million (the “SWEPI Transaction”).

The SWEPI Properties that we acquired consist primarily of 19,600 net mineral acres in Wyoming and associated oil and gas production. The SWEPI Properties were additional interests in properties we operated, additional interests in properties we owned an interest in and because of the acquired interest we became operator of the property, and properties operated by SWEPI in which we did not own an interest, and now operate. The Pennsylvania Properties that we sold consist primarily of 155,000 net acres in Pennsylvania and associated oil and gas production and wells. The transaction represents a strategic repositioning of our portfolio. We expect the acquisition will lead to improved returns, increased reserves, higher value markets in which to sell our production, and increased control of capital allocation.

To finance a portion of the SWEPI Transaction, we issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The remainder of the cash payment was funded through borrowings under the Company’s senior revolving credit facility. See Note 5.

Principal Operating Areas

Ultra’s current operations in southwest Wyoming focus on developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin. The Company targets sands of the upper Cretaceous Lance

Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of the Lance formation at depths between approximately 8,000 and 12,000 feet and the Mesaverde formation at depths between approximately 12,000 and 14,000 feet. As of December 31, 2014, Ultra owned interests in approximately 103,000 gross (67,000 net) acres in Wyoming covering approximately 190 square miles.

The Company’s operations in the Uinta Basin in Utah focus on developing its oil-producing properties and undeveloped acreage covering approximately 9,000 net acres. The primary geologic target is the Green River formation found between subsurface depths of approximately 4,000 and 7,500 feet.

Ultra’s current operations in north-central Pennsylvania are focused on assessing, exploring and developing its position in the Devonian aged Marcellus Shale and other horizons at depths between approximately 4,500 and 8,500 feet. At December 31, 2014, the Company owned interests in approximately 184,000 gross (91,000 net) acres in Pennsylvania.

Business Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders. Ultra’s strategy to achieve this goal includes building a portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs and maintaining financial flexibility.

High Return Portfolio.    Ultra seeks to maintain a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company continually evaluates opportunities for the acquisition, exploration and development of additional oil and natural gas properties that afford risk-adjusted returns in excess of or equal to its current set of investment alternatives. For example, in the SWEPI Transaction, the Company acquired all of SWEPI’s producing and non-producing properties (including gathering systems) in Pinedale field in exchange for assigning a portion of the Company’s producing and non-producing properties in Pennsylvania and making a cash payment to SWEPI of $925.0 million. As a result of this strategic repositioning, the Company now operates a higher percentage of its properties and is expected to have increased control over its capital allocation. Moreover, the transaction should lead to improved returns, higher reserves, and more sales in higher value markets.

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

Focus on Costs.    Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves. The Company continues to focus on improving its drilling and production results through the use of advanced technologies and detailed technical analysis of its properties. For the year ended 2014, the Company’s all-in costs were $3.21 per Mcfe.

Financial Strength and Flexibility.    Preserving financial flexibility and a strong balance sheet are also key components of Ultra’s business philosophy. At December 31, 2014, the Company had cash on hand of $8.9 million and outstanding debt was $3.4 billion. At December 31, 2014, the Company had $482.0 million of available borrowing capacity under its revolving credit facility. The Company’s average debt maturity is approximately 5.7 years and the Company’s weighted average cost of debt is approximately 5.2%.

Exploration and Production

Green River Basin, Wyoming

During 2014, the Company participated in the drilling of 162 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells. The Company’s operated well costs remained flat year-over-year despite drilling in deeper parts of the Pinedale field during 2014.

In September 2014, the Company closed on the SWEPI Transaction increasing its ownership in the Pinedale field by increasing net acreage from 49,000 acres to 67,000 acres and increasing total operated wells from 62% to 82% of its total in the field.

During 2015, the Company plans to continue developing its position in the Pinedale field, and will continue to target tight gas sands of the Lance Pool. All of the Company’s drilling activity is conducted utilizing its extensive geological and geophysical data set. This data set is used to map potentially productive intervals, to refine areas of drilling focus, to identify areas for future extension of the Lance fairway and to identify deeper objectives that may warrant drilling.

Utah

During 2014, the Company drilled 74 wells on the Uinta Basin properties. During 2015, the Company plans to continue its development drilling program during the first few months of the year and begin a waterflood pilot project. Ultra is the sole operator of the properties with a 100% working interest.

Pennsylvania

In September 2014, the SWEPI Transaction resulted in the reduction of the Company’s ownership in producing and non-producing properties in Pennsylvania. The Company’s retained assets are located predominantly in Lycoming, Clinton and Centre counties. During 2014, the Company participated in the drilling of 6 horizontal wells targeting the Marcellus Shale. At the end of 2014, approximately 81% of the Company’s gross acreage holdings in Pennsylvania were held by production.

During 2015, the Company plans to minimize its exploration and development efforts in Pennsylvania due to better returns expected in the remainder of the Company’s current investment portfolio. The Company will continue to evaluate the potential for the Upper Devonian Geneseo Shale Play across its Pennsylvania acreage position.

Marketing and Pricing

Overview

Ultra derives its revenues from the sale of its natural gas and associated condensate produced from wells operated by the Company and others in the Green River Basin in southwest Wyoming, from the sale of natural gas produced from wells operated by others in the Appalachian Basin in Pennsylvania and from the sale of crude oil and natural gas from wells operated by the Company in the Uinta Basin of Utah. During 2014, 92% of the Company’s production and 78% of its revenues, after realized gains or losses on hedging transactions, were attributable to natural gas, with the balance attributable to associated condensate and crude oil.

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

In Pennsylvania, the Company and its partners have constructed gas gathering pipelines and facilities, compression facilities and pipeline delivery stations to gather production from the Company’s producing natural gas wells. These facilities are gathering systems and related infrastructure, and their construction is expected to continue, to some extent, until the Company’s properties in Pennsylvania are fully developed. To date, none of the Company’s natural gas production in Pennsylvania has required processing, treating or blending in order to remove natural gas liquids or other impurities and it is anticipated that treating facilities of this type will not be required in the future to accommodate the Company’s Pennsylvania production.

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

The Rocky Mountain region is a net exporter of natural gas because local natural gas production exceeds local demand, especially during non-winter months. As a result, natural gas production in southwest Wyoming has from time to time sold at a discount relative to other U.S. natural gas production sources or market areas. These regional pricing differentials, or discounts, are typically referred to as “basis” or “basis differentials” and are reflective, to some extent, of i.) the costs associated with transporting the Company’s gas to markets in other regions or states, and ii.) the availability of pipeline capacity to move the Company’s gas to market.

In recent year, however, basis differentials in the Opal area have diminished to negligible levels when measured annually. This meaningful decrease in basis is largely attributable to the increased availability of transportation capacity out of the Rocky Mountain Region due to the addition of Ruby Pipeline and Rockies Express Pipeline. Over the past year, premiums that have traditionally been associated with natural gas marketed in the Northeast have disappeared, and substantial basis differentials have developed, as incremental supplies have been delivered to the market.

The Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains is the price that is reflective of the Company’s gas sold in the Opal, Wyoming area and the Inside FERC First of Month Index for Dominion Transmission Inc — Appalachia is the price that is reflective of the Company’s gas sold in Pennsylvania.

The table below provides a historical and future perspective on average annual basis differentials for Wyoming natural gas (NW Rockies) and historically premium markets in the Northeast (Appalachia). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report on December 31, 2014.

	2011	2012	2013	2014	2015	2016	2017
NW Pipeline Corp. — Rocky Mountains	94%	94%	96%	96%	93%	93%	94%
Dominion Transmission Inc — Appalachia	104%	100%	94%	74%	59%	69%	78%

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

Utah.    The Company’s properties in the Uinta Basin produce what is typically referred to as Black Wax Crude which is considered a medium grade of crude oil. This oil is marketed through long-term contracts with refiners in the Salt Lake City, Utah area, aggregators and is also shipped out of the area via rail from various rail loading facilities in the Salt Lake City region. The price for the Company’s crude oil production is typically based off of NYMEX pricing for West Texas Intermediate Crude Oil and includes a basis differential or from a posting for Black Wax Crude in the Uinta Basin.

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

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecast production without Board approval. During 2014, 2013 and 2012, the quantities that the Company hedged for the succeeding twelve month periods represented 51%, less than 50% and 51%, respectively, of the Company’s forecasted production for such periods. Where the Company hedged more than 50% of its forecast production, Ultra’s board approved hedges of greater than 50% of the Company’s forecast production for each respective period. (See Note 7 for additional information).

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2014, the Company had no single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies are described in Note 12. The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2014.

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

Most states, and some counties and municipalities, in which the Company operates also regulate one or more of the following:

•	The location of wells;

•	The method of drilling, completing and operating wells;

•	The surface use and restoration of properties upon which wells are drilled;

•	The venting or flaring of natural gas;

•	Produced water and waste disposal;

•	The plugging and abandoning of wells; and

•	Notice to surface owners and other third parties.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Company are also subject to the jurisdiction of various federal, state and local authorities, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties and impose bonding requirements in order to drill and operate wells.

Many states impose a production, ad valorem or severance tax with respect to the production and sale of oil and gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

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

The pipelines used to gather and transport natural gas being constructed by the Company and its partners are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In August 2011, the PHMSA issued an Advance Notice of Proposed Rulemaking regarding pipeline safety, including questions regarding the modification of regulations applicable to gathering lines in rural areas.

If the Company transports its crude oil by rail, such transportation is subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180 (“HMR”), including Emergency Orders by the FRA and new regulations being proposed by the PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids.

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

Environmental Regulations

General.    The Company’s exploration, drilling and production activities from wells and oil and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations relating to environmental quality, including those relating to oil spills and pollution control. The EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016 and as a general matter, the oil and gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon the Company’s operations, capital expenditures, earnings or competitive position.

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

Hydraulic Fracturing.    Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act (“SDWA”) expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid). Congress has periodically considered legislation to amend the federal Safe Drinking Water Act to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing (except where diesel is a component of the fracturing fluid) and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of federal legislation, if adopted, could lead to additional regulation and permitting requirements that could result in operational delays making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operating costs.

In addition, the EPA has recently issued draft guidance regarding federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. The EPA released a progress report in December 2012 and final results were expected in 2014 but have not yet been released. This study and the EPA’s enforcement initiative for the energy extraction sector could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In addition, some states have adopted, and other states are considering adopting, regulations that require disclosure of the chemicals in the fluids used in hydraulic fracturing. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some case impose a moratorium on hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Although none of the Company’s properties are in jurisdictions where the limits have been imposed, it is possible the jurisdictions where the Company’s properties are located may adopt such limits or other limits on hydraulic fracturing in the future. The BLM has proposed rules and regulations for hydraulic fracturing activities on federal lands. The Company and others provided written comment to the proposed rules. Further, the EPA has announced an initiative under The Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing.

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

Clean Water Act.    The Clean Water Act (“CWA”) and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the Clean Water Act, permits must be obtained for the discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit.

Endangered Species Act.    The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The Company conducts operations on federal and other oil and natural gas leases that have species, such as raptors, that are listed and species, such as sage grouse, that could be listed as threatened or endangered under the ESA. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation or the mere presence of threatened or endangered species could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. A small portion of the lands operated by the Company in Utah have been designated on behalf of the hookless cactus, but the Company does not expect this designation to interfere with development of the properties. If the Company were to have other portions of its leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

Climate Change Legislation.    More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA has established GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions. Ultra has submitted all required annual reports to date. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations. The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations. Those measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources.

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

Employees

As of December 31, 2014, the Company had 160 full-time employees, including officers.

Item 1A.    Risk Factors.

Our reserve estimates may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projected future rates of production and timing of development expenditures, including many factors beyond our control. The reserve data and standardized measures set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, drilling, testing and production data acquired subsequent to the date of an estimate may justify revising such estimates. Accordingly, reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, the timing and identification of future drilling locations, prices, future production levels, costs and our ability to finance our future development that may not prove correct over time. Predictions of future production levels, development schedules (particularly with regard to non-operated properties), prices and future operating costs are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

The present value of net proved reserves included in this report should not be considered as the market value of the reserves attributable to our properties. In accordance with SEC requirements, we base the present value, discounted at 10%, of the pre-tax future net cash flows attributable to our net proved reserves on the average oil and natural gas prices during the 12-month period before the ending date of the period covered by this report determined as an un-weighted, arithmetic average of the first-day-of the-month price for each month within such period, adjusted for quality and transportation. The costs to produce the reserves remain constant at the costs prevailing on the date of the estimate. Actual current and future prices and costs may be materially higher or lower, and higher future costs and/or lower future prices may impact whether development of our reserves in the future occurs as scheduled or at all. In addition, the 10% discount factor, which the SEC requires us to use in calculating our discounted future net revenues for reporting purposes, may not be the most appropriate discount factor based on our cost of capital from time to time and/or the risks associated with our business.

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

Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill and complete wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain the personnel necessary to properly evaluate seismic and other information relating to a property;

•	our ability to procure materials, equipment and services required to explore, develop and operate our properties; and

•	our ability to access pipelines, and the locations of facilities used to produce and transport oil and natural gas production.

Factors beyond our control affect our ability to effectively market production and may ultimately affect our financial results.

The ability to market oil and natural gas depends on numerous factors beyond our control. These factors include:

•	the extent of domestic production and imports of oil and natural gas;

•	the availability of pipeline, rail and refinery capacity, including facilities owned and operated by third parties;

•	the availability of a market for our oil production;

•	the availability of satisfactory transportation arrangements for our oil and natural gas production;

•	the proximity of natural gas production to natural gas pipelines;

•	the effects of inclement weather;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternative fuel sources;

•	state and federal regulations of oil and natural gas marketing and transportation; and

•	federal regulation of natural gas sold or transported in interstate commerce.

Because of these factors and other factors beyond our control, we may be unable to market all of the oil and natural gas that we produce. In addition, we may be unable to obtain favorable prices for the oil and natural gas we produce.

Any derivative transactions we enter into may limit our gains and expose us to other risks.

We enter into financial derivative transactions from time to time to manage our exposure to commodity price risks. These transactions limit our potential gains if commodity prices rise above the levels established by our derivative transactions. These transactions may also expose us to other risks of financial losses, for example, if our production is less than we anticipated at the time we entered into a derivative instrument or if a counterparty to our derivative instruments fails to perform its obligations under a derivatives transaction.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market.

Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule on margin requirements for swap transactions, which proposes an exemption for commercial end-users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, the CFTC has issued a final rule authorizing an exception for commercial end-users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd-Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or margin requirements, depending on the Company’s ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end-user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits, margin requirements and with certain clearing and trade-execution requirements in connection with our financial derivative activities. The Dodd-Frank Act may require our current counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which could increase the cost to us of entering into such derivatives. The Dodd-Frank Act may also require our current counterparties to financial derivative transactions to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end-users to have access to financial derivatives to hedge or mitigate their exposure to commodity price volatility. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.

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

A substantial portion of our reserves and production is natural gas. Prices for natural gas have been lower in recent years than at various times in the past and may remain lower in the future. Sustained low prices for natural gas may adversely affect our operations and financial condition.

Natural gas prices have been lower in recent years than at various times in the past. These lower prices may be the result of increased supply resulting from increased drilling in unconventional reservoirs and/or lower demand resulting from changes in economic activity. Natural gas prices may remain at current levels, or fall to lower levels, in the future. Approximately 90% of our estimated net proved reserves is natural gas, and 92% of our production in 2014 was natural gas. Although we expect natural gas production operations on properties we currently own to be profitable at natural gas prices in effect during the past year, a period of sustained low natural gas prices could have adverse effects on our results of operations and financial condition.

Sustained low prices for oil may adversely affect our operations and financial condition. Most of the production from our Uinta Basin properties is crude oil.

Crude oil prices declined substantially during the last half of 2014 and have fallen further during the first month of 2015. In the future, crude oil prices may remain at current levels or fall to lower levels. If crude oil prices remain at current levels or fall to lower levels, this could adversely affect our crude oil operations and our financial condition.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA also requires the reporting of GHG emissions from specified large GHG emission sources including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities is required on an annual basis. We will have to incur costs associated with this reporting obligation.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level (except for fracturing activity involving the use of diesel). The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, but the final study has not yet been released. A committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Wyoming has adopted regulations requiring us to provide detailed information about wells we hydraulically fracture in that state. Some states have adopted or are considering adopting regulations requiring disclosure of chemicals in fluids used in hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities and adversely affect our operations and financial condition.

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

While our operations and financial condition have not been materially and adversely affected by cyber-attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

Our operations are conducted primarily in the Rocky Mountain region of the United States. We also have properties in the north-central Pennsylvania area of the Appalachian Basin. The weather in these areas can be extreme and can cause interruption in our exploration and production operations. Severe weather can result in damage to our facilities entailing longer operational interruptions and significant capital investment. Likewise, our operations are subject to disruption from winter storms and severe cold, which can limit operations involving fluids and impair access to our facilities.

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

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under such method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

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

We acquired a portion of our acreage position in Wyoming, Pennsylvania, Utah and Colorado through property acquisitions and acreage trades, and we may acquire additional acreage in these or other regions in the future. Although we conduct a review of properties we acquire which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify.

Our acquisitions may perform worse than we expected or prove to be worth less than what we paid because of uncertainties. Our acquisitions could also expose us to potentially significant liabilities.

We make assumptions about many uncertain factors, including estimates of recoverable reserves, expected timing of recovering acquired reserves, future commodity prices, expected development and operating costs, and other matters, many of which are beyond our control when we acquire oil and gas properties. Assumptions about uncertain factors may be wrong, and properties we acquire may perform worse than we expect, materially and adversely affecting our operations and financial condition.

There is limited transportation and refining capacity for black wax crude oil produced from our properties in the Uinta Basin which may limit our ability to sell this production or to increase production in this area.

In December 2013, we acquired oil and gas properties located in the Uinta Basin, Utah. The crude oil these properties produce is known as black wax crude because it has high paraffin content. Due to this high paraffin content, transportation options are limited, and most of the oil is transported by truck to refiners in the Salt Lake City, Utah area. The remainder of the production is transported by rail to markets outside of the Salt Lake City area. Future changes in regulations affecting transportation of crude oil by rail could increase the costs to the Company, and decrease the availability, of crude oil transportation by rail.

Market conditions or the unavailability of satisfactory transportation arrangements for this black wax crude may hinder access to markets, delay production or increase our costs. Without additional refining capacity or access to additional markets for such production, our ability to increase production from the Uinta Basin may be constrained. Limited refinery capacities in the Utah region, coupled with the potential for increased production in the Uinta Basin, may impact local marketability of a portion of our Utah oil and may cause us to pursue alternate transportation methods and sales outlets, such as rail transportation to markets on the east and west coasts, as well as in the mid-continent. Although several refinery expansions have been announced or are underway in the Salt Lake City area to accept additional black wax crude, there is no assurance as to the ultimate added capacity, our ability to access any such capacity, or the timing of completion of such expansions.

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

•

compliance with, or the effect of changes in, the extensive governmental regulations regarding the oil and natural gas business, including those related to climate change and greenhouse gases, disposal of produced water, drilling fluids and other wastes, hydraulic fracturing and access to and the use of water, and financial derivatives and hedging activities;

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

Item 1B.    Unresolved Staff Comments.

The Company has unresolved Staff comments with respect to its Form 10-K for its fiscal year ended December 31, 2013. The comments relate to our proved, undeveloped reserves under Rule 4-10(a)(31) of Regulation S-X and, in general, request explanations and supporting detail about the scheduling and reporting of our proved undeveloped reserves and changes to our proved undeveloped reserves year-to-year. In our responses, we have presented detailed explanations about the rigorous process we follow to ensure that our estimates of proved undeveloped reserves comply with Rule 4-10(a)(31), and we have provided detailed information explaining changes in our proved undeveloped reserves from year-to-year (e.g., adds, conversions, revisions and transfers). In these explanations, we have noted that the most significant cause of changes in our proved undeveloped reserves year-to-year is the volatility in natural gas prices coupled with the corresponding adjustments we have made to our drilling schedules and capital budgets.

Item 2.    Properties.

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming, Utah, and Pennsylvania. In Colorado, the Company owns oil and natural gas leases as well as fee oil and gas rights. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. In Pennsylvania, the leases are from private individuals and companies, as well as from the Commonwealth of Pennsylvania. The leases in Utah are from private individuals and companies, the State of Utah, and the federal government with primary lease terms ranging from five to ten years until the establishment of production. In 2014, the Company sold the surface rights to its undeveloped acreage in Colorado Springs, Colorado while retaining the oil and gas rights. The Company has no immediate plans for further exploration in Colorado during 2015.

Green River Basin, Wyoming

As of December 31, 2014, the Company owned oil and natural gas leases totaling approximately 103,000 gross (67,000 net) acres in southwest Wyoming’s Green River Basin. Most of this acreage covers the Pinedale and Jonah fields. Of the total acreage position in Wyoming, approximately 29,000 gross (19,000 net) acres were developed, and 74,000 gross (48,000 net) acres were undeveloped. The developed portion represents

58% of the Company’s total developed net acreage while the undeveloped portion represents approximately 25% of the Company’s total undeveloped net acreage. The Company operates 91% of its acreage position in the Pinedale field and 82% of its production.

Lease maintenance costs in Wyoming were approximately $0.4 million for the year ended December 31, 2014. The Company currently owns 73 leases totaling 89,000 gross (55,000 net) acres that are held by production and activities (“HBP”). The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.    During 2014, the Company participated in the drilling of 121 gross (76.5 net) productive development wells on the Green River Basin properties. At year-end 2014, there were 8 gross (5.2 net) additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During 2014, the Company participated in the drilling of a total of 25 gross (13.4 net) productive exploratory wells on the Green River Basin properties. At December 31, 2014, there were 8 gross (2.2 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.    The Company’s 3D seismic in Wyoming covers approximately 411 square miles, which includes data recently purchased over the acquired SWEPI Properties. The data consists of both proprietary data and data licensed from independent seismic contractors, and provides coverage over the entire productive area of the Pinedale field.

Uinta Basin, Utah

As of December 31, 2014, the Company owned oil and natural gas leases covering 9,000 gross (9,000 net) acres in the Uinta Basin. This acreage is located in Uintah County in the eastern portion of the Uinta Basin. As of December 31, 2014, approximately 4,000 gross (4,000 net) acres were developed, and 5,000 gross (5,000 net) acres were undeveloped. The developed portion represents 12% of the Company’s total developed net acreage position while the undeveloped portion represents 3% of the Company’s total undeveloped net acreage position. The Company operates 100% of the properties.

Lease maintenance costs in Utah for the year ended December 31, 2014 were approximately $0.4 million. The Company owns approximately 7,000 gross (7,000 net) acres currently held by production or activities in Utah.

Exploratory Wells.    During the period from the closing of the acquisition in December 2013 through December 31, 2014, the Company participated in the drilling of a total of 74 gross (74.0 net) productive exploratory wells on the Utah properties. At December 31, 2014, there were no exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.    The Company’s 3D seismic coverage in Utah covers approximately 27 square miles, partially covering its properties.

Pennsylvania

As of December 31, 2014, the Company owned oil and gas leases covering 184,000 gross (91,000 net) acres in the Pennsylvania portion of the Appalachian Basin. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Lycoming, Clinton and Centre counties. Of the total acreage position as of December 31, 2014, approximately 20,000 gross (10,000 net) acres were developed, and 164,000 gross (81,000 net) acres were undeveloped. The Company’s properties in Pennsylvania are outside operated.

Lease maintenance costs in Pennsylvania were approximately $3.2 million for the year ended December 31, 2014. The Company owns approximately 149,000 gross (74,000 net) acres currently held by production or activities in Pennsylvania.

Development Wells.    During 2014, the Company participated in the drilling of 5 gross (2.5 net) productive development wells on the Pennsylvania properties. At year-end 2014, there were no additional development wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During the year ended December 31, 2014, the Company participated in the drilling of 1 gross (0.5 net) productive exploratory wells on the Pennsylvania properties. At December 31, 2014, there were no exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2014, 2013, and 2012. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2014, 2013 and 2012. As part of the SWEPI Transaction (see Note 13), the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017. As of December 31, 2014, proved undeveloped reserves represent 54.0% of the Company’s total proved reserves.

	December 31,
	2014	2013	2012
Proved Developed Reserves
Natural gas (MMcf)	2,245,004	1,777,267	1,820,994
Oil (MBbl)	28,481	20,566	10,531
Natural gas liquids (MBbl)	9,118	—	—
Proved Undeveloped Reserves
Natural gas (MMcf)	2,586,190	1,632,475	1,145,451
Oil (MBbl)	39,285	13,553	7,606
Natural gas liquids (MBbl)	12,875	—	—
Total Proved Reserves (MMcfe)(1)	5,369,748	3,614,456	3,075,267
Estimated future net cash flows, before income tax	$14,844,349	$8,306,171	$4,501,804
Standardized measure of discounted future net cash flows, before income taxes(2)	$7,097,359	$4,131,770	$2,263,259
Future income tax	$1,863,876	$943,801	$368,942
Standardized measure of discounted future net cash flows, after income tax	$5,233,483	$3,187,969	$1,894,317
Calculated average price(3)
Gas ($/Mcf)	$4.32	$3.51	$2.63
Oil ($/Bbl)	$80.62	$84.97	$87.85
NGLs ($/Bbl)	$46.27	$—	$—

(1)

Oil, condensate and NGLs are converted to natural gas at the ratio of one barrel of liquids to six Mcf of natural gas. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or condensate to an Mcf of natural gas.

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

(3)

As prescribed by SEC rules, our reserve estimates at December 31, 2014, 2013 and 2012, reflect spot prices based on the average of the beginning of the month prices during the 12-month period before the ending date of the period covered by this report determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2014, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Proved Undeveloped Reserves

Changes in proved undeveloped reserves:    Changes to the Company’s proved undeveloped reserves (PUDs) during 2014 are summarized in the table below. These changes include updates to prior PUDs, the addition of new PUDs associated with current development plans, the transfer of PUDs to unproved categories due to development plan changes, and the impact of changes in economic conditions, including changes in commodity prices. The Company’s year-end development plans and associated PUDs are consistent with SEC guidelines for PUD development within five years. The Company annually reviews all PUDs to ensure an appropriate plan for development exists. Approximately 83% of proved undeveloped locations are located in Pinedale and the remaining 17% are located in Utah.

MMcfe
Proved undeveloped reserves, December 31, 2013	1,713,793
Converted to proved developed	(364,159)
Proved undeveloped reserve extensions	971,778
Proved undeveloped reserves purchased	829,242
Proved undeveloped reserves transferred to unproven	(233,559)
Proved undeveloped reserve revisions	(17,945)

Proved undeveloped reserves, December 31, 2014	2,899,150

Conversions:    In 2014, the Company converted 364.2 Bcfe of proved undeveloped reserves to proved developed reserves, representing a first-year conversion rate of 21% relative to the beginning period proved undeveloped reserves. During 2014, the Company spent $308.9 million to convert proved undeveloped reserves to proved developed reserves. Nearly all of the PUD conversions were located in the Pinedale field in Wyoming.

Additions/Extensions:    In 2014, the Company’s reserve additions were primarily comprised of Pinedale drilling locations that moved into the five year proved undeveloped window. The Company also added proved undeveloped locations in Utah in 2014.

Purchases:    In 2014, the Company purchased certain assets in the Pinedale field. As a result of the transaction (see Note 13 for further information), the company acquired 829.2 Bcfe of proved undeveloped reserves. The divestiture of assets in Pennsylvania did not affect proved undeveloped reserves.

Transfers:    At December 31, 2014, the Company transferred 233.6 Bcfe of proved undeveloped reserves to unproven categories due to adjustments to the Company’s schedule.

Revisions:    In 2014, negative revisions of 17.9 Bcfe were primarily related to infill drilling in the Pinedale field in Wyoming.

Internal Controls Over Reserve Estimating Process

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. The Director – Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 13 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation as well as ultimate approval of our capital budget and review of our development plan by our senior management and Board of Directors.

The estimates of proved reserves and future net revenue as of December 31, 2014 are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the year ended December 31, 2014 in this annual report. For the year ended December 31, 2013, the Company engaged NSAI to prepare the reserve estimates for all of the Company’s assets in Wyoming and Pennsylvania in this annual report. Due to the timing of the closing of the acquisition in Utah in December 2013 relative to the timing of preparing annual corporate reserves, the Company’s Reservoir Engineering Department prepared the proved reserve estimates for its Utah assets for the year ended December 31, 2013, which were prepared in accordance with the Company’s internal controls and SEC regulations and represented less than 2% of estimated proved reserves as of December 31, 2013. The Company engaged NSAI to prepare the reserve estimates for all of the Company’s assets for the year ended December 31, 2012 in this annual report.

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

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Robert C. Barg and Mr. Phillip R. Hodgson. Mr. Barg, a Licensed Professional Engineer in the State of Texas (No. 71658), has been practicing consulting petroleum engineering at NSAI since 1989 and has over 6 years of prior industry experience. He graduated from Purdue University in 1983 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 14 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	228,517	224,912	249,310
Oil (Bbl)	3,409	1,196	1,282

Total (Mcfe)	248,971	232,088	257,006
Revenues
Natural gas sales	$969,850	$824,266	$695,733
Oil sales	260,170	109,138	114,241

Total revenues	$1,230,020	$933,404	$809,974

Lease Operating Expenses
Lease operating expenses(a)	$96,496	$68,106	$63,823
Liquids gathering system operating lease expense	20,306	20,000	645
Severance/production taxes	103,898	72,398	60,757
Gathering	59,931	52,074	59,004

Total lease operating expenses	$280,631	$212,578	$184,229

Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$4.03	$3.57	$4.01
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$4.24	$3.66	$2.79
Oil ($/Bbl), including realized gains (losses) on commodity derivatives)	$76.47	$90.98	$89.08
Oil ($/Bbl), excluding realized gains (losses) on commodity derivatives)	$76.32	$91.25	$89.08
Costs per Mcfe
Lease operating expenses	$0.39	$0.29	$0.25
Liquids gathering system operating lease expense	$0.08	$0.09	$—
Severance/production taxes	$0.42	$0.31	$0.24
Gathering	$0.24	$0.22	$0.23
Transportation charges	$0.31	$0.36	$0.33
DD&A	$1.18	$1.05	$1.51
General & administrative	$0.08	$0.10	$0.10
Interest	$0.51	$0.44	$0.34

Total costs per Mcfe	$3.21	$2.86	$3.00

The following table sets forth the net sales volumes, operating expenses and realized natural gas prices attributable to field(s) that contain 15% or more of our total estimated proved reserves as of December 31, 2014:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Pinedale Field:
Production (Mcfe)	184,479	159,714	179,757
Operating expenses	$228,811	$179,686	$144,538
Realized price, excluding hedges ($/Mcf)	$4.56	$3.80	$2.84
Realized price, including hedges ($/Mcf)	$4.29	$3.67	$4.55

(a)	Production costs include lifting costs and remedial workover expenses.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 9, 2015, the Company has long-term natural gas delivery commitments of 1.2 MMMBtu in 2015, 26.2 MMMBtu in 2016, and 7.9 MMMBtu in 2017 under existing agreements. As of February 9, 2015, the Company has long-term crude oil delivery commitments of 2.4 MMBbls in 2015, 2.4 MMBbls in 2016, 1.7 MMBbls in 2017, 0.7 MMBbls in 2018 and 0.2 MMBbls in 2019 under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price.

These committed volumes are below the Company’s forecasted 2015 and anticipated 2016 through 2019 production from its available reserves. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. The Company believes that its reserves are adequate to meet its commitments. If for some reason the Company’s production is not sufficient to satisfy its commitments, the Company expects to be able to purchase volumes in the market or make other arrangements to satisfy its commitments.

Productive Wells

As of December 31, 2014 the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells
Natural Gas	2,503	1,641.0
Crude Oil	127	127.0

Total	2,630	1,768.0

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

The Company does not believe the remaining terms of its leases is material. At December 31, 2014, the Company had 16,000 net acres of leases in Pennsylvania, 25,000 net acres of leases in Colorado, 400 net acres of leases in Utah and no leases in Wyoming that expire in 2015. The Company has no immediate plans for further development of the Colorado leasehold in 2015, and plans to extend or renew few if any of the 2015 expiring leases in Pennsylvania. The Company expects to maintain all of the Utah leases by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future.

As of December 31, 2014 the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	29,000	19,000	74,000	48,000
Pennsylvania	20,000	10,000	164,000	81,000
Utah	4,000	4,000	5,000	5,000
Colorado	—	—	71,000	57,000

All States	53,000	33,000	314,000	191,000

Drilling Activities

For each of the three fiscal years ended December 31, 2014, 2013 and 2012 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	121.0	76.5	58.0	23.2	81.0	30.6
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	121.0	76.5	58.0	23.2	81.0	30.6

At year end, there were 8 gross (5.2 net) additional development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	25.0	13.4	55.0	31.1	30.0	13.6
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	25.0	13.4	55.0	31.1	30.0	13.6

At year end, there were 8 gross (2.2 net) additional exploratory wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

Utah

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	74.0	74.0	2.0	2.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	74.0	74.0	2.0	2.0	0.0	0.0

At year end, there were no additional development wells that were either drilling or had operations suspended.

Pennsylvania

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	5.0	2.5	0.0	0.0	16.0	8.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	5.0	2.5	0.0	0.0	16.0	8.0

At year end, there were no additional development wells that were either drilling or had operations suspended.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	1.0	0.5	20.0	9.9	48.0	18.9
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	1.0	0.5	20.0	9.9	48.0	18.9

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Colorado

During 2012, the Company drilled 3 gross (3.0 net) exploratory wells on its Colorado acreage. The Company did not conduct any operations on this acreage during 2014 or 2013. During 2014, the Company sold the surface rights to its Colorado acreage and retained the mineral rights. The Company has no immediate plans for further exploration in this area during 2015.

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

2014	High	Low
1st quarter	$27.26	$20.03
2nd quarter	$31.43	$25.95
3rd quarter	$29.77	$21.73
4th quarter	$24.98	$12.82

2013	High	Low
1st quarter	$21.55	$15.26
2nd quarter	$24.19	$18.39
3rd quarter	$22.82	$19.52
4th quarter	$22.21	$18.22

As of February 11, 2015, the last reported sales price of the common shares on the NYSE was $13.87 per share and there were approximately 334 holders of record of the common shares.The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future. The Company intends to retain its cash flow from operations for the future operation and development of its business.

The following share price performance graph is intended to allow review of shareholder returns, expressed in terms of the appreciation of the Company’s common shares relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future share performance. The graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the NYSE Composite Index and of the Dow Jones U.S. Exploration and Production TSM Index from December 31, 2009 through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ultra Petroleum Corp, the NYSE Composite Index,

and the Dow Jones US Exploration & Production TSM Index

On May 17, 2006, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate $1.0 billion of the Company’s outstanding common shares which has been and will be funded by cash on hand and the Company’s senior credit facility.

	Total Number of Shares Repurchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000’s)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
Period
December 2014	315	$19.22	315	$375.6 million

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$969,850	$824,266	$695,733	$982,413	$886,396
Oil sales	260,170	109,138	114,241	119,383	92,990

Total operating revenues	1,230,020	933,404	809,974	1,101,796	979,386

Expenses:
Production expenses and taxes	280,631	212,578	184,229	205,363	191,978
Transportation charges	77,780	82,797	84,470	64,243	64,965
Depletion, depreciation and amortization	292,951	243,390	388,985	346,394	241,796
Ceiling test and other impairments	—	—	2,972,464	—	—
General and administrative	13,602	12,606	14,348	12,113	11,407
Stock compensation	5,467	9,767	10,756	13,919	12,944
Interest expense	126,157	101,486	88,180	63,156	49,032

Total operating expenses	796,588	662,624	3,743,432	705,188	572,122

Other:
Gain (loss) on commodity derivatives	82,402	(46,754)	73,581	313,732	325,452
Deferred gain on sale of liquids gathering system	10,553	10,553	—	—	—
Contract cancellation fees	—	—	(15,469)	—	—
Gain on sale of property	8,022	—	—	—	—
Litigation expense	—	—	—	—	(9,902)
Other income (expense), net	2,618	(357)	(1,765)	532	260

Total other income (expense), net	103,595	(36,558)	56,347	314,264	315,810

Income (loss) before income taxes	537,027	234,222	(2,877,111)	710,872	723,074
Income tax (benefit) provision	(5,824)	(3,616)	(700,213)	257,670	258,615

Net income (loss)	$542,851	$237,838	$(2,176,898)	$453,202	$464,459

Basic Earnings (Loss) per Share:
Net income (loss) per common share —basic	$3.54	$1.55	$(14.24)	$2.97	$3.05

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share —fully diluted	$3.51	$1.54	$(14.24)	$2.94	$3.01

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$712,584	$472,638	$654,825	$1,033,292	$824,728
Investing activities	$(1,600,743)	$(1,093,519)	$(577,223)	$(1,408,795)	$(1,529,099)
Financing activities	$886,414	$618,624	$(75,988)	$315,976	$760,951
Balance Sheet Data:
Cash and cash equivalents	$8,919	$10,664	$12,921	$11,307	$70,834
Working capital deficit	$(168,580)	$(278,845)	$(388,244)	$(251,059)	$(56,967)
Oil and gas properties	$3,878,937	$2,421,611	$1,657,500	$4,189,148	$3,075,670
Total assets	$4,225,690	$2,785,319	$2,007,345	$4,869,705	$3,595,615
Total debt	$3,378,000	$2,470,000	$1,837,000	$1,903,000	$1,560,000
Other long-term obligations	$152,472	$91,932	$76,038	$67,008	$52,575
Deferred income taxes, net	$992	$—	$—	$635,009	$420,711
Total shareholders’ equity (deficit)	$211,660	$(331,490)	$(577,867)	$1,593,709	$1,138,976

Item 7. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah, acquired in December 2013, and gas sales from wells located in the Appalachian Basin in Pennsylvania. Additionally, as part of the SWEPI Transaction, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017.

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

The average price realization for the Company’s natural gas during 2014 was $4.03 per Mcf, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2014, the average price realization for the Company’s natural gas was $4.01 per Mcf, including realized gains and losses on commodity derivatives. The Company’s average price realization for natural gas, excluding realized gains and losses on commodity derivatives, was $4.24 per Mcf and $4.01 per Mcf for the year and quarter ended December 31, 2014, respectively.

The average price realization for the Company’s crude oil and condensate during 2014 was $76.47 per barrel, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2014, the average price realization for the Company’s crude oil and condensate was $64.38 per barrel, including realized gains and losses on commodity derivatives. The Company’s average price realization for crude oil and condensate, excluding realized gains and losses on commodity derivatives, was $76.32 per barrel and $57.44 per barrel for the year and quarter ended December 31, 2014, respectively.

Recent Transaction

On September 25, 2014, a wholly owned subsidiary of Ultra Petroleum Corp. completed the acquisition of all producing and non-producing properties (including gathering systems) in the Pinedale field in Sublette County, Wyoming (the “SWEPI Properties”) from SWEPI, LP, an affiliate of Royal Dutch Shell, plc in exchange for certain of the Company’s producing and non-producing properties (including gathering systems) in Pennsylvania (the “Pennsylvania Properties”) and a cash payment of $925.0 million (the “SWEPI Transaction”). The effective date of the transaction is April 1, 2014. See Note 13.

The SWEPI Properties that we acquired consist primarily of 19,600 net mineral acres in Wyoming and associated oil and gas production and wells and the Pennsylvania Properties that we sold consist primarily of 155,000 net acres in Pennsylvania and associated oil and gas production and wells. The transaction is a strategic repositioning of the Company’s portfolio, and the Company expects the acquisition will lead to improved returns, increased reserves, higher value markets for sale of production, increased operatorship and increased control of capital allocation.

On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”) in order to finance a portion of the purchase price of the SWEPI Transaction. The remainder of the cash payment was funded through borrowings under the Company’s senior revolving credit facility. See Note 5.

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

High Return Portfolio.    Ultra seeks to maintain a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high return drilling projects. The Company continually evaluates opportunities for the acquisition, exploration and development of additional oil and natural gas properties that afford risk-adjusted returns in excess of or equal to its current set of investment alternatives. For example, the Company closed a transaction in September 2014 where the Company acquired all of SWEPI’s producing and non-producing properties (including gathering systems) in Pinedale field in exchange for assigning a portion of the Company’s producing and non-producing properties in Pennsylvania and making a cash payment to SWEPI of $925.0 million. As a result of this strategic repositioning, the Company now operates a higher percentage of its properties and has increased control over its capital allocation. Moreover, the transaction should lead to improved returns, higher reserves, and more sales in higher value markets.

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

Property, Plant and Equipment.    Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful life. Previously, gathering system expenditures were recorded at cost and depreciated separately from proven oil and gas properties using the straight-line method due to the expectation that they would be used to transport production from probable and possible reserves, as well as from third parties. However, subsequent to the SWEPI Transaction (See Note 13), the Company’s remaining gathering systems are expected to only be used to transport the Company’s proved volumes and as a result, $91.8 million has been transferred to proven oil and gas properties.

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

Under the full cost method, costs of unevaluated properties and major development projects expected to require significant future costs may be excluded from capitalized costs being amortized. The Company excludes significant costs until proved reserves are found or until it is determined that the costs are impaired. The Company reviews its unproved leasehold costs quarterly or when management determines that events or circumstances indicate that the recorded carrying value of the unevaluated properties may not be recoverable. The fair values of unproved properties are evaluated utilizing a discounted net cash flows model based on management’s assumptions of future oil and gas production, commodity prices, operating and development costs; as well as appropriate discount rates. The estimated prices used in the cash flow analysis are determined by management based on forward price curves for the related commodities, adjusted for average historical location and quality differentials. Estimates of cash flows related to probable and possible reserves are reduced by additional risk-weighting factors. The amount of any impairment is transferred to the capitalized costs being amortized. For the years ended December 31, 2014 and 2013, the Company did not determine any impairment related to unevaluated properties or major development projects excluded from capitalized costs being amortized.

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

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2014 or 2013.

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

Entitlements Method of Accounting for Oil and Natural Gas Sales.    The Company generally sells oil and natural under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes.

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

The Company has recorded a valuation allowance against certain deferred tax assets of $161.5 million as of December 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

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

	Level 1(a)	Level 2(b)	Level 3(c)	Total
Assets:
Current derivative asset	$—	$104,190	$—	$104,190

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements.    The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $9.8 million and $10.8 million, respectively. See Note 6 for additional information.

Conversion of Barrels of Oil to Mcfe of Gas.    The Company converts barrels of oil and other liquid hydrocarbons to Mcfe at a ratio of one barrel of oil or liquids to six Mcfe. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or other liquids to an Mcf of natural gas. The sales price of one barrel of oil or liquids has been much higher than the sales price of six Mcf of natural gas over the last several years, so a six to one conversion ratio does not represent the economic equivalency of six Mcf of natural gas to a barrel of oil or other liquids.

Recent Accounting Pronouncements.    In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 becomes effective at the beginning of 2017. The Company is still evaluating the impact of ASU No. 2014-09 on its financial position and results of operations.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 modifies the criteria for disposals to qualify as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of this amendment will not have a material effect on our financial position or results of operations.

Results of Operations — Year Ended December 31, 2014 vs. Year Ended December 31, 2013

	For the year ended December 31,
	2014	2013	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	228,517	224,912	2%
Crude oil and condensate (Bbls)	3,409	1,196	185%

Total production (Mcfe)	248,971	232,088	7%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$4.03	$3.57	13%
Natural gas ($/Mcf, excluding hedges)	$4.24	$3.66	16%
Crude oil and condensate ($/Bbl, incl realized hedges)	$76.47	$90.98	-16%
Crude oil and condensate ($/Bbl, excluding hedges)	$76.32	$91.25	-16%

Revenues:
Natural gas sales	$969,850	$824,266	18%
Oil sales	$260,170	$109,138	138%

Total operating revenues	$1,230,020	$933,404	32%

Derivatives:
Realized (loss) on commodity derivatives	$(47,664)	$(20,878)	n/a
Unrealized gain (loss) on commodity derivatives	$130,066	$(25,876)	n/a

Total gain (loss) on commodity derivatives	$82,402	$(46,754)	n/a

Operating Costs and Expenses:
Lease operating expenses	$96,496	$68,106	42%
Liquids gathering system operating lease expense	$20,306	$20,000	2%
Production taxes	$103,898	$72,398	44%
Gathering fees	$59,931	$52,074	15%
Transportation charges	$77,780	$82,797	-6%
Depletion, depreciation and amortization	$292,951	$243,390	20%
General and administrative expenses	$19,069	$22,373	-15%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.39	$0.29	34%
Liquids gathering system operating lease expense	$0.08	$0.09	-11%
Production taxes	$0.42	$0.31	35%
Gathering fees	$0.24	$0.22	9%
Transportation charges	$0.31	$0.36	-14%
Depletion, depreciation and amortization	$1.18	$1.05	12%
General and administrative expenses	$0.08	$0.10	-20%

Production, Commodity Prices and Revenues:

Production.    During the year ended December 31, 2014, production increased on a gas equivalent basis to 249.0 Bcfe from 232.1 Bcfe for the same period in 2013. The increase is primarily attributable to the acquisition of the Uinta Basin properties in December 2013, the SWEPI Transaction, which closed in September 2014 (See Note 13), and our drilling program, offset by expected production declines. Additionally, on an Mcfe basis, oil production increased from 3.1% of total production during the year ended December 31, 2013 to 8.2% of total production during the year ended December 31, 2014, primarily as a result of the acquisition of the Uinta Basin properties.

Commodity prices — natural gas.    Realized natural gas prices, including realized gains and losses on commodity derivatives, increased to $4.03 per Mcf during the year ended December 31, 2014 as compared to $3.57 per Mcf during 2013. During the year ended December 31, 2014, the Company’s average price for natural gas was $4.24 per Mcf, excluding realized gains and losses on commodity derivatives, as compared to $3.66 per Mcf for the same period in 2013.

Commodity prices — oil.    During the year ended December 31, 2014, the average price realization for the Company’s oil decreased to $76.47 per barrel, including realized gains and losses on commodity derivatives compared to $90.98 per barrel during 2013. The Company’s average price realization for oil during the year ended December 31, 2014 was $76.32 per barrel, excluding realized gains and losses on commodity derivatives. This compares with $91.25 per barrel during 2013. During the fourth quarter of 2014, oil prices declined to $57.44 per barrel as compared to $88.66 per barrel during the fourth quarter of 2013. This decline has continued into the first quarter of 2015.

Revenues.    Production from the recently acquired assets in Utah and Wyoming along with the increase in average natural gas prices, excluding the effects of commodity derivatives, largely contributed to a 32% increase in revenues for the year ended December 31, 2014 to $1.2 billion as compared to $933.4 million in 2013.

Operating Costs and Expenses:

Lease Operating Expense.    Lease operating expenses (“LOE”) increased to $96.5 million for the year ended December 31, 2014 compared to $68.1 million during the same period in 2013 primarily due to the recently acquired assets in Utah. On a unit of production basis, LOE costs increased to $0.39 per Mcfe at December 31, 2014 compared to $0.29 per Mcfe at December 31, 2013 as a result of increased costs associated with oil production in 2014 realized from the oil producing assets acquired in Utah in December 2013.

Operating Lease Expense.    During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the year ended December 31, 2014, the Company recognized operating lease expense associated with the Lease Agreement of $20.3 million, or $0.08 per Mcfe compared with $20.0 million, or $0.09 per Mcfe in 2013.

Production Taxes.    During the year ended December 31, 2014, production taxes were $103.9 million compared to $72.4 million during the same period in 2013, or $0.42 per Mcfe, compared to $0.31 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.4% of revenues for the year ended 2014 and 7.8% for the same period in 2013. The increase in per unit taxes is primarily attributable to increased sales revenues as a result of increased natural gas prices, excluding the effects of commodity derivatives, during the year December 31, 2014 as compared to the same period in 2013.

Gathering Fees.    Gathering fees increased to $59.9 million for the year ended December 31, 2014 compared to $52.1 million during the same period in 2013 largely due to production increases in Wyoming from drilling and the SWEPI Transaction. On a per unit basis, gathering fees were $0.24 per Mcfe for the year ended December 31, 2014 as compared to $0.22 per Mcfe for the period ended December 31, 2013.

Transportation Charges.    The Company incurred firm transportation charges totaling $77.8 million for the year ended December 31, 2014 as compared to $82.8 million for the same period in 2013 in association with REX pipeline charges. Transportation charges decreased largely due to a refund during the second quarter of

2014 for over collection of tariffs related to fuel, loss and unaccounted-for-gas applicable to transport on REX’s system. On a per unit basis, transportation charges decreased to $0.31 per Mcfe (on total company volumes) for the year ended December 31, 2014 as compared to $0.36 per Mcfe for the same period in 2013 primarily due to increased production volumes during the year ended December 31, 2014.

Depletion, Depreciation and Amortization.    DD&A expenses increased to $293.0 million during the year ended December 31, 2014 from $243.4 million for the same period in 2013, attributable to a higher depletion rate primarily related to the Utah acquisition. On a unit of production basis, DD&A increased to $1.18 per Mcfe at December 31, 2014 from $1.05 per Mcfe at December 31, 2013.

General and Administrative Expenses.    General and administrative expenses decreased to $19.1 million for the period ended December 31, 2014 compared to $22.4 million for the same period in 2013. The decrease in general and administrative expenses is primarily attributable to decreased incentive compensation expense. On a per unit basis, general and administrative expenses decreased 20% to $0.08 per Mcfe for the year ended December 31, 2014 as compared to $0.10 per Mcfe for the year ended December 31, 2013.

Other Income and Expenses:

Interest Expense.    Interest expense increased to $126.2 million during the period ended December 31, 2014 compared to $101.5 million during the same period in 2013 primarily as a result of higher average borrowings outstanding during the year ended December 31, 2014 and partially offset by increased amounts of capitalized interest for the year ended December 31, 2014. For the years ended December 31, 2014 and 2013, the Company capitalized $20.4 million and $2.0 million, respectively, in interest associated with unevaluated oil and gas properties that are excluded from amortization and actively being evaluated as well as work in process relating to gathering systems that are not currently in service.

Deferred Gain on Sale of Liquids Gathering System.    During the year ended December 31, 2014, the Company recognized $10.6 million compared with $10.6 million in 2013 in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Gain on Sale of Property.    During November 2014, the Company sold certain real property in El Paso County, Colorado for proceeds of $27.9 million, recognizing a gain of $8.0 million.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives.    During the year ended December 31, 2014, the Company recognized a gain of $82.4 million compared with a loss of $46.8 million related to commodity derivatives during the year ended December 31, 2013. Of this total, the Company recognized $47.7 million related to realized loss on commodity derivatives as compared to $20.9 million related to realized loss during the year ended December 31, 2013. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $130.1 million unrealized gain on commodity derivatives at December 31, 2014 as compared to a $25.9 million unrealized loss on commodity derivatives at December 31, 2013. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments.

Income from Continuing Operations:

Pretax Income.    The Company recognized income before income taxes of $537.0 million for the year ended December 31, 2014 compared with $234.2 million for the same period in 2013. The increase in earnings is primarily related to increased revenues as a result of higher natural gas prices during 2014 and increased production related to the acquisition of the Uinta Basin properties in December 2013, the SWEPI Transaction in September 2014 and our drilling program.

Income Taxes.    As a result of the tax effect of the non-cash ceiling test and other impairments, the Company’s previously recorded net deferred tax liability fully reversed into a net deferred tax asset during the quarter ended June 30, 2012. The Company has recorded a valuation allowance against certain deferred tax assets of $161.5 million as of December 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income. The income tax benefit recognized for the year ended December 31, 2014 was $5.8 million compared with an income tax benefit of $3.6 million for the year ended December 31, 2013.

Net Income.    For the year ended December 31, 2014, the Company recognized net income of $542.9 million or $3.51 per diluted share as compared with net income of $237.8 million or $1.54 per diluted share for the same period in 2013. The increase in earnings is primarily related to increased revenues as a result of higher natural gas prices during 2014 and increased production related to the acquisition of the Uinta Basin properties in December 2013, the SWEPI Transaction in September 2014 and our drilling program.

Results of Operations — Year Ended December 31, 2013 vs. Year Ended December 31, 2012

	For the year ended December 31,
	2013	2012	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	224,912	249,310	-10%
Crude oil and condensate (Bbls)	1,196	1,282	-7%

Total production (Mcfe)	232,088	257,006	-10%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$3.57	$4.01	-11%
Natural gas ($/Mcf, excluding hedges)	$3.66	$2.79	31%
Crude oil and condensate ($/Bbl, incl realized hedges)	$90.98	$89.08	2%
Crude oil and condensate ($/Bbl, excluding hedges)	$91.25	89.08	2%

Revenues:
Natural gas sales	$824,266	$695,733	18%
Oil sales	$109,138	$114,241	-4%

Total operating revenues	$933,404	$809,974	15%

Derivatives:
Realized (loss) gain on commodity derivatives	$(20,878)	$303,966	n/a
Unrealized (loss) on commodity derivatives	$(25,876)	$(230,385)	n/a

Total (loss) gain on commodity derivatives	$(46,754)	$73,581	n/a

Operating Costs and Expenses:
Lease operating expenses	$68,106	$63,823	7%
Liquids gathering system operating lease expense	$20,000	$645	3001%
Production taxes	$72,398	$60,757	19%
Gathering fees	$52,074	$59,004	-12%
Transportation charges	$82,797	$84,470	-2%
Depletion, depreciation and amortization	$243,390	$388,985	-37%
General and administrative expenses	$22,373	$25,104	-11%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.29	$0.25	16%
Liquids gathering system operating lease expense	$0.09	$—	n/a
Production taxes	$0.31	$0.24	29%
Gathering fees	$0.22	$0.23	-4%
Transportation charges	$0.36	$0.33	9%
Depletion, depreciation and amortization	$1.05	$1.51	-30%
General and administrative expenses	$0.10	$0.10	0%

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

Operating Costs and Expenses:

Lease Operating Expense.    Lease operating expenses increased to $68.1 million for the year ended December 31, 2013 compared to $63.8 million during the same period in 2012 primarily due to increased well counts. On a unit of production basis, LOE costs increased to $0.29 per Mcfe at December 31, 2013 compared to $0.25 per Mcfe at December 31, 2012 as a result of decreased production volumes and increased costs during the period ended December 31, 2013.

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

Gathering Fees.    Gathering fees decreased to $52.1 million for the year ended December 31, 2013 compared to $59.0 million during the same period in 2012 largely due to ownership participation in the Anadarko gathering system beginning in the second quarter of 2012 as well as a higher percentage of production in Pennsylvania in areas where the Company does not incur third party gathering fees. On a per unit basis, gathering fees were $0.22 per Mcfe for the year ended December 31, 2013 as compared to $0.23 per Mcfe for the period ended December 31, 2012.

Transportation Charges.    The Company incurred firm transportation charges totaling $82.8 million for the year ended December 31, 2013 as compared to $84.5 million for the same period in 2012 in association with REX pipeline charges. On a per unit basis, transportation charges increased to $0.36 per Mcfe (on total company volumes) for the year ended December 31, 2013 as compared to $0.33 per Mcfe for the same period in 2012 primarily due to decreased production volumes during the year ended December 31, 2013.

Depletion, Depreciation and Amortization.    DD&A expenses decreased to $243.4 million during the year ended December 31, 2013 from $389.0 million for the same period in 2012. Of this decrease, $119.4 million was attributable to a lower depletion rate due to a lower depletable base as a result of the ceiling test write-downs during the year ended December 31, 2012 and $26.2 million was attributable to decreased production volumes during the year ended December 31, 2013. On a unit of production basis, DD&A decreased to $1.05 per Mcfe at December 31, 2013 from $1.51 per Mcfe at December 31, 2012.

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

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives.    During the year ended December 31, 2013, the Company recognized a loss of $46.8 million compared with a gain of $73.6 million related to commodity derivatives. Of this total, the Company recognized $20.9 million related to realized loss on commodity derivatives as compared to $304.0 million related to realized gain during the year ended December 31, 2012. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $25.9 million unrealized loss on commodity derivatives at December 31, 2013 as compared to a $230.4 million unrealized loss on commodity derivatives at December 31, 2012. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2014, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. In addition, the Company completed the issuance of $850.0 million of senior notes in September 2014 to finance a portion of the purchase price of the SWEPI Transaction (See Note 5).

The Company participated in 242 wells that were drilled to total depth and cased during 2014. For the year ended December 31, 2014, capital expenditures, excluding the SWEPI Transaction and Utah acquisition final accounting of $891.1 million, were $612.2 million ($599.9 million related to oil and gas exploration and development expenditures, $6.8 million related to gathering system expenditures and $5.5 million related to other property costs). Additionally, the Company sold real property in Colorado for proceeds of $27.9 million (See Note 4).

At December 31, 2014, the Company reported a cash position of $8.9 million compared to $10.7 million at December 31, 2013. Working capital deficit at December 31, 2014 was $168.6 million compared to a deficit of $278.8 million at December 31, 2013. At December 31, 2014, the Company had $518.0 million in outstanding borrowings and $482.0 million of available borrowing capacity under the Credit Agreement (defined below). In addition, the Company had $2.86 billion outstanding in senior notes (See Note 5). Other long-term obligations of $152.5 million at December 31, 2014 is comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s positive cash provided by operating activities, along with availability under the senior credit facility, are projected to be sufficient to fund the Company’s budgeted capital investment program for 2015, which is currently projected to be approximately $460.0 million.

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With the majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At December 31, 2014, the Company had $518.0 million in outstanding borrowings and $482.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus a margin based on a grid of Ultra Resources, Inc.’s consolidated leverage ratio (100 basis points as of December 31, 2014) or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of December 31, 2014). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio. For the year ended December 31, 2014, the Company incurred $2.0 million in commitment fees associated with its credit facility.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as Ultra Resources, Inc.’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of Ultra Resources, Inc.’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2014, the Company was in compliance with all of its debt covenants under the Credit Agreement. (See Note 5).

Ultra Resources, Inc. Senior Notes —

Ultra Resources also has outstanding $1.56 billion in principal amount of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At December 31, 2014, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 5).

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024:    On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 — 103.063%; 2020 — 102.042%; 2021 — 101.021%; and 2022 and thereafter — 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At December 31, 2014, the Company was in compliance with all of its debt covenants under the 2024 Notes. (See Note 5).

Senior Notes due 2018:    On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At December 31, 2014, the Company was in compliance with all of its debt covenants under the Notes. (See Note 5).

Cash flows provided by (used in):

Operating Activities.    During the year ended December 31, 2014, net cash provided by operating activities was $712.6 million, a 51% increase from $472.6 million for the same period in 2013. The increase in net cash provided by operating activities was largely attributable to increased revenues as a result of increased natural gas price realizations and increased oil production during the year ended December 31, 2014 as compared to the same period in 2013.

Investing Activities.    During the year ended December 31, 2014, net cash used in investing activities was $1.6 billion as compared to $1.1 billion for the same period in 2013. The increase in net cash used in investing activities is largely related to acquisition costs of $891.1 million associated with the SWEPI Transaction (See Note 13 for a description of the transaction), increased capital investments associated with the Company’s drilling activities in 2014 as compared to 2013 and changes in the capital cost accrual. The Company accrues for exploration and development costs and construction of gathering systems in the period incurred, while payment may occur in a subsequent period.

Financing Activities.    During the year ended December 31, 2014, net cash provided by financing activities was $886.4 million as compared to net cash provided by financing activities of $618.6 million for the same period in 2013. The change in cash provided by net financing activities is primarily due to increased borrowings during 2014 as compared to 2013, primarily related to the SWEPI Transaction (See Note 13 for a description of the transaction).

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In 2014, we maintained our low cost structure which contributes to our long-term favorable returns and growth profile.

While our net cash provided by operating activities will be negatively affected by continued low commodity prices, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash, will provide sufficient liquidity to fund our capital investments and operations over the next twelve months. We continue to monitor and evaluate the impact of reduced commodity prices in order to determine the appropriate size and nature of our capital investment program.

We expect to rely on our available cash, our existing credit facility and the cash generated from operations to meet our obligations. While we continue to monitor the overall health of the credit markets, a renewed, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt (See Note 5)	$3,378,000	$100,000	$696,000	$823,000	$1,759,000
Interest payments	1,074,198	171,693	313,988	238,228	350,289
Transportation contract (REX)(1)	469,024	100,923	202,122	165,979	—
Operating lease — Liquids Gathering System	267,956	20,647	41,350	41,294	164,665
Drilling contracts	32,983	31,641	1,342	—	—
Office space lease	8,600	1,045	2,644	2,374	2,537

Total contractual obligations	$5,230,761	$425,949	$1,257,446	$1,270,875	$2,276,491

(1)

The values in the table represent the gross amounts that the Company is committed to pay; however, we record in our financial statements the Company’s proportionate share of costs based on our revenue interest.

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

Operating lease.    During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Lease Agreement”) relating to the use of the LGS. The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index, which is 1.53% at January 1, 2015) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease.

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

Drilling contracts.    As of December 31, 2014, the Company had committed to drilling obligations that will continue into 2016. The commitments expire in 2016 and were entered into to fulfill the Company’s drilling program initiatives.

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $8.6 million at December 31, 2014.

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

Commodity Derivative Contracts:     At December 31, 2014, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price. The reference prices of these commodity derivative contracts are typically referenced to an index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/MMBTU	Fair Value - December 31, 2014
					Asset (000’s)
Swap	NYMEX — Henry Hub	Jan — Mar 2015	210,000	$4.54	$29,201
Swap	NYMEX — Henry Hub	Apr — Oct 2015	522,500	$3.65	$74,989

Subsequent to December 31, 2014 and through February 11, 2015, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price:

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/ MMBTU
Swap	NYMEX — Henry Hub	Apr — Oct 2015	150,000	$2.98

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
Commodity Derivatives (000’s):	2014	2013	2012
Realized (loss) gain on commodity derivatives-natural gas(1)	$(48,170)	$(20,552)	$303,966
Realized gain (loss) on commodity derivatives-crude oil(1)	506	(326)	—
Unrealized gain (loss) on commodity derivatives(1)	130,066	(25,876)	(230,385)

Total gain (loss) on commodity derivatives	$82,402	$(46,754)	$73,581

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

Item 8. Financial	Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp.

We have audited Ultra Petroleum Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ultra Petroleum Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultra Petroleum Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Ultra Petroleum Corp. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2015

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$969,850	$824,266	$695,733
Oil sales	260,170	109,138	114,241

Total operating revenues	1,230,020	933,404	809,974
Expenses:
Lease operating expenses	96,496	68,106	63,823
Liquids gathering system operating lease expense	20,306	20,000	645
Production taxes	103,898	72,398	60,757
Gathering fees	59,931	52,074	59,004
Transportation charges	77,780	82,797	84,470
Depletion, depreciation and amortization	292,951	243,390	388,985
Ceiling test and other impairments	—	—	2,972,464
General and administrative	19,069	22,373	25,104

Total operating expenses	670,431	561,138	3,655,252
Operating income (loss)	559,589	372,266	(2,845,278)
Other income (expense), net:
Interest expense	(126,157)	(101,486)	(88,180)
Gain (loss) on commodity derivatives	82,402	(46,754)	73,581
Deferred gain on sale of liquids gathering sytem	10,553	10,553	—
Contract cancellation fees	—	—	(15,469)
Gain on sale of property	8,022	—	—
Other income (expense), net	2,618	(357)	(1,765)

Total other (expense) income, net	(22,562)	(138,044)	(31,833)
Income (loss) before income tax benefit	537,027	234,222	(2,877,111)
Income tax benefit	(5,824)	(3,616)	(700,213)

Net income (loss)	$542,851	$237,838	$(2,176,898)

Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic	$3.54	$1.55	$(14.24)

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted	$3.51	$1.54	$(14.24)

Weighted average common shares outstanding — basic	153,136	152,963	152,845

Weighted average common shares outstanding — fully diluted	154,694	154,426	152,845

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Michael J. Keeffe
Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Amounts in thousands of U. S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$8,919	$10,664
Restricted cash	117	119
Oil and gas revenue receivable	111,915	84,095
Joint interest billing and other receivables	32,502	17,725
Derivative assets	104,190	1,415
Other current assets	19,495	14,613

Total current assets	277,138	128,631
Oil and gas properties, net, using the full cost method of accounting:
Proven	3,636,643	2,008,538
Unproven properties not being amortized	242,294	413,073
Property, plant and equipment	12,186	216,909
Deferred income taxes	30,640	6
Deferred financing costs and other	26,789	18,162

Total assets	$4,225,690	$2,785,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,580	$54,806
Accrued liabilities	89,865	79,811
Production taxes payable	55,585	40,538
Current portion of long-term debt	100,000	—
Interest payable	46,098	31,865
Derivative liabilities	—	27,291
Deferred income tax liabilities	30,638	—
Capital cost accrual	45,952	173,165

Total current liabilities	445,718	407,476
Long-term debt	3,278,000	2,470,000
Deferred income tax liabilities	992	—
Deferred gain on sale of liquids gathering system	136,848	147,401
Other long-term obligations	152,472	91,932
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding shares — 152,896,315 and 152,990,123, at December 31, 2014 and 2013, respectively	495,913	487,273
Treasury stock	(6,213)	(1,961)
Retained (loss)	(278,040)	(816,802)

Total shareholders’ equity (deficit)	211,660	(331,490)

Total liabilities and shareholders’ equity	$4,225,690	$2,785,319

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Earnings (Loss)	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2011	152,477	$463,221	$1,145,439	$(14,951)	$1,593,709
Stock options exercised	34	632	—	—	632
Employee stock plan grants	708	613	—	—	613
Shares re-issued from treasury	—	(1,245)	(14,793)	16,038	—
Shares repurchased	(50)	—	—	(1,100)	(1,100)
Net share settlements	(239)	—	(5,618)	—	(5,618)
Fair value of employee stock plan grants	—	15,222	—	—	15,222
(Reduction in) tax benefit on stock based compensation	—	(4,427)	—	—	(4,427)
Net (loss)	—	—	(2,176,898)	—	(2,176,898)

Balances at December 31, 2012	152,930	$474,016	$(1,051,870)	$(13)	$(577,867)

Stock options exercised	1	11	—	—	11
Employee stock plan grants	347	700	—	—	700
Shares repurchased	(165)	—	—	(3,311)	(3,311)
Shares re-issued from treasury	—	(711)	(652)	1,363	—
Net share settlements	(122)	—	(2,118)	—	(2,118)
Fair value of employee stock plan grants	—	13,257	—	—	13,257
Net income	—	—	237,838	—	237,838

Balances at December 31, 2013	152,991	$487,273	$(816,802)	$(1,961)	$(331,490)

Stock options exercised	43	770	—	—	770
Employee stock plan grants	298	700	—	—	700
Shares repurchased	(332)	—	—	(6,472)	(6,472)
Shares re-issued from treasury	—	(770)	(1,450)	2,220	—
Net share settlements	(104)	—	(2,639)	—	(2,639)
Fair value of employee stock plan grants	—	7,940	—	—	7,940
Net income	—	—	542,851	—	542,851

Balances at December 31, 2014	152,896	$495,913	$(278,040)	$(6,213)	$211,660

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):	(Amounts in thousands of U.S. dollars)
Operating activities:
Net income (loss) for the period	$542,851	$237,838	$(2,176,898)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	292,951	243,390	388,985
Ceiling test and other impairments	—	—	2,972,464
Deferred and current non-cash income taxes	995	(6)	(712,576)
Unrealized (gain) loss on commodity derivatives	(130,066)	25,876	230,385
Deferred gain on sale of liquids gathering system	(10,553)	(10,553)	—
Gain on sale of property	(8,022)	—	—
Reduction in tax benefit from stock based compensation	—	—	4,427
Stock compensation	5,467	9,767	10,756
Other	4,569	2,252	3,667
Net changes in operating assets and liabilities:
Restricted cash	2	2	—
Accounts receivable	(43,116)	16,565	62,758
Other current assets	(1,920)	1,180	1,740
Other non-current assets	284	277	284
Accounts payable	28,696	(1,400)	(37,964)
Accrued liabilities	(5,938)	(32,904)	(77,633)
Production taxes payable	15,115	(7,207)	(14,372)
Interest payable	14,233	1,772	(213)
Other long-term obligations	6,427	3,296	(9,031)
Current taxes payable/receivable	609	(17,507)	8,046

Net cash provided by operating activities	712,584	472,638	654,825

Investing Activities:
Acquisition of oil and gas properties	(891,075)	(649,801)	—
Oil and gas property expenditures	(599,913)	(370,662)	(708,017)
Gathering system expenditures	(6,842)	(5,510)	(127,149)
Proceeds from sale of property	27,944	—	—
Proceeds from sale of liquids gathering system	—	(129)	203,046
Proceeds from sale of marketable securities	—	—	21,235
Change in capital cost accrual	(125,577)	(65,975)	38,338
Inventory	175	(627)	(374)
Purchase of property, plant and equipment	(5,455)	(815)	(4,302)

Net cash used in investing activities	(1,600,743)	(1,093,519)	(577,223)

Financing activities:
Borrowings on long-term debt	1,095,000	1,006,000	852,000
Payments on long-term debt	(1,037,000)	(823,000)	(918,000)
Proceeds from issuance of Senior Notes	850,000	450,000	—
Deferred financing costs	(13,245)	(8,958)	—
Repurchased shares/net share settlements	(9,111)	(5,429)	(6,718)
(Reduction in) tax benefit from stock based compensation	—	—	(4,427)
Proceeds from exercise of options	770	11	1,157

Net cash provided by (used in) financing activities	886,414	618,624	(75,988)

(Decrease) increase in cash during the period	(1,745)	(2,257)	1,614
Cash and cash equivalents, beginning of period	10,664	12,921	11,307

Cash and cash equivalents, end of period	$8,919	$10,664	$12,921

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$108,889	$99,542	$101,237
Income taxes	$1,752	$13,843	$4,379

Non-cash investing activities — oil and gas properties	$20,000	$12,651	$—

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

(d) Accounts receivable:    Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for uncollectible accounts. The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables.

(e) Property, plant and equipment:    Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful life. Previously, gathering system expenditures were recorded at cost and depreciated separately from proven oil and gas properties using the straight-line method due to the expectation that they would be used to transport production from probable and possible reserves, as well as from third parties. However, subsequent to the SWEPI Transaction (See Note 13), the Company’s remaining gathering systems are expected to only be used to transport the Company’s proved volumes and as a result, $91.8 million was transferred to proven oil and gas properties at September 30, 2014.

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

Under the full cost method, costs of unevaluated properties and major development projects expected to require significant future costs may be excluded from capitalized costs being amortized. The Company excludes significant costs until proved reserves are found or until it is determined that the costs are impaired. The Company reviews its unproved leasehold costs quarterly or when management determines that events or circumstances indicate that the recorded carrying value of the unevaluated properties may not be recoverable. The fair values of unproved properties are evaluated utilizing a discounted net cash flows model based on management’s assumptions of future oil and gas production, commodity prices, operating and development costs; as well as appropriate discount rates. The estimated prices used in the cash flow analysis are determined by management based on forward price curves for the related commodities, adjusted for average historical location and quality differentials. Estimates of cash flows related to probable and possible reserves are reduced by additional risk-weighting factors. The amount of any impairment is transferred to the capitalized costs being amortized. For the years ended December 31, 2014 and 2013, the Company did not determine any impairment related to unevaluated properties or major development projects excluded from capitalized costs being amortized.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil, natural gas and NGL prices may subsequently increase the ceiling.

During 2012, the Company recorded a $2.9 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2012, September 30, 2012 and June 30, 2012 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2014 or 2013.

(g) Inventories:    At December 31, 2014 and 2013, inventory of $10.2 million and $5.2 million primarily includes the cost of pipe and production equipment that will be utilized during the 2015 drilling program and crude oil inventory. Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. The Company uses the weighted average method of recording its materials and supplies inventory. Crude oil inventory is valued at lower of cost or market.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Derivative instruments and hedging activities:    The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations as an unrealized gain or loss on commodity derivatives. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 7).

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

The Company has recorded a valuation allowance against certain deferred tax assets of $161.5 million as of December 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

(j) Earnings (loss) per share:    Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

The following table provides a reconciliation of components of basic and diluted net income (loss) per common share:

	December 31,
	2014	2013	2012
Net income (loss)	$542,851	$237,838	$(2,176,898)

Weighted average common shares outstanding during the period	153,136	152,963	152,845
Effect of dilutive instruments	1,558	1,463	— (1)

Weighted average common shares outstanding during the period including the effects of dilutive instruments	154,694	154,426	152,845

Net income (loss) per common share — basic	$3.54	$1.55	$(14.24)

Net income (loss) per common share — fully diluted	$3.51	$1.54	$(14.24)

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,377	1,406	— (1)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Due to the net loss for the year ended December 31, 2012, 1.9 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of loss per share.

(k) Use of estimates:    Preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) Accounting for share-based compensation:    The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values in accordance with FASB ASC Topic 718, Compensation — Stock Compensation.

(m) Fair value accounting:    The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. See Note 8 for additional information.

(n) Asset retirement obligation:    The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations. As a full cost company, settlements for asset retirement obligations for abandonment are adjusted to the full cost pool. The asset retirement obligation is included within other long-term obligations in the accompanying Consolidated Balance Sheets.

(o) Revenue recognition:    The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices and under multi-year contracts that provide for a fixed price of oil and natural gas. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. Any amount received in excess of the Company’s share of the volumes is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2014 and 2013, the Company had a net natural gas imbalance liability of $3.0 million and $3.3 million, respectively.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q) Capital cost accrual:    The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

(r) Reclassifications:    Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

(s) Recent accounting pronouncements:    In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 becomes effective at the beginning of 2017. The Company is still evaluating the impact of ASU No. 2014-09 on its financial position and results of operations.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 modifies the criteria for disposals to qualify as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of this amendment will not have a material effect on our financial position or results of operations.

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

	December 31,
	2014	2013
Asset retirement obligations at beginning of period	$72,807	$60,814
Accretion expense	6,571	5,171
Liabilities incurred	10,242	7,730
Liabilities acquired(1)	53,270	—
Liabilities divested(1)	(15,760)	—
Liabilities settled	(336)	(2,334)
Revisions of estimated liabilities	446	1,426

Asset retirement obligations at end of period	127,240	72,807
Less: current asset retirement obligations	(417)	(96)

Long-term asset retirement obligations	$126,823	$72,711

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

On September 25, 2014, a wholly owned subsidiary of Ultra Petroleum Corp. completed the acquisition of all producing and non-producing properties in the Pinedale field in Sublette County, Wyoming in exchange for certain of the Company’s producing and non-producing properties in Pennsylvania and a cash payment (See Note 13 for further details).

3.    OIL AND GAS PROPERTIES:

	December 31, 2014	December 31, 2013
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs(2), (3)	$9,731,407	$7,817,374
Less: Accumulated depletion, depreciation and amortization	(6,094,764)	(5,808,836)

	3,636,643	2,008,538
Unproven Properties:
Acquisition and exploration costs not being amortized(1), (2)	242,294	413,073

Net capitalized costs — oil and gas properties	$3,878,937	$2,421,611

On a unit basis, DD&A from continuing operations was $1.18, $1.05 and $1.51 per Mcfe for the years ended December 31, 2014, 2013 and 2012, respectively.

(1)

Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated as well as on work in process relating to gathering systems that are not currently in service. For the years ended December 31, 2014 and 2013, total interest on outstanding debt was $146.6 million and $103.5 million, respectively, of which $20.4 million and $2.0 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and work in process relating to gathering systems that are not currently in service.

(2)

On December 12, 2013 the Company, through its subsidiary, UPL Three Rivers Holdings, LLC, closed on the acquisition of crude oil assets located in Three Rivers Field in Uintah County, Utah. The assets consist of producing wells, undeveloped acreage and water and gas gathering assets.

(3)

On September 25, 2014, a wholly owned subsidiary of Ultra Petroleum Corp. completed the acquisition of all producing and non-producing properties (including gathering systems) in the Pinedale field in Sublette County, Wyoming (the “SWEPI Properties”) from SWEPI, LP, an affiliate of Royal Dutch Shell, plc in exchange for certain of the Company’s producing and non-producing properties (including gathering systems) in Pennsylvania (the “Pennsylvania Properties”) and a cash payment. See Note 13.

Unproven Properties

The Company holds interests in domestic projects in which costs related to these interests are not being depleted pending determination of existence of estimated proved reserves. For the years ended December 31, 2014 and 2013, the Company did not determine any impairment related to unevaluated properties or major development projects excluded from capitalized costs being amortized.

	Total	2014	2013	2012	Prior
Acquisition costs	$228,516	$(191,184)	$419,700	$(481,689)	$481,689
Exploration costs	(7,708)	173	(7,881)	(9,962)	9,962
Capitalized interest	21,486	20,232	1,254	(45,875)	45,875

Unproven properties	$242,294	$(170,779)	$413,073	$(537,526)	$537,526

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2014			2013
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Gathering systems(1)(2)	$—	$—	$—	$189,110
Computer equipment	2,967	(2,050)	917	892
Office equipment	467	(410)	57	41
Leasehold improvements	471	(360)	111	136
Land(3)	5,778	—	5,778	22,359
Other	13,656	(8,333)	5,323	4,371

Property, plant and equipment, net	$23,339	$(11,153)	$12,186	$216,909

(1)

Historically, gathering system expenditures were recorded at cost and depreciated separately from proven oil and gas properties using the straight-line method due to the expectation that they would be used to transport production from probable and possible reserves, as well as from third parties. However, subsequent to the SWEPI Transaction (See Note 13), the Company’s remaining gathering systems are expected to only be used to transport the Company’s proved volumes and as a result, $91.8 million has been transferred to proven oil and gas properties.

(2)

On September 25, 2014, a wholly owned subsidiary of Ultra Petroleum Corp. completed the acquisition of all producing and non-producing properties (including gathering systems) in the Pinedale field in Sublette County, Wyoming in exchange for certain of the Company’s producing and non-producing properties (including gathering systems) in Pennsylvania and a cash payment (See Note 13 for further details).

(3)	During November 2014, the Company sold certain real property in El Paso County, Colorado for proceeds of $27.9 million.

5.    DEBT AND OTHER LONG-TERM LIABILITIES:

	December 31,	December 31,
	2014	2013
Short-term debt:
Senior Notes due March 2015	$100,000	$—

Long-term debt and other long-term liabilities:
Bank indebtedness	518,000	460,000
Senior notes	2,760,000	2,010,000
Other long-term obligations	152,472	91,932

	$3,530,472	$2,561,932

Aggregate maturities of debt at December 31, 2014:
2015	2016	2017	2018	2019	Beyond 5 years	Total
$100,000	$580,000	$116,000	$650,000	$173,000	$1,759,000	$3,378,000

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ultra Resources, Inc. Bank Indebtedness  —

Bank indebtedness.    The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With the majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At December 31, 2014, the Company had $518.0 million in outstanding borrowings and $482.0 million of available borrowing capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus a margin based on a grid of Ultra Resources, Inc.’s consolidated leverage ratio (100 basis points as of December 31, 2014) or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (200 basis points per annum as of December 31, 2014). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio. For the year ended December 31, 2014, the Company incurred $2.0 million in commitment fees associated with its credit facility.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as Ultra Resources, Inc.’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of Ultra Resources, Inc.’s oil and gas properties to total funded debt of no less than one and one half times to one. At December 31, 2014, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes  —

Ultra Resources also has outstanding $1.56 billion in principal amount of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At December 31, 2014, the Company was in compliance with all of its debt covenants under the Senior Notes.

Ultra Petroleum Corp. Senior Notes  —

Senior Notes due 2024:    On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 — 103.063%; 2020 — 102.042%; 2021 — 101.021%; and 2022 and thereafter — 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At December 31, 2014, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018:    On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At December 31, 2014, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Other long-term obligations:    These costs primarily relate to the long-term portion of production taxes payable and our asset retirement obligations.

6.    SHARE BASED COMPENSATION:

The Company sponsors two share based compensation plans: the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2015 Stock Incentive Plan (“2015 Plan”; and together with the 2005 Plan, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The share based compensation plan is an important component of the total compensation package offered to the Company’s key service providers, and reflects the importance that the Company places on motivating and rewarding superior results.

The 2005 Plan was adopted by the Company’s Board of Directors on January 1, 2005 and approved by the Company’s shareholders on April 29, 2005. The 2015 Plan was adopted by the Company’s Board of Directors on March 31, 2014 and approved by our shareholders on May 20, 2014. The purpose of the Plans is to foster and promote the long-term financial success of the Company and to increase shareholder value by attracting, motivating and retaining key employees, consultants, and outside directors, and providing such participants with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with those of the Company’s shareholders, and thus, enabling such participants to share in the long-term growth and success of the Company. To accomplish these goals, the Plans permit the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, and other stock-based awards, some of which may require the satisfaction of performance-based criteria in order to be payable to participants. The Committee determines the terms and conditions of the awards, including, any vesting requirements and vesting restrictions and estimates forfeitures that may occur. The Committee may grant awards under the 2005 Plan until December 31, 2014, unless terminated sooner by the Board of Directors, and under the 2015 Plan until December 31, 2024.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information

	Year Ended December 31,
	2014	2013	2012
Total cost of share-based payment plans	$8,640	$13,957	$15,835
Amounts capitalized in oil and gas properties and equipment	$3,173	$4,190	$5,079
Amounts charged against income, before income tax benefit	$5,467	$9,767	$10,756
Amount of related income tax benefit recognized in income before valuation allowances	$2,285	$4,083	$4,463

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
	(000’s)		(000’s)
Equity compensation plans approved by security holders	690	$56.58	2,608
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	690	$56.58	2,608

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three year period ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price (US$)
	(000’s)
Balance, December 31, 2011	1,459	$16.97	to	$98.87

Forfeited	(68)	$25.08	to	$75.18
Exercised	(34)	$16.97	to	$19.18

Balance, December 31, 2012	1,357	$16.97	to	$98.87

Forfeited	(110)	$25.68	to	$75.18
Exercised	(1)	$16.97	to	$16.97

Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(513)	$33.57	to	$75.18
Exercised	(43)	$16.97	to	$25.68

Balance, December 31, 2014	690	$25.68	to	$98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(000’s)	(Years)
$25.68 - $53.39	126	0.64	$44.25	$—
$50.15 - $65.04	125	1.55	$57.00	$—
$49.05 - $62.23	281	2.28	$53.85	$—
$51.60 - $98.87	158	3.43	$70.92	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.16 per share on December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2014.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2014	2013	2012
Options forfeited during the year	$24.40	$25.44	$27.05

As of December 31, 2011, all options were fully vested; therefore, no options vested during the years ended December 31, 2014, 2013 or 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.4 million, immaterial and $0.3 million, respectively.

At December 31, 2014, there was no unrecognized compensation cost related to non-vested, employee stock options as all options fully vested as of December 31, 2011.

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

For each LTIP award, the Committee establishes performance measures at the beginning of each three-year performance period. Under each LTIP, the Committee also establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary at the beginning of the performance period and individual performance level to derive a Long Term Incentive Value as a “target” value. This target value corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the participant is employed by the Company through the date the award vests and if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event that actual performance is below or above target levels. For the LTIP awards in 2012, the Committee established the following performance measures: return on equity, reserve replacement ratio, and production

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

growth. For the LTIP awards in 2014 and 2013, the Committee established the following performance measures: return on capital employed, debt level, reserve replacement ratio, and total shareholder return (officers only).

For the year ended December 31, 2014, the Company recognized $6.3 million in pre-tax compensation expense related to the 2012, 2013 and 2014 LTIP awards of restricted stock units. For the year ended December 31, 2013, the Company recognized $6.9 million in pre-tax compensation expense related to the 2011, 2012 and 2013 LTIP awards of restricted stock units. For the year ended December 31, 2012, the Company recognized $7.9 million in pre-tax compensation expense related to the 2010, 2011 and 2012 LTIP awards of restricted stock units. The amounts recognized during the year ended December 31, 2014 assumes that performance objectives between target and maximum are attained for the 2012 LTIP and maximum performance objectives are attained under the 2013 LTIP and 2014 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at December 31, 2014, for each of the three year performance periods is expected to be approximately $10.2 million, $12.6 million, and $13.0 million related to the 2012, 2013 and 2014 LTIP awards of restricted stock units, respectively. The 2011 LTIP Common Stock Award was paid in shares of the Company’s stock to employees during the first quarter of 2014 and totaled $8.4 million (106,437 net shares).

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current expense or income in the Consolidated Statements of Operations. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the Consolidated Statements of Cash Flows.

Commodity Derivative Contracts:    At December 31, 2014, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/ MMBTU	Fair Value - December 31, 2014
					Asset
Swap	NYMEX-Henry Hub	Jan — Mar 2015	210,000	$4.54	$29,201
Swap	NYMEX-Henry Hub	Apr — Oct 2015	522,500	$3.65	$74,989

Subsequent to December 31, 2014 and through February 11, 2015, the Company has entered into the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price and pays the variable price:

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price/ MMBTU
Swap	NYMEX-Henry Hub	Apr — Oct 2015	150,000	$2.98

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
Commodity Derivatives:	2014	2013	2012
Realized (loss) gain on commodity derivatives-natural gas(1)	$(48,170)	$(20,552)	$303,966
Realized gain (loss) on commodity derivatives-crude oil(1)	506	(326)	—
Unrealized gain (loss) on commodity derivatives(1)	130,066	(25,876)	(230,385)

Total gain (loss) on commodity derivatives	$82,402	$(46,754)	$73,581

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$104,190	$—	$104,190

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

Assets and Liabilities Measured on a Non-recurring Basis

The Company uses fair value to determine the value of its asset retirement obligations (“ARO”). The inputs used to determine such fair value under the expected present value technique are primarily based upon internal estimates prepared by reservoir engineers for costs of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties and would be classified Level 3 inputs.

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

	December 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
5.45% Notes due March 2015, issued 2008	$100,000	$101,931	$100,000	$105,913
7.31% Notes due March 2016, issued 2009	62,000	65,027	62,000	70,228
4.98% Notes due January 2017, issued 2010	116,000	116,240	116,000	126,342
5.92% Notes due March 2018, issued 2008	200,000	203,738	200,000	226,127
5.75% Notes due December 2018, issued 2013	450,000	414,505	450,000	466,946
7.77% Notes due March 2019, issued 2009	173,000	187,105	173,000	211,877
5.50% Notes due January 2020, issued 2010	207,000	201,371	207,000	229,068
4.51% Notes due October 2020, issued 2010	315,000	283,335	315,000	323,732
5.60% Notes due January 2022, issued 2010	87,000	82,581	87,000	95,736
4.66% Notes due October 2022, issued 2010	35,000	30,476	35,000	35,494
6.125% Notes due October 2024, issued 2014	850,000	754,485	—	—
5.85% Notes due January 2025, issued 2010	90,000	83,876	90,000	99,142
4.91% Notes due October 2025, issued 2010	175,000	147,649	175,000	175,744
Credit Facility due October 2016	518,000	518,000	460,000	460,000

	$3,378,000	$3,190,319	$2,470,000	$2,626,349

9. INCOME TAXES:

Income (loss) before income tax benefit is as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$505,689	$210,580	$(2,892,207)
Foreign	31,338	23,642	15,096

Total	$537,027	$234,222	$(2,877,111)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Current tax:
U.S. federal, state and local	$(110)	$(8,491)	$9,037
Foreign	(6,709)	4,881	3,326
(Reduction in) current tax benefit on stock based compensation:
U.S. federal, state and local	—	—	(4,427)

Total current tax expense (benefit)	(6,819)	(3,610)	7,936
Deferred tax:
U.S. federal, state and local	—	—	(708,160)
Foreign	995	(6)	11

Total deferred tax expense (benefit)	995	(6)	(708,149)

Total income tax (benefit) provision	$(5,824)	$(3,616)	$(700,213)

The income tax provision (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Income tax provision (benefit) computed at the U.S. statutory rate	$187,959	$81,978	$(1,006,989)
State income tax provision (benefit) net of federal benefit	8,023	1,329	(136,112)
Valuation allowance	(199,038)	(81,923)	446,148
Tax effect of rate change	15,457	(2,871)	1,358
Foreign rate differential	(16,314)	(3,508)	(5,531)
Other, net	(1,911)	1,379	913

Total income tax (benefit) provision	$(5,824)	$(3,616)	$(700,213)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets — current:
Derivative instruments, net	$—	$9,636
Incentive compensation/other, net	6,150	7,641

	6,150	17,277

Valuation allowance	—	(16,778)

Net deferred tax assets — current	$6,150	$499

Deferred tax liabilities — current:
Derivative instruments, net	$36,788	$499

Net deferred tax liabilities — current	$36,788	$499

Net deferred tax liability — current	$30,638	$—

Deferred tax assets — non-current:
Property and equipment	—	131,340
Deferred gain	48,319	52,045
U.S. federal tax credit carryforwards	16,144	16,254
U.S. net operating loss carryforwards	147,336	71,843
U.S. state net operating loss carryforwards	53,654	36,205
Asset retirement obligations	45,039	26,876
Incentive compensation/other, net	19,142	13,007

	329,634	347,570
Valuation allowance	(161,480)	(346,596)

Net deferred tax assets — non-current	$168,154	$974

Deferred tax liabilities — non-current:
Property and equipment	137,514	—
Other	—	968

Net non-current tax liabilities	$137,514	$968

Net non-current tax asset	$30,640	$6

Deferred tax liabilities — non-current:
Other — non-US	992	—

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

At December 31, 2014 and 2013, the Company recorded a valuation allowance against certain deferred tax assets of $161.5 million and $363.4 million, respectively. Some or all of this valuation allowance may be reversed in future periods against future income. The Company’s valuation allowance changed by $201.9 million

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from December 31, 2013 to December 31, 2014. Of this amount, $199.0 million reduced the Company’s current year deferred tax expense, and $2.9 million was reflected through shareholders’ equity.

As of December 31, 2014, the Company had approximately $14.1 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. Federal income taxes. These AMT credits do not expire and can be carried forward indefinitely. The Company has $0.5 million of general business credits available to offset U.S. federal income taxes. These general business credits expire in 2032. In addition, the Company has $1.7 million of foreign tax credit carryforwards, none of which expire prior to 2017.

The Company generated a U.S. federal tax loss of $214.9 million and $260.1 million for the years ended December 31, 2014 and 2013, respectively. Of the 2013 loss, $54.5 million was carried back to offset taxable income generated in prior tax years. An income tax receivable of $8.0 million was recorded at December 31, 2013 and was reflected as a reduction in income tax expense in the Consolidated Statements of Operations for the year ended December 31, 2013. The remaining U.S. federal tax net operating loss of $420.9 million will be carried forward to offset taxable income generated in future years, and if unutilized, will expire in 2033 and 2034. The Company has Pennsylvania state tax net operating loss carry forwards of $798.4 million which will expire between 2031 and 2034. The Company has immaterial state tax net operating loss carry forwards in other jurisdictions, none of which expire prior to 2020.

The Company generated a Canada Federal and Provincial tax loss of $23.8 million for the year ended December 31, 2014. This loss will be carried back to offset taxable income generated in the prior three tax years. An income tax receivable of $6.2 million has been recorded at December 31, 2014 and is reflected as a reduction in 2014 income tax expense in the Consolidated Statement of Operations. As a result of this carryback, no Canada Federal and Provincial tax loss will be carried forward to offset taxable income generated in future years.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2014.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not incurred any interest or penalties associated with unrecognized tax benefits.

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and international jurisdictions. With certain exceptions, the income tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions in which the Company has business activity.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. Accordingly, no provision for Canadian income taxes and/or withholding taxes has been provided thereon.

10.    EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer 100% of their compensation, subject to limitations. The Company matches all of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $2.0 million, $1.6 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company currently projects that demand charges related to the remaining term of the contract will total approximately $469.0 million.

Operating lease.    During December 2012, the Company sold its system of pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Lease Agreement”) relating to the use of the LGS. The Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the LGS at the sole discretion of the Company. Annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. The Company currently projects that lease payments related to the Lease Agreement will total approximately $268.0 million.

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

Drilling contracts.    As of December 31, 2014, the Company had committed to drilling obligations totaling $33.0 million ($31.6 million in 2015 and the remainder in 2016). The commitments expire in 2016 and were entered into to fulfill the Company’s drilling program initiatives.

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Pennsylvania with total remaining commitments for office leases of $8.6 million at December 31, 2014 ($1.0 million in 2015; $1.3 million in 2016; $1.3 million in 2017; $1.2 million in 2018; and $1.1 million in 2019 with the remainder due beyond five years).

During the years ended December 31, 2014, 2013 and 2012, the Company recognized expense associated with its office leases in the amount of $1.0 million, $1.0 million, and $1.0 million, respectively.

Delivery Commitments.    With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 9, 2015, the Company has long-term natural gas delivery commitments of 1.2 MMMBtu in 2015, 26.2 MMMBtu in 2016, and 7.9 MMMBtu in 2017 under existing agreements. As of February 9, 2015, the Company has long-term crude

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oil delivery commitments of 2.4 MMBbls in 2015, 2.4 MMBbls in 2016, 1.7 MMBbls in 2017, 0.7 MMBbls in 2018 and 0.2 MMBbls in 2019 under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price.

These committed volumes are below the Company’s forecasted 2015 and anticipated 2016 through 2019 production from its available reserves. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. The Company believes that its reserves are adequate to meet its commitments. If for some reason the Company’s production is not sufficient to satisfy its commitments, the Company expects to be able to purchase volumes in the market or make other arrangements to satisfy its commitments.

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

12.    CONCENTRATION OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables and commodity derivative contracts associated with the Company’s hedging program. The Company’s revenues related to natural gas and oil sales are derived principally from a diverse group of companies, including major energy companies, natural gas utilities, oil refiners, pipeline companies, local distribution companies, financial institutions and end-users in various industries.

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

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or oil sales, nor derivative settlements at December 31, 2014.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2014, the Company had no single customer that represented 10% or more of its total revenues.

13.    COMPLETION OF ACQUISITION AND DISPOSITION OF ASSETS:

On September 25, 2014, a wholly owned subsidiary of Ultra Petroleum Corp. completed the acquisition of all producing and non-producing properties (including gathering systems) in the Pinedale field in Sublette County, Wyoming (the “SWEPI Properties”) from SWEPI LP, an affiliate of Royal Dutch Shell, plc in exchange

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for certain of the Company’s producing and non-producing properties (including gathering systems) in Pennsylvania (the “Pennsylvania Properties”) and a cash payment of $925.0 million (the “SWEPI Transaction”) pursuant to a Purchase and Sale Agreement dated August 13, 2014 (“PSA”). In connection with the transaction, the Company settled certain liabilities with SWEPI, LP that were incurred prior to the effective date. The effective date of the transaction is April 1, 2014.

On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”) in order to finance a portion of the purchase price of the SWEPI Transaction. The remainder of the cash payment was funded through borrowings under the Company’s senior revolving credit facility. See Note 5.

The costs related to the issuance of the 2024 Notes of $13.1 million are included with deferred financing costs and other on the Consolidated Balance Sheets and will be amortized over the term of the 2024 Notes. Additionally, the Company incurred $0.6 million of costs associated with the acquisition, which are included with general and administrative expenses in the Consolidated Statements of Operations.

The SWEPI Properties that we acquired consist primarily of 19,600 net mineral acres in Wyoming and associated oil and gas production and wells and the Pennsylvania Properties that we sold consist primarily of 155,000 net acres in Pennsylvania and associated oil and gas production and wells. The transaction represents a strategic repositioning of the Company’s portfolio. The Company expects the acquisition will lead to improved returns, increased reserves, higher value markets in which to sell production, and increased control of capital allocation.

The transaction was accounted for as a business combination and after customary effective-date adjustments and closing adjustments, the adjusted cash payment on the closing date of September 25, 2014 was $890.8 million and is subject to further post-closing adjustments. The adjusted cash payment was allocated to assets and liabilities based upon fair values at the closing date. There was no gain or loss recognized on the disposition of the Pennsylvania Properties since the relationship between capitalized costs and proved reserves of oil and natural gas was not significantly altered.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Current liabilities:
Current liabilities — Pennsylvania Properties	8,657
Current liabilities — SWEPI Properties	(601)

Subtotal — Current liabilities	$8,056

Other long-term obligations:
Acquired asset retirement obligations — SWEPI Properties	53,270
Divested asset retirement obligations — Pennsylvania Properties	(15,760)

Subtotal — Other long-term obligations	37,510

Total liabilities, net	$45,566

Contingent consideration

In the PSA for the SWEPI Transaction, the Company agreed to attempt to extend or renew certain expiring leases in Pennsylvania at its expense. In satisfaction of this obligation, during January and February 2015 the Company made or will make a cash payment to SWEPI LP and to various landowners who agreed to extend their leases.

Pro Forma Operating Results

The following pro forma combined results for the years ended December 31, 2014 and 2013 reflect the consolidated results of operations of the Company as if the SWEPI Transaction and related financing had occurred on January 1, 2013. The pro forma information includes adjustments primarily for revenues and expenses from the acquired SWEPI Properties less revenues and expenses from the divested Pennsylvania Properties as well as depreciation, depletion, amortization and accretion, and interest expense associated with the financing related to the SWEPI Transaction.

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

•

Includes transportation charges of $74.6 million and $113.4 million for the years ended December 31, 2014 and 2013, respectively, incurred with respect to operation of the properties acquired in the SWEPI Transaction that will not be incurred by the Company.

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

	For the year ended December 31,
	2014	2013
Revenues	$1,421,537	$1,160,394
Net income	$531,188	$164,303
Net income per common share — basic	$3.47	$1.07
Net income per common share — fully diluted	$3.43	$1.06

Post-Acquisition Operating Results

The amounts of revenues and earnings included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014 related to the SWEPI Transaction represents activity from September 25, 2014 through December 31, 2014 and includes $74.7 million in revenues and $23.5 million in earnings.

2013 Acquisition:

On December 12, 2013 the Company, through its subsidiary, UPL Three Rivers Holdings, LLC, closed on the acquisition of crude oil assets (“the Assets”) located in Three Rivers Field in Uintah County, Utah. The Assets were acquired at a contract price of $652.0 million and consist of producing wells, undeveloped acreage and water and gas gathering assets. A purchase and sale agreement was executed between the parties on October 18, 2013 with an effective date of October 1, 2013. The acquisition was financed through the issuance of $450.0 million of senior notes and the remainder under the Company’s credit facility.

14.    SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to December 31, 2014 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$326,299	$296,063	$288,608	$319,050	$1,230,020
(Loss) gain on commodity derivatives	(45,273)	(15,102)	32,052	110,725	82,402
Expenses from continuing operations	154,829	150,850	169,669	195,083	670,431
Interest expense	27,068	27,294	29,599	42,196	126,157
Gain on sale of property	—	—	—	8,022	8,022
Other income (expense), net	2,590	2,688	2,582	5,311	13,171

Income before income tax provision (benefit)	101,719	105,505	123,974	205,829	537,027
Income tax provision (benefit)	4	(544)	(1,383)	(3,901)	(5,824)

Net income	$101,715	$106,049	$125,357	$209,730	$542,851

Net income per common share — basic	$0.66	$0.69	$0.82	$1.37	$3.54

Net income per common share — fully diluted	$0.66	$0.68	$0.81	$1.36	$3.51

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues from continuing operations	$225,626	$261,376	$221,205	$225,197	$933,404
Gain (loss) on commodity derivatives	(44,715)	22,091	2,074	(26,204)	(46,754)
Expenses from continuing operations	139,994	143,002	136,389	141,753	561,138
Interest expense	25,764	25,238	25,174	25,310	101,486
Other income (expense), net	2,648	2,641	2,575	2,332	10,196

Income before income tax provision (benefit)	17,801	117,868	64,291	34,262	234,222
Income tax provision (benefit)	1,368	1,491	381	(6,856)	(3,616)

Net income	$16,433	$116,377	$63,910	$41,118	$237,838

Net income per common share — basic	$0.11	$0.76	$0.42	$0.27	$1.55

Net income per common share — fully diluted	$0.11	$0.75	$0.41	$0.27	$1.54

16.    DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with FASB ASC Topic 932, Oil and Gas Reserve Estimation and Disclosures:

A.    OIL AND GAS RESERVES:

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Director — Reservoir Engineering & Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 13 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimates of proved reserves and future net revenue as of December 31, 2014, are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

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

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the year ended December 31, 2014 in this annual report. For the year ended December 31, 2013, the Company engaged NSAI to prepare the reserve estimates for all of the Company’s assets in Wyoming and Pennsylvania in this annual report. Due to the timing of the closing of the acquisition in Utah in December 2013 relative to the timing of preparing annual corporate reserves, the Company’s Reservoir Engineering Department prepared the proved reserve estimates for its Utah assets for the year ended December 31, 2013, which were prepared in accordance with the Company’s internal controls and SEC regulations and represented less than 2% of estimated proved reserves as of December 31, 2013. The Company engaged NSAI to prepare the reserve estimates for all of the Company’s assets for the year ended December 31, 2012 in this annual report.

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

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Robert C. Barg and Mr. Phillip R. Hodgson. Mr. Barg, a Licensed Professional Engineer in the State of Texas (No. 71658), has been practicing consulting petroleum engineering at NSAI since 1989 and has over 6 years of prior industry experience. He graduated from Purdue University in 1983 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 14 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Since January 1, 2014, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

The following unaudited tables as of December 31, 2014, 2013, and 2012 reflect estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2014, 2013 and 2012. All such reserves are located in the Green River Basin in Wyoming, the Uinta Basin in Utah and the Appalachian Basin of Pennsylvania.

B.    ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)
Reserves, December 31, 2011	33,081	4,778,554	—
Extensions, discoveries and additions	5,435	819,896	—
Production	(1,282)	(249,310)	—
Revisions	(19,097)	(2,382,695)	—

Reserves, December 31, 2012	18,137	2,966,445	—

Extensions, discoveries and additions	11,329	1,409,528	—
Acquistions	10,114	—	—
Production	(1,196)	(224,912)	—
Revisions	(4,265)	(741,319)	—

Reserves, December 31, 2013	34,119	3,409,742	—

Extensions, discoveries and additions	34,275	866,513	210
Sales	—	(239,290)	—
Acquistions	9,381	1,345,964	21,740
Production	(3,409)	(228,517)	—
Revisions	(6,600)	(323,218)	43

Reserves, December 31, 2014	67,766	4,831,194	21,993

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States
	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)
Proved:
Developed	11,794	1,973,391	—
Undeveloped	21,287	2,805,163	—

Total Proved — 2011	33,081	4,778,554	—

Developed	10,531	1,820,994	—
Undeveloped	7,606	1,145,451	—

Total Proved — 2012	18,137	2,966,445	—

Developed	20,566	1,777,267	—
Undeveloped	13,553	1,632,475	—

Total Proved — 2013	34,119	3,409,742	—

Developed	28,481	2,245,004	9,118
Undeveloped	39,285	2,586,190	12,875

Total Proved — 2014	67,766	4,831,194	21,993

Changes in proved developed reserves:    During 2014, substantially all of our extensions and discoveries in the proved developed category were attributable to wells drilled in 2014. Proved developed reserves increased associated with reserves acquired in the SWEPI Transaction (see Note 13) and partially offset by the Pennsylvania Properties divested in the SWEPI Transaction.

Changes in proved undeveloped reserves:    The changes to the Company’s proved undeveloped reserves (PUDs) during 2014 include updates to prior PUDs, the addition of new PUDs associated with current development plans, the transfer of PUDs to unproved categories due to development plan changes, and the impact of changes in economic conditions, including changes in commodity prices. The Company’s year-end development plans and associated PUDs are consistent with SEC guidelines for PUD development within five years. The Company annually reviews all PUDs to ensure an appropriate plan for development exists. Additionally, proved undeveloped reserves increased associated with reserves acquired in the SWEPI Transaction (see Note 13).

NGLs:    As part of the SWEPI Transaction, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017.

C.    STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2014, 2013 and 2012 was $4.32, $3.51 and $2.63 per Mcf, respectively, for natural gas, and $80.62, $84.97 and $87.85 per barrel, respectively, for oil and condensate. As part of the SWEPI Transaction, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017. For 2014, the average sales price utilized for purposes of estimating the Company’s proved reserves and future net revenues associated with NGLs was $46.27 per barrel. The prices utilized in the reserve report are based upon the average of prices in effect on the first day of the month for the preceding twelve month period.

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

	As of December 31,
	2014	2013	2012
Future cash inflows	$27,331,391	$14,861,131	$9,380,970
Future production costs	(8,627,657)	(4,540,209)	(3,217,771)
Future development costs	(3,859,385)	(2,014,751)	(1,661,394)
Future income taxes	(3,898,355)	(1,897,340)	(733,855)

Future net cash flows	10,945,994	6,408,831	3,767,950
Discount at 10%	(5,712,511)	(3,220,862)	(1,873,633)

Standardized measure of discounted future net cash flows	$5,233,483	$3,187,969	$1,894,317

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31,
	2014	2013	2012
Standardized measure, beginning	$3,187,969	$1,894,317	$3,796,056
Net revisions of previous quantity estimates	(603,795)	(1,089,316)	(2,516,159)
Extensions, discoveries and other changes	1,787,643	2,098,644	858,951
Sales of reserves in place	(398,506)	—	—
Acquisition of reserves	2,552,491	86,196	—
Changes in future development costs	(1,013,652)	(252,992)	952,067
Sales of oil and gas, net of production costs	(949,389)	(720,826)	(625,745)
Net change in prices and production costs	1,010,052	1,204,041	(2,912,698)
Development costs incurred during the period that reduce future development costs	342,987	171,149	316,394
Accretion of discount	413,177	226,326	529,696
Net changes in production rates and other	(175,419)	145,289	363,788
Net change in income taxes	(920,075)	(574,859)	1,131,967

Aggregate changes	2,045,514	1,293,652	(1,901,739)

Standardized measure, ending	$5,233,483	$3,187,969	$1,894,317

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

E.    COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2014	2013	2012
United States
Property Acquisitions:
Unproved	$26,106	$424,540	$47,979
Proved	895,179	224,410	—
Exploration*	197,664	184,007	199,569
Development	382,984	186,755	587,618

Total	$1,501,933	$1,019,712	$835,166

*	Exploration costs (as defined in Regulation S-X) includes costs spent on development of unproved reserves in the Pinedale Field.

F.    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2014	2013	2012
United States
Oil and gas revenue	$1,230,020	$933,404	$809,974
Production expenses	(280,631)	(212,578)	(184,229)
Depletion and depreciation	(292,951)	(243,390)	(388,985)
Ceiling test and other impairments	—	—	(2,972,464)
Income tax benefit (expense)	3,736	(2,821)	662,698

Total	$660,174	$474,615	$(2,073,006)

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.    CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2014	2013
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$9,731,407	$7,817,374
Less: accumulated depletion, depreciation and amortization	(6,094,764)	(5,808,836)

	3,636,643	2,008,538
Unproven Properties:
Acquisition and exploration costs not being amortized	242,294	413,073

	$3,878,937	$2,421,611

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 47 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2014.

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

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2014.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2014.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2014.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2014.

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
4.3

Indenture dated December 12, 2013 between Ultra Petroleum Corp., as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed on December 12, 2013).

4.4

Indenture dated September 18, 2014 between Ultra Petroleum Corp., as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed on September 22, 2014).

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

10.8	Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 6, 2008).

Exhibit Number	Description
10.9	First Supplement dated March 5, 2009 to Master Note Purchase Agreement dated March 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 5, 2009).
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

10.13

Purchase Agreement dated December 6, 2013 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 12, 2013).

10.14

Registration Rights Agreement dated December 12, 2013 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed on December 12, 2013).

10.15

Purchase and Sale Agreement dated August 13, 2014 between Ultra Petroleum Corp. and SWEPI LP (incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the SEC on August 19, 2014).

10.16

Purchase Agreement dated September 4, 2014 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on September 5, 2014).

10.17

Registration Rights Agreement dated September 18, 2014 between Ultra Petroleum Corp. and Goldman, Sachs & Co., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed with the SEC on September 22, 2014).

*21.1	Subsidiaries of the Company.
*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2014.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman of the Board,
Chief Executive Officer, and President

Date: February 24, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 24, 2015

/s/ Garland R. Shaw Garland R. Shaw	Senior Vice President and Chief Financial Officer (principal financial officer)	February 24, 2015

/s/ Maree K. Delgado Maree K. Delgado	Corporate Controller (principal accounting officer)	February 24, 2015

/s/ W. Charles Helton W. Charles Helton	Director	February 24, 2015

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 24, 2015

/s/ Roger A. Brown Roger A. Brown	Director	February 24, 2015

/s/ Michael J. Keeffe Michael J. Keeffe	Director	February 24, 2015