Form 10-Q
period 2015-03-31
ULTRA PETROLEUM CORP
filed 2015-04-30
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 21, 2015 was 153,195,029.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$183,795	$271,539
Oil sales	35,514	54,760

Total operating revenues	219,309	326,299

Expenses:
Lease operating expenses	26,112	21,013
Liquids gathering system operating lease expense	5,162	5,076
Production taxes	19,895	25,931
Gathering fees	19,757	12,708
Transportation charges	20,191	20,575
Depletion, depreciation and amortization	94,590	63,181
General and administrative	3,640	6,345

Total operating expenses	189,347	154,829
Operating income	29,962	171,470

Other income (expense), net:
Interest expense	(42,668)	(27,068)
Gain (loss) on commodity derivatives	36,865	(45,273)
Deferred gain on sale of liquids gathering system	2,638	2,638
Litigation expense	(3,664)	—
Other income (expense), net	34	(48)

Total other expense, net	(6,795)	(69,751)
Income before income tax (benefit) provision	23,167	101,719
Income tax (benefit) provision	(2,022)	4

Net income	$25,189	$101,715

Net income per common share — basic	$0.16	$0.66

Net income per common share — diluted	$0.16	$0.66

Weighted average common shares outstanding — basic	153,042	153,042

Weighted average common shares outstanding — diluted	155,703	155,049

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$33,962	$8,919
Restricted cash	115	117
Oil and gas revenue receivable	72,908	111,915
Joint interest billing and other receivables	31,210	32,502
Derivative assets	111,696	104,190
Other current assets	20,182	19,495

Total current assets	270,073	277,138
Oil and gas properties, net, using the full cost method of accounting:
Proven	3,686,328	3,636,643
Unproven properties not being amortized	237,319	242,294
Property, plant and equipment, net	10,527	12,186
Deferred income taxes	34,515	30,640
Deferred financing costs and other	27,268	26,789

Total assets	$4,266,030	$4,225,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,747	$77,580
Accrued liabilities	63,759	89,865
Current portion of long-term debt	62,000	100,000
Production taxes payable	52,877	55,585
Deferred income tax liabilities	34,512	30,638
Interest payable	43,580	46,098
Capital cost accrual	33,704	45,952

Total current liabilities	346,179	445,718
Long-term debt	3,379,000	3,278,000
Deferred income tax liabilities	734	992
Deferred gain on sale of liquids gathering system	134,209	136,848
Other long-term obligations	168,681	152,472
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,192,864 and 152,896,315 at March 31, 2015 and December 31, 2014, respectively	498,709	495,913
Treasury stock	(475)	(6,213)
Retained loss	(261,007)	(278,040)

Total shareholders’ equity	237,227	211,660

Total liabilities and shareholders’ equity	$4,266,030	$4,225,690

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$25,189	$101,715
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	94,590	63,181
Deferred income tax benefit	(258)	—
Unrealized gain on commodity derivatives	(7,506)	36,319
Deferred gain on sale of liquids gathering system	(2,638)	(2,638)
Stock compensation	1,993	2,505
Other	3,601	1,043
Net changes in operating assets and liabilities:
Restricted cash	2	2
Accounts receivable	35,743	(32,153)
Other current assets	(2,265)	(628)
Accounts payable	(22,308)	(3,047)
Accrued liabilities	(9,586)	11,141
Production taxes payable	(2,708)	3,325
Interest payable	(2,518)	(15,499)
Other long-term obligations	12,232	11,553
Current income taxes payable/receivable	(1,764)	(1,244)

Net cash provided by operating activities	121,799	175,575
Investing Activities:
Acquisition of oil and gas properties, net of divestitures	3,964	—
Oil and gas property expenditures	(132,086)	(123,595)
Gathering system expenditures	—	(2,319)
Change in capital cost accrual	(12,248)	(4,195)
Inventory	(14)	(911)
Purchase of capital assets	90	(676)

Net cash used in investing activities	(140,294)	(131,696)
Financing activities:
Borrowings on long-term debt	454,000	195,000
Payments on long-term debt	(391,000)	(240,000)
Deferred financing costs	6	(164)
Repurchased shares/net share settlements	(2,419)	(1,738)
Payment of contingent consideration	(17,049)	—
Proceeds from exercise of options	—	339

Net cash provided by (used in) financing activities	43,538	(46,563)
Increase (decrease) in cash and cash equivalents during the period	25,043	(2,684)
Cash and cash equivalents, beginning of period	8,919	10,664

Cash and cash equivalents, end of period	$33,962	$7,980

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

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2014, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2014 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

(c) Accounts Receivable: Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for uncollectible accounts. The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables.

(d) Property, Plant and Equipment: Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful life. Previously, gathering system expenditures were recorded at cost and depreciated separately from proven oil and gas properties using the straight-line method due to the expectation that they would be used to transport production from probable and possible reserves, as well as from third parties. However, subsequent to the acquisition of oil and natural gas properties including certain gas gathering systems in the Pinedale field in Wyoming (the “SWEPI Transaction”) in September 2014, the Company’s remaining gathering systems are expected to only be used to transport the Company’s proved volumes and as a result, $91.8 million was transferred to proven oil and gas properties at September 30, 2014.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The sum of net capitalized costs and estimated future development costs of oil and natural gas properties are amortized using the units-of-production method based on the Company’s proved reserves. Oil and natural gas reserves and production are converted into equivalent units based on relative energy content. Asset retirement costs are included in the base costs for calculating depletion.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the three months ended March 31, 2015 or 2014.

(f) Derivative Instruments and Hedging Activities: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability in the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Share amounts in 000’s)
Net income	$25,189	$101,715

Weighted average common shares outstanding — basic	153,042	153,042
Effect of dilutive instruments	2,661	2,007

Weighted average common shares outstanding — diluted	155,703	155,049

Net income per common share — basic	$0.16	$0.66

Net income per common share — diluted	$0.16	$0.66

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	776	1,701

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

(Unaudited)

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

(m) Revenue Recognition: The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.

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

(o) Capital Cost Accrual: The Company accrues for exploration and development costs and construction of gathering systems in the period incurred, while payment may occur in a subsequent period.

(p) Recent Accounting Pronouncements: In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-3”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date, which makes it easier for investors to evaluate a company’s financial performance. The accounting change will be explained in the footnotes to financial statements. The amendment to FASB ASC 835-30-45, Interest — Imputation of Interest, formerly Accounting Principles Board (APB) Opinion No. 21, means that the costs for issuing debt will appear on the balance sheet as a direct deduction of debt. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB agreed to issue a proposed delay by one year of the revenue recognition standard adopted in June 2014. In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which amends the FASB ASC by adding new FASB ASC Topic

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

606, Revenue from Contracts with Customers, and superseding the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new proposal related to ASU No. 2014-09 would delay the application of the standard to reporting periods beginning after December 15, 2017 instead of December 15, 2016. The Company is still evaluating the impact of ASU No. 2014-09 on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	March 31, 2015	December 31, 2014
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$9,873,053	$9,731,407
Less: Accumulated depletion, depreciation and amortization(1)	(6,186,725)	(6,094,764)

	3,686,328	3,636,643

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	237,319	242,294

Net capitalized costs — oil and gas properties	$3,923,647	$3,878,937

(1)	For the three months ended March 31, 2015 and 2014, total interest on outstanding debt was $45.9 million and $32.7 million, respectively, of which, $3.2 million and $5.6 million, respectively, was capitalized on the cost of unevaluated oil and natural gas properties and on work in process relating to gathering systems.

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	March 31, 2015	December 31, 2014
Short-term debt:
Senior Notes due March 2016	$62,000	$100,000
Long-term debt and other obligations:
Bank indebtedness	681,000	518,000
Senior Notes	2,698,000	2,760,000
Other long-term obligations	168,681	152,472

	$3,609,681	$3,530,472

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness. The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At March 31, 2015, the Company had $681.0 million in outstanding borrowings and $319.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of March 31, 2015). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2015, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes —

Ultra Resources also has outstanding $1.46 billion in principal amount of Senior Notes. During March 2015, $100.0 million of notes matured and were paid in full. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At March 31, 2015, the Company was in compliance with all of its debt covenants under the Senior Notes.

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 — 103.063%; 2020 — 102.042%; 2021 — 101.021%; and 2022 and thereafter — 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At March 31, 2015, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At March 31, 2015, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended March 31,
	2015	2014
Total cost of share-based payment plans	$2,970	$3,650
Amounts capitalized in oil and gas properties and equipment	$977	$1,145
Amounts charged against income, before income tax benefit (provision)	$1,993	$2,505
Amount of related income tax (expense) benefit recognized in income before valuation allowance	$833	$1,047

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Number of Options (000’s)	Weighted Average Exercise Price (US$)
Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(513)	$33.57	to	$75.18
Exercised	(43)	$16.97	to	$25.68

Balance, December 31, 2014	690	$25.68	to	$98.87

Expired or forfeited	(48)	$25.68	to	$75.18
Exercised	—	$0.00	to	$0.00

Balance, March 31, 2015	642	$33.80	to	$98.87

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance Share Plans:

Long Term Incentive Plans. The Company offers a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years. In 2013, 2014 and 2015, the Compensation Committee (the “Committee”) approved an award consisting of performance-based restricted stock units to be awarded to each participant.

For each LTIP award, the Committee establishes performance measures at the beginning of each three-year performance period. Under each LTIP, the Committee also establishes a percentage of base salary for each participant which is multiplied by the participant’s base salary at the beginning of the performance period and individual performance level to derive a Long Term Incentive Value as a “target” value. This “target” value corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the participant is employed by the Company through the date the award vests and if the target level for all performance measures is met. In addition, each participant is assigned threshold and maximum award levels in the event the Company’s actual performance is below or above the target levels. For the LTIP awards in 2015, 2014 and 2013, the Committee established the following performance measures: return on capital employed, debt level, reserve replacement ratio, and total shareholder return (officers only).

For the three months ended March 31, 2015, the Company recognized $1.8 million in pre-tax compensation expense related to the 2013, 2014 and 2015 LTIP awards of restricted stock units as compared to $2.3 million during the three months ended March 31, 2014 related to the 2012, 2013 and 2014 LTIP awards of restricted stock units. The amounts recognized during the three months ended March 31, 2015 assume that performance objectives between target and maximum are attained for the 2013 LTIP and maximum performance objectives are attained under the 2014 and 2015 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2015, for each of the three year performance periods is expected to be approximately $10.5 million, $13.6 million, and $14.6 million related to the 2013, 2014 and 2015 LTIP awards of restricted stock units, respectively. The 2012 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2015 and totaled $9.2 million (232,636 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, the ability to carryback current period losses, state income taxes and other permanent differences.

The Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

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

Commodity Derivative Contracts: At March 31, 2015, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price / MMBTU	Fair Value - March 31, 2015
					Asset
Fixed price swap	NYMEX-Henry Hub	Apr - Oct 2015	672,500	$3.50	$111,696

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Income for the periods ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
Commodity Derivatives:	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$29,359	$(7,114)
Realized (loss) on commodity derivatives-crude oil(1)	—	(1,840)
Unrealized gain (loss) on commodity derivatives(1)	7,506	(36,319)

Total gain (loss) on commodity derivatives	$36,865	$(45,273)

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Income.

The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts and the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

The following table presents for each hierarchy level the Company’s assets, measured at fair value on a recurring basis, as of March 31, 2015. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$111,696	$—	$111,696

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.45% Notes due March 2015, issued 2008	$—	$—	$100,000	$101,931
7.31% Notes due March 2016, issued 2009	62,000	63,257	62,000	65,027
4.98% Notes due January 2017, issued 2010	116,000	114,012	116,000	116,240
5.92% Notes due March 2018, issued 2008	200,000	198,943	200,000	203,738
5.75% Notes due December 2018, issued 2013	450,000	418,126	450,000	414,505
7.77% Notes due March 2019, issued 2009	173,000	181,277	173,000	187,105
5.50% Notes due January 2020, issued 2010	207,000	196,409	207,000	201,371
4.51% Notes due October 2020, issued 2010	315,000	276,419	315,000	283,335
5.60% Notes due January 2022, issued 2010	87,000	80,011	87,000	82,581
4.66% Notes due October 2022, issued 2010	35,000	29,499	35,000	30,476
6.125% Notes due October 2024, issued 2014	850,000	758,788	850,000	754,485
5.85% Notes due January 2025, issued 2010	90,000	80,728	90,000	83,876
4.91% Notes due October 2025, issued 2010	175,000	141,421	175,000	147,649
Credit Facility due October 2016	681,000	681,000	518,000	518,000

	$3,441,000	$3,219,890	$3,378,000	$3,190,319

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2015 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah, and gas sales from wells located in the Appalachian Basin in Pennsylvania. In 2014, the Company repositioned its portfolio to higher returning assets in the western U.S. while divesting lower returning assets in the eastern U.S. Additionally, as part of the SWEPI Transaction, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017.

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

During the quarter ended March 31, 2015, the average price realization for the Company’s natural gas was $3.29 per Mcf, including realized gains and losses on commodity derivatives compared with $4.96 per Mcf during the quarter ended March 31, 2014. The Company’s average price realization for natural gas was $2.84 per Mcf, excluding the realized gains and losses on commodity derivatives. This compares with $5.10 per Mcf during the first quarter of 2014.

During the quarter ended March 31, 2015, the average price realization for the Company’s oil was $37.34 per barrel. The Company does not currently have any open derivative contracts for oil production. During the quarter ended March 31, 2014, the average price realization for the Company’s oil was $80.42 per barrel, including realized gains and losses on commodity derivatives and $83.22 per barrel, excluding realized gains and losses on commodity derivatives.

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

Derivative Instruments and Hedging Activities. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Income.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at March 31, 2015 is summarized in the following table based on the inputs used to determine fair value:

	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$111,696	$—	$111,696

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2015 and 2014 was $2.0 million and $2.5 million, respectively. See Note 4 for additional information.

Property, Plant and Equipment. Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful life. Previously, gathering system expenditures were recorded at cost and depreciated separately from proven oil and gas properties using the straight-line method due to the expectation that they would be used to transport production from probable and possible reserves, as well as from third parties. However, subsequent to the SWEPI Transaction in September 2014, the Company’s remaining gathering systems are expected to only be used to transport the Company’s proved volumes and as a result, $91.8 million was transferred to proven oil and gas properties at September 30, 2014.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2015 or 2014.

Capitalized Interest. Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any, as well as on work in process relating to gathering systems that are not currently in service (See Note 2).

Revenue Recognition. The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes.

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of March 31, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Recent accounting pronouncements. In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-3”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date, which makes it easier for investors to evaluate a company’s financial performance. The accounting change will be explained in the footnotes to financial statements. The amendment to FASB ASC 835-30-45, Interest — Imputation of Interest, formerly Accounting Principles Board (APB) Opinion No. 21, means that the costs for issuing debt will appear on the balance sheet as a direct deduction of debt. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB agreed to issue a proposed delay by one year of the revenue recognition standard adopted in June 2014. In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which amends the FASB ASC by adding new FASB ASC Topic 606, Revenue from Contracts with Customers, and superseding the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new proposal related to ASU No. 2014-09 would delay the application of the standard to reporting periods beginning after December 15, 2017 instead of December 15, 2016. The Company is still evaluating the impact of ASU No. 2014-09 on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended March 31,		% Variance
	2015	2014
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	64,704	53,292	21%
Crude oil and condensate (Bbls)	951	658	45%

Total production (Mcfe)	70,411	57,240	23%

Commodity Prices:
Natural gas ($/Mcf, including realized hedges)	$3.29	$4.96	-34%
Natural gas ($/Mcf, excluding hedges)	$2.84	$5.10	-44%
Oil and condensate ($/Bbl, incl realized hedges)	$37.34	$80.42	-54%
Oil and condensate ($/Bbl, excl realized hedges)	$37.34	$83.22	-55%

Revenues:
Natural gas sales	$183,795	$271,539	-32%
Oil sales	35,514	54,760	-35%

Total operating revenues	$219,309	$326,299	-33%

Derivatives:
Realized gain (loss) on commodity derviatives-natural gas	$29,359	$(7,114)	513%
Realized (loss) on commodity derviatives-crude oil	—	(1,840)	100%
Unrealized gain (loss) on commodity derivatives	7,506	(36,319)	121%

Total gain (loss) on commodity derivatives	$36,865	$(45,273)	181%

Operating Costs and Expenses:
Lease operating expenses	$26,112	$21,013	24%
Liquids gathering system operating lease expense	$5,162	$5,076	2%
Production taxes	$19,895	$25,931	-23%
Gathering fees	$19,757	$12,708	55%
Transportation charges	$20,191	$20,575	-2%
Depletion, depreciation and amortization	$94,590	$63,181	50%
General and administrative expenses	$3,640	$6,345	-43%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.37	$0.37	0%
Liquids gathering system operating lease expense	$0.07	$0.09	-22%
Production taxes	$0.28	$0.45	-38%
Gathering fees	$0.28	$0.22	27%
Transportation charges	$0.29	$0.36	-19%
Depletion, depreciation and amortization	$1.34	$1.10	22%
General and administrative expenses	$0.05	$0.11	-55%

Quarter Ended March 31, 2015 vs. Quarter Ended March 31, 2014

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended March 31, 2015, total production increased on a gas equivalent basis to 70.4 Bcfe compared to 57.2 Bcfe for the same quarter in 2014. The increase is primarily attributable to the acquisition of the SWEPI properties in September 2014 and our drilling program.

Commodity Prices — Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 34% to $3.29 per Mcf in the first quarter of 2015 as compared to $4.96 per Mcf for the same quarter of 2014. During the three months ended March 31, 2015, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $2.84 per Mcf as compared to $5.10 per Mcf for the same period in 2014.

Commodity Prices — Oil. During the quarter ended March 31, 2015, the average price realization for the Company’s oil was $37.34 per barrel. The Company does not currently have any open derivative contracts for oil production. For the quarter ended March 31, 2014, the average price realization for the Company’s oil was $80.42 per barrel, including realized gains and losses on commodity derivatives and $83.22 per barrel, excluding realized gains and losses on commodity derivatives.

Revenues. The decrease in average oil and natural gas prices, excluding the gains and losses on commodity derivatives offset by increased production from the properties acquired in the SWEPI Transaction and our drilling program resulted in revenues decreasing to $219.3 million for the quarter ended March 31, 2015 as compared to $326.3 million for the same period in 2014.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) increased to $26.1 million during the first quarter of 2015 compared to $21.0 million during the same period in 2014 largely related to the increased production associated with the SWEPI Transaction and our drilling program. On a unit of production basis, LOE costs remained flat at $0.37 per Mcfe during the first quarters of 2015 and 2014 as a result of increased production during the period ended March 31, 2015.

Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended March 31, 2015, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.07 per Mcfe as compared to $5.1 million, or $0.09 per Mcfe for the same period in 2014.

Production Taxes. During the three months ended March 31, 2015, production taxes were $19.9 million compared to $25.9 million during the same period in 2014, or $0.28 per Mcfe compared to $0.45 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.1% of revenues for the quarter ended March 31, 2015 and 7.9% of revenues for the same period in 2014. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices, excluding the effects of commodity derivatives during the quarter ended March 31, 2015 as compared to the same period in 2014.

Gathering Fees. Gathering fees increased to $19.8 million for the three months ended March 31, 2015 compared to $12.7 million during the same period in 2014 largely due to production increases in Wyoming. On a per unit basis, gathering fees increased to $0.28 per Mcfe for the three months ended March 31, 2015 as compared to $0.22 per Mcfe during the same period in 2014 primarily due to higher gathering rates in Wyoming as compared to Pennsylvania.

Transportation Charges. The Company incurred firm transportation charges totaling $20.2 million for the quarter ended March 31, 2015 as compared to $20.6 million for the same period in 2014 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges decreased to $0.29 per Mcfe (on total company volumes) for the three months ended March 31, 2015 as compared to $0.36 per Mcfe (on total company volumes) for the same period in 2014 primarily as a result of increased production volumes.

Depletion, Depreciation and Amortization. DD&A expenses increased to $94.6 million during the three months ended March 31, 2015 from $63.2 million for the same period in 2014, attributable to a higher depletion rate and increased production. On a unit of production basis, DD&A increased to $1.34 per Mcfe for the quarter ended March 31, 2015 from $1.10 per Mcfe for the quarter ended March 31, 2014 primarily related to forecasted increased future development costs.

General and Administrative Expenses. General and administrative expenses decreased to $3.6 million for the quarter ended March 31, 2015 compared to $6.3 million for the same period in 2014 primarily related to decreased incentive compensation expense. On a per unit basis, general and administrative expenses decreased to $0.05 per Mcfe for the quarter ended March 31, 2015 compared to $0.11 per Mcfe for the quarter ended March 31, 2014 as a result of decreased costs and increased production.

Other Income and Expenses:

Interest Expense. Interest expense increased to $42.7 million during the quarter ended March 31, 2015 compared to $27.1 million during the same period in 2014 primarily as a result of higher average borrowings outstanding for the quarter ended March 31, 2015 as compared to the same period in 2014. (See Note 2).

Litigation Expense. During the quarter ended March 31, 2015, the Company recognized litigation expenses of $3.7 million related to the resolution of litigation matters.

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended March 31, 2015 and 2014, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain on Commodity Derivatives. During the quarter ended March 31, 2015, the Company recognized a gain of $36.9 million compared with a loss of $45.3 million during the same period in 2014 related to commodity derivatives. Of this total, the Company recognized $29.4 million of realized gain on commodity derivatives during the quarter ended March 31, 2015 compared with $9.0 million of realized loss on commodity derivatives during the three months ended March 31, 2014. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized gain on commodity derivatives of $7.5 million during the quarter ended March 31, 2015 as compared to $36.3 million in unrealized loss on commodity derivatives during the quarter ended March 31, 2014. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Income from Continuing Operations:

Pretax Income. The Company recognized income before income taxes of $23.2 million for the quarter ended March 31, 2015 compared with income before income taxes of $101.7 million for the same period in 2014. The decrease in earnings is primarily due to decreased revenues as a result of decreased oil and natural gas prices offset by increased production during the three months ended March 31, 2015 as compared to the same period in 2014.

Income Taxes. The Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. For the three months ended March 31, 2015, the Company recognized net income of $25.2 million or $0.16 per diluted share as compared with net income of $101.7 million or $0.66 per diluted share for the same period in 2014. The decrease is primarily due to decreased revenues as a result of decreased oil and natural gas prices offset by increased production during the three months ended March 31, 2015 as compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2015, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. For the three month period ended March 31, 2015, total capital expenditures were $132.1 million. During this period, the Company participated in 47 gross (30.4 net) wells in Wyoming and 13 gross (13.0 net) wells in Utah that were drilled to total depth and cased. No wells are scheduled to be drilled in Pennsylvania during 2015.

At March 31, 2015, the Company reported a cash position of $34.0 million compared to $8.0 million at March 31, 2014. Working capital deficit at March 31, 2015 was $76.1 million compared to working capital deficit of $374.8 million at March 31, 2014. At March 31, 2015, the Company had $681.0 million in outstanding borrowings and $319.0 million of available borrowing capacity under the Credit Agreement. In addition, the Company had $2.76 billion outstanding in senior notes (See Note 3). Other long-term obligations of $168.7 million at March 31, 2015 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the senior revolving credit facility (see Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2015, which is currently projected to be approximately $460.0 million.

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness. The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At March 31, 2015, the Company had $681.0 million in outstanding borrowings and $319.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of March 31, 2015). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At March 31, 2015, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes —

Ultra Resources also has outstanding $1.46 billion in principal amount of Senior Notes at March 31, 2015. During March 2015, $100.0 million of notes matured and were paid in full. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At March 31, 2015, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 3).

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 — 103.063%; 2020 — 102.042%; 2021 — 101.021%; and 2022 and thereafter — 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At March 31, 2015, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 — 102.875%; 2016 — 101.438%; and 2017 and thereafter — 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At March 31, 2015, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Operating Activities. During the three months ended March 31, 2015, net cash provided by operating activities was $121.8 million, a 31% decrease from $175.6 million for the same period in 2014. The decrease in net cash provided by operating activities is largely attributable to decreased revenues as a result of decreased oil and natural gas price realizations offset by increased oil and natural gas production during the three months ended March 31, 2015 as compared to the same period in 2014.

Investing Activities. During the three months ended March 31, 2015, net cash used in investing activities was $140.3 million as compared to $131.7 million for the same period in 2014. The increase in net cash used in investing activities is largely related to increased capital investments associated with the Company’s drilling activities and the change in the capital cost accrual. The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

Financing Activities. During the three months ended March 31, 2015, net cash provided by financing activities was $43.5 million compared to cash used in financing activities of $46.6 million for the same period in 2014. The change in net cash provided by financing activities is primarily due to increased net borrowings during the three months ended March 31, 2015 as compared to 2014.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In the first quarter of 2015, we maintained our low cost structure which contributes to long-term favorable returns and growth profile.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2015.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s annual report on Form 10-K for the year ended December 31, 2014 for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At March 31, 2015, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:
Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price / MMBTU	Fair Value - March 31, 2015
					(000’s) Asset
Fixed price swap	NYMEX-Henry Hub	Apr - Oct 2015	672,500	$3.50	$111,696

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Income for the periods ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
Commodity Derivatives (000’s):	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$29,359	$(7,114)
Realized (loss) on commodity derivatives-crude oil(1)	—	(1,840)
Unrealized gain (loss) on commodity derivatives(1)	7,506	(36,319)

Total gain (loss) on commodity derivatives	$36,865	$(45,273)

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Income.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Date: April 30, 2015

By:	/s/ Garland R. Shaw

Name:	Garland R. Shaw
Title:	Senior Vice President and Chief Financial Officer

Date: April 30, 2015

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