Form 10-Q
period 2015-06-30
ULTRA PETROLEUM CORP
filed 2015-07-30
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 22, 2015 was 153,247,603.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$164,226	$228,573	$348,020	$500,111
Oil sales	43,772	67,490	79,286	122,250

Total operating revenues	207,998	296,063	427,306	622,361

Expenses:
Lease operating expenses	27,785	22,959	53,896	43,972
Liquids gathering system operating lease expense	5,162	5,076	10,323	10,153
Production taxes	17,184	24,594	37,079	50,525
Gathering fees	22,488	13,449	42,245	26,157
Transportation charges	21,076	17,273	41,267	37,848
Depletion, depreciation and amortization	92,366	65,341	186,956	128,522
General and administrative	2,422	2,158	6,062	8,503

Total operating expenses	188,483	150,850	377,828	305,680
Operating income	19,515	145,213	49,478	316,681

Other income (expense), net:
Interest expense	(42,619)	(27,294)	(85,287)	(54,362)
(Loss) gain on commodity derivatives	(3,646)	(15,102)	33,219	(60,375)
Deferred gain on sale of liquids gathering system	2,638	2,638	5,276	5,276
Litigation expense	(736)	—	(4,401)	—
Other (expense) income , net	(75)	50	(39)	2

Total other expense, net	(44,438)	(39,708)	(51,232)	(109,459)
(Loss) income before income tax benefit	(24,923)	105,505	(1,754)	207,222
Income tax benefit	(250)	(544)	(2,272)	(541)

Net (loss) income	$(24,673)	$106,049	$518	$207,763

Net (loss) income per common share — basic	$(0.16)	$0.69	$—	$1.36

Net (loss) income per common share — diluted	$(0.16)	$0.68	$—	$1.34

Weighted average common shares outstanding — basic	153,218	153,179	153,130	153,110

Weighted average common shares outstanding — diluted	153,218	155,007	154,737	154,915

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$5,381	$8,919
Restricted cash	115	117
Oil and gas revenue receivable	75,485	111,915
Joint interest billing and other receivables	21,613	32,502
Derivative assets	55,425	104,190
Other current assets	11,691	19,495

Total current assets	169,710	277,138
Oil and gas properties, net, using the full cost method of accounting:
Proven	3,731,375	3,636,643
Unproven properties not being amortized	240,598	242,294
Property, plant and equipment, net	9,762	12,186
Deferred income taxes	15,756	30,640
Deferred financing costs and other	27,224	26,789

Total assets	$4,194,425	$4,225,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,762	$77,580
Accrued liabilities	52,821	89,865
Current portion of long-term debt	62,000	100,000
Production taxes payable	58,824	55,585
Deferred income tax liabilities	15,754	30,638
Interest payable	42,659	46,098
Capital cost accrual	30,336	45,952

Total current liabilities	324,156	445,718
Long-term debt	3,368,000	3,278,000
Deferred income tax liabilities	465	992
Deferred gain on sale of liquids gathering system	131,572	136,848
Other long-term obligations	155,906	152,472
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,247,603 and 152,896,315 at June 30, 2015 and December 31, 2014, respectively	500,547	495,913
Treasury stock	(337)	(6,213)
Retained loss	(285,884)	(278,040)

Total shareholders’ equity	214,326	211,660

Total liabilities and shareholders’ equity	$4,194,425	$4,225,690

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$518	$207,763
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	186,956	128,522
Deferred income tax benefit	(527)	—
Unrealized gain on commodity derivatives	48,765	14,130
Deferred gain on sale of liquids gathering system	(5,276)	(5,276)
Stock compensation	2,829	1,029
Other	4,973	2,123
Net changes in operating assets and liabilities:
Restricted cash	2	2
Accounts receivable	42,763	(22,975)
Other current assets	(28)	(396)
Accounts payable	(16,293)	4,674
Accrued liabilities	(19,911)	7,806
Production taxes payable	3,239	6,247
Interest payable	(3,439)	(438)
Other long-term obligations	(4,496)	5,228
Income taxes payable/receivable	3,249	(1,788)

Net cash provided by operating activities	243,324	346,651
Investing Activities:
Acquisition of oil and gas properties	3,964	(290)
Oil and gas property expenditures	(267,522)	(271,520)
Gathering system expenditures	—	(4,658)
Change in capital cost accrual	(15,616)	(38,836)
Inventory	345	322
Purchase of capital assets	(504)	(2,188)

Net cash used in investing activities	(279,333)	(317,170)
Financing activities:
Borrowings on long-term debt	714,000	458,000
Payments on long-term debt	(662,000)	(491,000)
Deferred financing costs	6	(164)
Repurchased shares/net share settlements	(2,486)	(2,557)
Payment of contingent consideration	(17,049)	—
Proceeds from exercise of options	—	668

Net cash provided by (used in) financing activities	32,471	(35,053)
Decrease in cash and cash equivalents during the period	(3,538)	(5,572)
Cash and cash equivalents, beginning of period	8,919	10,664

Cash and cash equivalents, end of period	$5,381	$5,092

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted).

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of Yukon, Canada. The Company’s principal business activities are developing its long-life natural gas reserves in the Green River Basin of Wyoming – the Pinedale and Jonah fields, its oil reserves in the Uinta Basin in Utah and its natural gas reserves in the Appalachian Basin of Pennsylvania.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the six months ended June 30, 2015 or 2014.

(f) Derivative Instruments and Hedging Activities: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability in the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Share amounts in 000’s)
Net (loss) income	$(24,673)	$106,049	$518	$207,763

Weighted average common shares outstanding — basic	153,218	153,179	153,130	153,110
Effect of dilutive instruments	— (1)	1,828	1,607	1,805

Weighted average common shares outstanding — diluted	153,218	155,007	154,737	154,915

Net (loss) income per common share — basic	$(0.16)	$0.69	$—	$1.36

Net (loss) income per common share — diluted	$(0.16)	$0.68	$—	$1.34

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	—	1,196	1,594	1,707

(1)	Due to the net loss for the quarter ended June 30, 2015, 1.6 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of loss per share.

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

(n) Capitalized Interest: Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any.

(o) Capital Cost Accrual: The Company accrues for exploration and development costs and construction of gathering systems in the period incurred, while payment may occur in a subsequent period.

(p) Recent Accounting Pronouncements: In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-3”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date, which makes it easier for investors to evaluate a company’s financial performance. The amendment to FASB ASC 835-30-45, Interest—Imputation of Interest, formerly Accounting Principles Board (APB) Opinion No. 21, means that the costs for issuing debt will appear on the balance sheet as a direct deduction of debt. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2015, the FASB issued a delay by one year of the revenue recognition standard adopted in June 2014. In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which amends the FASB ASC by adding new FASB ASC Topic 606, Revenue from

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Contracts with Customers, and superseding the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new proposal related to ASU No. 2014-09 delays the application of the standard to reporting periods beginning after December 15, 2017 instead of December 15, 2016. The Company is still evaluating the impact of ASU No. 2014-09 on its financial position and results of operations.

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

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	June 30, 2015	December 31, 2014
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$10,006,940	$9,731,407
Less: Accumulated depletion, depreciation and amortization(1)	(6,275,565)	(6,094,764)

	3,731,375	3,636,643

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	240,598	242,294

Net capitalized costs — oil and gas properties	$3,971,973	$3,878,937

(1)	For the six months ended June 30, 2015 and 2014, total interest on outstanding debt was $91.7 million and $65.3 million, respectively, of which, $6.4 million and $10.9 million, respectively, was capitalized on the cost of unproven oil and natural gas properties and on work in process relating to gathering systems.

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	June 30, 2015	December 31, 2014
Short-term debt:
Senior Notes due March 2016	$62,000	$100,000
Long-term debt and other obligations:
Bank indebtedness	670,000	518,000
Senior Notes	2,698,000	2,760,000
Other long-term obligations	155,906	152,472

	$3,585,906	$3,530,472

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness. The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At June 30, 2015, the Company had $670.0 million in outstanding borrowings and $330.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of June 30, 2015). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2015, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes —

Ultra Resources also has outstanding $1.46 billion in notes collectively referred to as “Senior Notes”. During March 2015, $100 million of notes matured and were paid in full. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At June 30, 2015, the Company was in compliance with all of its debt covenants under the Senior Notes.

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 – 103.063%; 2020 – 102.042%; 2021 – 101.021%; and 2022 and thereafter – 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At June 30, 2015, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 – 102.875%; 2016 – 101.438%; and 2017 and thereafter – 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At June 30, 2015, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total cost of share-based payment plans	$1,314	$(1,041)	$4,284	$1,739
Amounts capitalized in oil and gas properties and equipment	$478	$435	$1,455	$710
Amounts charged against income, before income tax benefit (provision)	$836	$(1,476)	$2,829	$1,029
Amount of related income tax (expense) benefit recognized in income before valuation allowance	$349	$(617)	$1,183	$430

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Number of Options (000’s)	Weighted Average Exercise Price (US Dollars)
Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(513)	$33.57	to	$75.18
Exercised	(43)	$16.97	to	$25.68

Balance, December 31, 2014	690	$25.68	to	$98.87

Expired or forfeited	(65)	$25.68	to	$75.18
Exercised	—	$0.00	to	$0.00

Balance, June 30, 2015	625	$33.80	to	$98.87

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

Under each LTIP, the Compensation Committee establishes a percentage of base salary for each participant that is multiplied by the participant’s base salary at the beginning of the performance period and individual performance level to derive a Long Term Incentive Value as a “target” value. This “target” value corresponds to the number of shares of the Company’s common stock the participant is eligible to receive if the participant is employed by the Company through the date the award vests and if the target level for all performance measures are met. In addition, each participant is assigned threshold and maximum award levels in the event the Company’s actual performance is below or above the target levels.

Time-Based Measure and Performance-Based Measures:

For each LTIP award, the Committee establishes time-based and performance-based measures at the beginning of each three-year performance period. For the LTIP awards in 2015, 2014 and 2013, the Committee established the following performance-based measures: return on capital employed, debt level, and reserve replacement ratio. The fair value of the time-based and performance-based component of the LTIP award is based on the average high and low market price of the Company’s common stock on the date of award.

Market-Based Measure:

LTIP awards granted to officers during 2015, 2014 and 2013, include an additional performance metric, Total Shareholder Return. The grant-date fair value related to the market-based condition was calculated using a Monte Carlo simulation.

Stock-Based Compensation Cost:

For the six months ended June 30, 2015, the Company recognized $2.3 million in pre-tax compensation expense related to the 2013, 2014 and 2015 LTIP awards of restricted stock units as compared to $2.5 million during the six months ended June 30, 2014 related to the 2012, 2013 and 2014 LTIP awards of restricted stock units. The amounts recognized during the six months ended June 30, 2015 assume that performance objectives between target and maximum are attained for the 2013 LTIP and maximum performance objectives are attained under the 2014 and 2015 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2015, for each of the three year performance periods is expected to be approximately $9.5 million, $13.1 million, and $14.0 million related to the 2013, 2014 and 2015 LTIP awards of restricted stock units, respectively. The 2012 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2015 and totaled $9.2 million (232,636 net shares).

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Valuation Assumptions

The Company estimates the fair value of the market condition related to the LTIP awards on the date of grant using a Monte Carlo simulation with the following assumptions:

	2015 LTIP	2014 LTIP	2013 LTIP
Volatility of common stock	40.1%	39.0%	39.2%
Average volatility of peer companies	46.5%	n/a	n/a
Average correlation coefficient of peer companies	0.454	n/a	n/a
Risk-free interest rate	1.02%	0.66%	0.40%

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, the ability to carryback current period losses, state income taxes and other permanent differences.

The Company has recorded a valuation allowance against certain deferred tax assets as of June 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commodity Derivative Contracts: At June 30, 2015, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price / MMBTU	Fair Value - June 30, 2015
					Asset
Fixed price swap	NYMEX-Henry Hub	July - Oct 2015	672,500	$3.50	$55,425

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commodity Derivatives:	2015	2014	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$52,625	$(33,729)	$81,984	$(40,843)
Realized (loss) on commodity derivatives-crude oil(1)	—	(3,562)	—	(5,402)
Unrealized (loss) gain on commodity derivatives(1)	(56,271)	22,189	(48,765)	(14,130)

Total (loss) gain on commodity derivatives	$(3,646)	$(15,102)	$33,219	$(60,375)

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

(Unaudited)

The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

The following table presents for each hierarchy level the Company’s assets, measured at fair value on a recurring basis, as of June 30, 2015. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$55,425	$—	$55,425

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the estimated amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company uses available market data and valuation methodologies to estimate the fair value of its debt. The valuation assumptions utilized to measure the fair value of the Company’s debt are considered Level 2 inputs. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.45% Notes due March 2015, issued 2008	$—	$—	$100,000	$101,931
7.31% Notes due March 2016, issued 2009	62,000	64,670	62,000	65,027
4.98% Notes due January 2017, issued 2010	116,000	117,959	116,000	116,240
5.92% Notes due March 2018, issued 2008	200,000	207,952	200,000	203,738
5.75% Notes due December 2018, issued 2013	450,000	434,162	450,000	414,505
7.77% Notes due March 2019, issued 2009	173,000	190,743	173,000	187,105
5.50% Notes due January 2020, issued 2010	207,000	208,259	207,000	201,371
4.51% Notes due October 2020, issued 2010	315,000	294,866	315,000	283,335
5.60% Notes due January 2022, issued 2010	87,000	85,564	87,000	82,581
4.66% Notes due October 2022, issued 2010	35,000	31,686	35,000	30,476
6.125% Notes due October 2024, issued 2014	850,000	768,994	850,000	754,485
5.85% Notes due January 2025, issued 2010	90,000	87,211	90,000	83,876
4.91% Notes due October 2025, issued 2010	175,000	153,504	175,000	147,649
Credit Facility due October 2016	670,000	670,000	518,000	518,000

	$3,430,000	$3,315,570	$3,378,000	$3,190,319

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES:

The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2015 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming—the Pinedale and Jonah fields—its oil reserves in the Uinta Basin in Utah and its natural gas reserves in the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah, and gas sales from wells located in the Appalachian Basin in Pennsylvania. In 2014, the Company repositioned its portfolio to higher returning assets in the western U.S. while divesting lower returning assets in the eastern U.S. Additionally, as part of the SWEPI Transaction, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces in Wyoming beginning in 2017.

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

During the quarter ended June 30, 2015, the average price realization for the Company’s natural gas was $3.33 per Mcf, including realized gains and losses on commodity derivatives compared with $3.61 per Mcf during the quarter ended June 30, 2014. The Company’s average price realization for natural gas was $2.52 per Mcf, excluding the realized gains and losses on commodity derivatives. This compares with $4.23 per Mcf during the second quarter of 2014.

During the quarter ended June 30, 2015, the average price realization for the Company’s oil was $48.64 per barrel. The Company does not currently have any open derivative contracts for oil production. During the quarter ended June 30, 2014, the average price realization for the Company’s oil was $84.24 per barrel, including realized gains and losses on commodity derivatives and $88.94 per barrel, excluding realized gains and losses on commodity derivatives.

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

Derivative Instruments and Hedging Activities. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability on the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at June 30, 2015 is summarized in the following table based on the inputs used to determine fair value:

	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$55,425	$—	$55,425

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2015 and 2014 was $2.8 million and $1.0 million, respectively. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2015 or 2014.

Capitalized Interest. Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any (See Note 2).

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of June 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Recent accounting pronouncements. In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-3”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date, which makes it easier for investors to evaluate a company’s financial performance. The amendment to FASB ASC 835-30-45, Interest—Imputation of Interest, formerly Accounting Principles Board (APB) Opinion No. 21, means that the costs for issuing debt will appear on the balance sheet as a direct deduction of debt. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2015, the FASB issued a delay by one year of the revenue recognition standard adopted in June 2014. In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which amends the FASB ASC by adding new FASB ASC Topic 606, Revenue from Contracts with Customers, and superseding the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. ASU No. 2014-09 provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new proposal related to ASU No. 2014-09 delays the application of the standard to reporting periods beginning after December 15, 2017 instead of December 15, 2016. The Company is still evaluating the impact of ASU No. 2014-09 on its financial position and results of operations.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Variance	2015	2014	% Variance
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	65,140	53,993	21%	129,845	107,285	21%
Crude oil and condensate (Bbls)	900	759	19%	1,851	1,417	31%

Total production (Mcfe)	70,540	58,546	20%	140,952	115,787	22%

Commodity Prices:
Natural gas ($/Mcf, including realized hedges)	$3.33	$3.61	-8%	$3.31	$4.28	-23%
Natural gas ($/Mcf, excluding hedges)	$2.52	$4.23	-40%	$2.68	$4.66	-42%
Oil and condensate ($/Bbl, incl realized hedges)	$48.64	$84.24	-42%	$42.83	$82.47	-48%
Oil and condensate ($/Bbl, excl realized hedges)	$48.64	$88.94	-45%	$42.83	$86.28	-50%

Revenues:
Natural gas sales	$164,226	$228,573	-28%	$348,020	$500,111	-30%
Oil sales	43,772	67,490	-35%	79,286	122,250	-35%

Total operating revenues	$207,998	$296,063	-30%	$427,306	$622,361	-31%

Derivatives:
Realized gain (loss) on commodity derviatives-natural gas	$52,625	$(33,729)	256%	$81,984	$(40,843)	301%
Realized (loss) on commodity derviatives-crude oil	—	(3,562)	100%	—	(5,402)	100%
Unrealized gain (loss) on commodity derivatives	(56,271)	22,189	354%	(48,765)	(14,130)	-245%

Total gain (loss) on commodity derivatives	$(3,646)	$(15,102)	76%	$33,219	$(60,375)	155%

Operating Costs and Expenses:
Lease operating expenses	$27,785	$22,959	21%	$53,896	$43,972	23%
Liquids gathering system operating lease expense	$5,162	$5,076	2%	$10,323	$10,153	2%
Production taxes	$17,184	$24,594	-30%	$37,079	$50,525	-27%
Gathering fees	$22,488	$13,449	67%	$42,245	$26,157	62%
Transportation charges	$21,076	$17,273	22%	$41,267	$37,848	9%
Depletion, depreciation and amortization	$92,366	$65,341	41%	$186,956	$128,522	45%
General and administrative expenses	$2,422	$2,158	12%	$6,062	$8,503	-29%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.39	$0.39	0%	$0.38	$0.38	0%
Liquids gathering system operating lease expense	$0.07	$0.09	-22%	$0.07	$0.09	-22%
Production taxes	$0.24	$0.42	-43%	$0.26	$0.44	-41%
Gathering fees	$0.32	$0.23	39%	$0.30	$0.23	30%
Transportation charges	$0.30	$0.30	0%	$0.29	$0.33	-12%
Depletion, depreciation and amortization	$1.31	$1.12	17%	$1.33	$1.11	20%
General and administrative expenses	$0.03	$0.04	-25%	$0.04	$0.07	-43%

Quarter Ended June 30, 2015 vs. Quarter Ended June 30, 2014

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended June 30, 2015, total production increased on a gas equivalent basis to 70.5 Bcfe compared to 58.5 Bcfe for the same quarter in 2014. The increase is primarily attributable to the acquisition of the SWEPI properties in September 2014 and our drilling program.

Commodity Prices – Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 8% to $3.33 per Mcf in the second quarter of 2015 as compared to $3.61 per Mcf for the same quarter of 2014. During the three months ended June 30, 2015, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $2.52 per Mcf as compared to $4.23 per Mcf for the same period in 2014.

Commodity Prices – Oil. During the quarter ended June 30, 2015, the average price realization for the Company’s oil was $48.64 per barrel. The Company does not currently have any open derivative contracts for oil production. For the quarter ended June 30, 2014, the average price realization for the Company’s oil was $84.24 per barrel, including realized gains and losses on commodity derivatives and $88.94 per barrel, excluding realized gains and losses on commodity derivatives.

Revenues. The decrease in average oil and natural gas prices, excluding the gains and losses on commodity derivatives offset by increased production from the properties acquired in the SWEPI Transaction and our drilling program resulted in revenues decreasing to $208.0 million for the quarter ended June 30, 2015 as compared to $296.1 million for the same period in 2014.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) increased to $27.8 million during the second quarter of 2015 compared to $23.0 million during the same period in 2014 largely related to the increased production associated with the SWEPI Transaction and our drilling program. On a unit of production basis, LOE costs remained flat at $0.39 per Mcfe during the second quarters of 2015 and 2014 as a result of increased production during the period ended June 30, 2015.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended June 30, 2015, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.07 per Mcfe as compared to $5.1 million, or $0.09 per Mcfe for the same period in 2014.

Production Taxes. During the three months ended June 30, 2015, production taxes were $17.2 million compared to $24.6 million during the same period in 2014, or $0.24 per Mcfe compared to $0.42 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.3% of revenues for the quarter ended June 30, 2015 and 8.3% of revenues for the same period in 2014. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices, excluding the effects of commodity derivatives during the quarter ended June 30, 2015 as compared to the same period in 2014.

Gathering Fees. Gathering fees increased to $22.5 million for the three months ended June 30, 2015 compared to $13.4 million during the same period in 2014 largely due to production increases in Wyoming. On a per unit basis, gathering fees increased to $0.32 per Mcfe for the three months ended June 30, 2015 as compared to $0.23 per Mcfe during the same period in 2014 primarily due to higher gathering rates in Wyoming as compared to Pennsylvania.

Transportation Charges. The Company incurred firm transportation charges totaling $21.1 million for the quarter ended June 30, 2015 as compared to $17.3 million for the same period in 2014 in association with Rockies Express Pipeline (“REX”) transportation charges. Transportation charges increased due to a refund received during the second quarter of 2014 for over collection of tariffs related to Fuel, Loss and Unaccounted-for-Gas applicable to transport on REX’s system. On a per unit basis, transportation charges remained flat at $0.30 per Mcfe (on total company volumes) for the three months ended June 30, 2015 and 2014 primarily as a result of increased production volumes.

Depletion, Depreciation and Amortization. DD&A expenses increased to $92.4 million during the three months ended June 30, 2015 from $65.3 million for the same period in 2014, attributable to a higher depletion rate and increased production. On a unit of production basis, DD&A increased to $1.31 per Mcfe for the quarter ended June 30, 2015 from $1.12 per Mcfe for the quarter ended June 30, 2014 primarily related to forecasted increased future development costs.

General and Administrative Expenses. General and administrative expenses increased slightly to $2.4 million for the quarter ended June 30, 2015 compared to $2.2 million for the same period in 2014. On a per unit basis, general and administrative expenses decreased to $0.03 per Mcfe for the quarter ended June 30, 2015 compared to $0.04 per Mcfe for the quarter ended June 30, 2014.

Other Income and Expenses:

Interest Expense. Interest expense increased to $42.6 million during the quarter ended June 30, 2015 compared to $27.3 million during the same period in 2014 primarily as a result of higher average borrowings outstanding for the quarter ended June 30, 2015 as compared to the same period in 2014. (See Note 3).

Litigation Expense. During the quarter ended June 30, 2015, the Company recognized litigation expenses of $0.7 million related to the resolution of litigation matters.

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended June 30, 2015 and 2014, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

(Loss)/Gain on Commodity Derivatives. During the quarter ended June 30, 2015, the Company recognized a loss of $3.6 million compared with a loss of $15.1 million during the same period in 2014 related to commodity derivatives. Of this total, the Company recognized $52.6 million of realized gain on commodity derivatives during the quarter ended June 30, 2015 compared with $37.3 million of realized loss on commodity derivatives during the three months ended June 30, 2014. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $56.3 million during the quarter ended June 30, 2015 as compared to $22.2 million in unrealized gain on commodity derivatives during the quarter ended June 30, 2014. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

(Loss) Income from Continuing Operations:

Pretax (Loss) Income. The Company recognized a net loss before income taxes of $24.9 million for the quarter ended June 30, 2015 compared with income before income taxes of $105.5 million for the same period in 2014. The decrease in earnings is primarily due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the three months ended June 30, 2015 as compared to the same period in 2014.

Income Taxes. The Company has recorded a valuation allowance against certain deferred tax assets as of June 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Net (Loss) Income. For the three months ended June 30, 2015, the Company recognized net loss of $24.7 million or -$0.16 per diluted share as compared with net income of $106.0 million or $0.68 per diluted share for the same period in 2014. The decrease is primarily due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the three months ended June 30, 2015 as compared to the same period in 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Production, Commodity Derivatives and Revenues:

Production. During the six months ended June 30, 2015, production increased on a gas equivalent basis to 141.0 Bcfe compared to 115.8 Bcfe for the same period in 2014. The increase is primarily attributable to the SWEPI transaction in September 2014 and our drilling program.

Commodity Prices – Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 23% to $3.31 per Mcf during the six months ended June 30, 2015 as compared to $4.28 per Mcf during 2014. During the six months ended June 30, 2015, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $2.68 per Mcf as compared to $4.66 per Mcf for the same period in 2014.

Commodity Prices – Oil. During the six months ended June 30, 2015, the average price realization for the Company’s oil was $42.83 per barrel compared with $82.47 per barrel during the six months ended June 30, 2014. The Company’s average price realization for oil was $42.83 per barrel, excluding the realized gains and losses on commodity derivatives. This compares with $86.28 per barrel during the six months ended June 30, 2014.

Revenues. The decrease in average oil and natural gas prices, excluding the gains and losses on commodity derivatives offset by increased production from the properties acquired in the SWEPI Transaction and our drilling program resulted in revenues decreasing to $427.3 million for the six months ended June 30, 2015 as compared to $622.4 million for the same period in 2014.

Operating Costs and Expenses:

Lease Operating Expense. LOE increased to $53.9 million during the six months ended June 30, 2015 compared to $44.0 million during the same period in 2014 largely related to increased production associated with the SWEPI Transaction and our drilling program. On a unit of production basis, LOE costs remained flat at $0.38 per Mcfe during the six months ended June 30, 2015 and 2014 as a result of increased production during the period ended June 30, 2015.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. For the six months ended June 30, 2015, the Company recognized operating lease expense associated with the Lease Agreement of $10.3 million, or $0.07 per Mcfe as compared to $10.2 million, or $0.09 per Mcfe for the same period in 2014.

Production Taxes. During the six months ended June 30, 2015, production taxes were $37.1 million compared to $50.5 million during the same period in 2014, or $0.26 per Mcfe compared to $0.44 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.7% of revenues for the six months ended June 30, 2015 and 8.1% of revenues for the same period in 2014. The decrease in per unit taxes is primarily attributable to decreased natural gas prices, excluding the effects of commodity derivatives, during the six months ended June 30, 2015 as compared to the same period in 2014.

Gathering Fees. Gathering fees increased to $42.2 million for the six months ended June 30, 2015 compared to $26.2 million during the same period in 2014 largely related to production increases in Wyoming. On a per unit basis, gathering fees increased to $0.30 per Mcfe for the six months ended June 30, 2015 as compared to $0.23 per Mcfe during the same period in 2014 primarily due to higher gathering rates in Wyoming as compared to Pennsylvania.

Transportation Charges. The Company incurred firm transportation charges totaling $41.3 million for the six months ended June 30, 2015 as compared to $37.8 million for the same period in 2014 in association with REX transportation charges. Transportation charges increased due to a refund received during the second quarter of 2014 for over collection of tariffs related to Fuel, Loss and Unaccounted-for-Gas applicable to transport on REX’s system. On a per unit basis, transportation charges decreased to $0.29 per Mcfe (on total company volumes) for the six months ended June 30, 2015 as compared to $0.33 per Mcfe (on total company volumes) for the same period in 2014 primarily as a result of increased production volumes.

Depletion, Depreciation and Amortization. DD&A expenses increased to $187.0 million during the six months ended June 30, 2015 from $128.5 million for the same period in 2014, attributable to a higher depletion rate and increased production. On a unit of production basis, DD&A increased to $1.33 per Mcfe for the six months ended June 30, 2015 from $1.11 per Mcfe for the six months ended June 30, 2014 primarily related to forecasted increased future development costs.

General and Administrative Expenses. General and administrative expenses decreased to $6.1 million for the six months ended June 30, 2015 compared to $8.5 million for the same period in 2014 primarily due to decreased incentive compensation expense. On a per unit basis, general and administrative expenses decreased to $0.04 per Mcfe for the six months ended June 30, 2015 compared to $0.07 per Mcfe for the six months ended June 30, 2014 as a result of decreased costs and increased production.

Other Income and Expenses:

Interest Expense. Interest expense increased to $85.3 million during the six months ended June 30, 2015 compared to $54.4 million during the same period in 2014 primarily as a result of higher average borrowings outstanding for the six months ended June 30, 2015 as compared to the same period in 2014. (See Note 3).

Litigation Expense. During the six months ended June 30, 2015, the Company recognized litigation expenses of $4.4 million related to the resolution of litigation matters.

Deferred Gain on Sale of Liquids Gathering System. During the six months ended June 30, 2015 and 2014, the Company recognized $5.3 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the six months ended June 30, 2015, the Company recognized a gain of $33.2 million compared with a loss of $60.4 million during the same period in 2014 related to commodity derivatives. Of this total, the Company recognized $82.0 million of realized gain on commodity derivatives during the six months ended June 30, 2015 compared with $46.2 million of realized loss on commodity derivatives during six months ended June 30, 2014. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $48.8 million during the six months ended June 30, 2015 as compared to $14.1 million in unrealized loss on commodity derivatives during the six months ended June 30, 2014. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Income from Continuing Operations:

Pretax (Loss) Income. The Company recognized a loss before income taxes of $1.8 million for the six months ended June 30, 2015 compared with income before income taxes of $207.2 million for the same period in 2014. The decrease in earnings is largely due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the six months ended June 30, 2015 as compared to the same period in 2014.

Income Taxes. The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of June 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. For the six months ended June 30, 2015, the Company recognized net income of $0.5 million or $0.00 per diluted share as compared with net income of $207.8 million or $1.34 per diluted share for the same period in 2014. The decrease is largely due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the six months ended June 30, 2015 as compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2015, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. For the six month period ended June 30, 2015, total capital expenditures were $267.5 million. During this period, the Company participated in 102 gross (66.8 net) wells in Wyoming and 13 gross (13.0 net) wells in Utah that were drilled to total depth and cased. No wells are scheduled to be drilled in Pennsylvania during 2015.

At June 30, 2015, the Company reported a cash position of $5.4 million compared to $5.1 million at June 30, 2014. Working capital deficit at June 30, 2015 was $154.4 million compared to working capital deficit of $352.9 million at June 30, 2014. At June 30, 2015, the Company had $670.0 million in outstanding borrowings and $330.0 million of available borrowing capacity under the Credit Agreement. In addition, the Company had $2.76 billion outstanding in senior notes (See Note 3). Other long-term obligations of $155.9 million at June 30, 2015 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the Credit Agreement (See Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2015, which is currently projected to be approximately $500.0 million.

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness. The Company (through its subsidiary, Ultra Resources, Inc.) is a party to a senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. At June 30, 2015, the Company had $670.0 million in outstanding borrowings and $330.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of June 30, 2015). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At June 30, 2015, the Company was in compliance with all of its debt covenants under the Credit Agreement.

Ultra Resources, Inc. Senior Notes —

At June 30, 2015, Ultra Resources also has outstanding $1.46 billion in notes collectively referred to as “Senior Notes”. During March 2015, $100 million of notes matured and were paid in full. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At June 30, 2015, the Company was in compliance with all of its debt covenants under the Senior Notes. (See Note 3).

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 – 103.063%; 2020 – 102.042%; 2021 – 101.021%; and 2022 and thereafter – 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At June 30, 2015, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the

Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 – 102.875%; 2016 – 101.438%; and 2017 and thereafter – 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At June 30, 2015, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Operating Activities. During the six months ended June 30, 2015, net cash provided by operating activities was $243.3 million, a 30% decrease from $346.7 million for the same period in 2014. The decrease in net cash provided by operating activities is largely attributable to decreased revenues as a result of decreased oil and natural gas price realizations partially offset by increased oil and natural gas production during the six months ended June 30, 2015 as compared to the same period in 2014.

Investing Activities. During the six months ended June 30, 2015, net cash used in investing activities was $279.3 million as compared to $317.2 million for the same period in 2014. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities and the change in the capital cost accrual. The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

Financing Activities. During the six months ended June 30, 2015, net cash provided by financing activities was $32.5 million compared to cash used in financing activities of $35.1 million for the same period in 2014. The change in net cash provided by financing activities is primarily due to increased net borrowings during the six months ended June 30, 2015 as compared to 2014.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low cost operator in the industry combined with our financial flexibility. In the second quarter of 2015, we maintained our low cost structure which contributes to long-term favorable returns and growth profile.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2015.

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

Commodity Derivative Contracts: At June 30, 2015, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:
Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price / MMBTU	Fair Value - June 30, 2015
					(000’s) Asset
Fixed price swap	NYMEX-Henry Hub	July -Oct 2015	672,500	$3.50	$55,425

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commodity Derivatives (000’s):	2015	2014	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$52,625	$(33,729)	$81,984	$(40,843)
Realized (loss) on commodity derivatives-crude oil(1)	—	(3,562)	—	(5,402)
Unrealized (loss) gain on commodity derivatives(1)	(56,271)	22,189	(48,765)	(14,130)

Total (loss) gain on commodity derivatives	$(3,646)	$(15,102)	$33,219	$(60,375)

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 30, 2015

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and
Chief Financial Officer

Date: July 30, 2015

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