Form 10-Q
period 2015-09-30
ULTRA PETROLEUM CORP
filed 2015-10-29
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 22, 2015 was 153,253,518.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$188,457	$211,853	$536,477	$711,965
Oil sales	34,046	76,755	113,332	199,005

Total operating revenues	222,503	288,608	649,809	910,970

Expenses:
Lease operating expenses	28,567	23,392	82,464	67,363
Liquids gathering system operating lease expense	5,162	5,076	15,485	15,229
Production taxes	19,813	23,729	56,892	74,254
Gathering fees	23,114	14,916	65,359	41,073
Transportation charges	21,310	20,034	62,577	57,882
Depletion, depreciation and amortization	92,806	76,289	279,762	204,810
General and administrative	4,567	6,233	10,629	14,736

Total operating expenses	195,339	169,669	573,168	475,347
Operating income	27,164	118,939	76,641	435,623

Other income (expense), net:
Interest expense	(43,137)	(29,599)	(128,426)	(83,960)
Gain (loss) on commodity derivatives	9,390	32,052	42,608	(28,323)
Deferred gain on sale of liquids gathering system	2,638	2,638	7,915	7,915
Litigation expense	—	—	(4,401)	—
Other expense, net	(284)	(56)	(323)	(54)

Total other (expense) income, net	(31,393)	5,035	(82,627)	(104,422)
(Loss) income before income tax benefit	(4,229)	123,974	(5,986)	331,201
Income tax benefit	(1,133)	(1,383)	(3,405)	(1,924)

Net (loss) income	$(3,096)	$125,357	$(2,581)	$333,125

Net (loss) income per common share — basic	$(0.02)	$0.82	$(0.02)	$2.18

Net (loss) income per common share — diluted	$(0.02)	$0.81	$(0.02)	$2.15

Weighted average common shares outstanding — basic	153,250	153,213	153,171	153,145

Weighted average common shares outstanding — diluted	153,250	154,859	153,171	154,771

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$25,587	$8,919
Restricted cash	115	117
Oil and gas revenue receivable	71,477	111,915
Joint interest billing and other receivables	18,780	32,502
Derivative assets	19,515	104,190
Other current assets	13,259	19,495

Total current assets	148,733	277,138
Oil and gas properties, net, using the full cost method of accounting:
Proven	3,760,811	3,636,643
Unproven properties not being amortized	246,922	242,294
Property, plant and equipment, net	9,403	12,186
Deferred income taxes	3,210	30,640
Deferred financing costs and other	22,886	26,789

Total assets	$4,191,965	$4,225,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,702	$77,580
Accrued liabilities	65,854	89,865
Current portion of long-term debt	62,000	100,000
Production taxes payable	59,370	55,585
Deferred income tax liabilities	3,207	30,638
Interest payable	41,521	46,098
Capital cost accrual	25,366	45,952

Total current liabilities	330,020	445,718
Long-term debt	3,346,000	3,278,000
Deferred income tax liabilities	248	992
Deferred gain on sale of liquids gathering system	128,933	136,848
Other long-term obligations	171,769	152,472
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,253,518 and 152,896,315 at September 30, 2015 and December 31, 2014, respectively	504,335	495,913
Treasury stock	(223)	(6,213)
Retained loss	(289,117)	(278,040)

Total shareholders’ equity	214,995	211,660

Total liabilities and shareholders’ equity	$4,191,965	$4,225,690

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(2,581)	$333,125
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	279,762	204,810
Deferred income tax benefit	(744)	—
Unrealized gain (loss) on commodity derivatives	84,675	(26,620)
Deferred gain on sale of liquids gathering system	(7,915)	(7,915)
Stock compensation	5,509	3,500
Other	6,295	3,204
Net changes in operating assets and liabilities:
Restricted cash	2	2
Accounts receivable	49,604	(18,230)
Other current assets	(616)	(5,871)
Accounts payable	(6,898)	26,205
Accrued liabilities	(4,469)	(11,897)
Production taxes payable	3,785	5,757
Interest payable	(4,577)	(13,813)
Other long-term obligations	7,040	17,401
Income taxes payable/receivable	2,333	5,504

Net cash provided by operating activities	411,205	515,162
Investing Activities:
Acquisition of oil and gas properties	3,964	(891,075)
Oil and gas property expenditures	(390,874)	(441,798)
Gathering system expenditures	—	(6,842)
Change in capital cost accrual	(20,585)	(120,639)
Inventory	3,177	815
Purchase of capital assets	(669)	(5,327)

Net cash used in investing activities	(404,987)	(1,464,866)
Financing activities:
Borrowings on long-term debt	936,000	833,000
Payments on long-term debt	(906,000)	(727,000)
Proceeds from issuance of Senior Notes	—	850,000
Deferred financing costs	6	(13,317)
Repurchased shares/net share settlements	(2,507)	(3,015)
Payment of contingent consideration	(17,049)	—
Proceeds from exercise of options	—	770

Net cash provided by financing activities	10,450	940,438
Increase (decrease) in cash and cash equivalents during the period	16,668	(9,266)
Cash and cash equivalents, beginning of period	8,919	10,664

Cash and cash equivalents, end of period	$25,587	$1,398

SUPPLEMENTAL INFORMATION:
Non-cash investing activities — oil and gas properties	$—	20,000

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the nine months ended September 30, 2015 or 2014. However, due to the lower crude oil and natural gas prices prevailing during 2015 and the last three months of 2014, if crude oil and natural gas prices do not recover significantly from current levels, the Company anticipates its capitalized costs will exceed the ceiling in the fourth quarter of 2015, requiring it to write-down the carrying value of its oil and gas properties. The amount of a future write-down is difficult to predict because it depends on

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the average oil and natural gas prices in effect on the first day of the month for the preceding twelve month period, the net change in proved reserves during the period, and additional capital expenditures made by the Company during the period.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Share amounts in 000’s)
Net (loss) income	$(3,096)	$125,357	$(2,581)	$333,125

Weighted average common shares outstanding — basic	153,250	153,213	153,171	153,145
Effect of dilutive instruments(1)	—	1,646	—	1,626

Weighted average common shares outstanding — diluted	153,250	154,859	153,171	154,771

Net (loss) income per common share — basic	$(0.02)	$0.82	$(0.02)	$2.18

Net (loss) income per common share — diluted	$(0.02)	$0.81	$(0.02)	$2.15

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares(1)	—	1,295	—	1,747

(1)	Due to the net loss for the quarter and nine months ended September 30, 2015, 1.6 million and 1.7 million shares, respectively, for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of September 30, 2015 and December 31, 2014 were immaterial.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(p) Recent Accounting Pronouncements: In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2016, including interim periods within those fiscal years. This ASU requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The company does not expect the adoption of ASU No. 2015-11 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-3”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date, which makes it easier for investors to evaluate a company’s financial performance. The amendment to FASB ASC 835-30-45, Interest — Imputation of Interest, formerly Accounting Principles Board Opinion No. 21, means that the costs for issuing debt will appear on the balance sheet as a direct deduction of debt. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	September 30, 2015	December 31, 2014
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$10,126,371	$9,731,407
Less: Accumulated depletion, depreciation and amortization	(6,365,560)	(6,094,764)

	3,760,811	3,636,643

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	246,922	242,294

Net capitalized costs — oil and gas properties	$4,007,733	$3,878,937

(1)	For the nine months ended September 30, 2015 and the year ended December 31, 2014, total interest on outstanding debt was $138.1 million and $146.6 million, respectively, of which, $9.7 million and $20.4 million, respectively, was capitalized on the cost of unproven oil and natural gas properties and on work in process relating to gathering systems.

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	September 30, 2015	December 31, 2014
Short-term debt:
Senior Notes due March 2016	$62,000	$100,000
Long-term debt and other obligations:
Bank indebtedness	648,000	518,000
Senior Notes	2,698,000	2,760,000
Other long-term obligations	171,769	152,472

	$3,579,769	$3,530,472

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness. The Company (through its subsidiary, Ultra Resources, Inc.) is a party to an unsecured, senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. In anticipation of the upcoming maturity of the Credit Agreement, the Company has begun discussions to renegotiate the Credit Agreement. At September 30, 2015, the Company had $648.0 million in outstanding borrowings and $352.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of September 30, 2015). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At September 30, 2015, the Company was in compliance with all of its debt covenants under the Credit Agreement. Further, based on the Company’s current forecast, including its assumptions about commodity prices (which prices have historically been volatile) and activity levels, the Company expects to remain in compliance with all of its debt covenants under the Credit Agreement for the next twelve months. However, if over the next twelve months, crude oil and natural gas prices remain at current levels or fall to lower levels, the Company is likely to generate lower operating cash flows, which would make it more difficult for the Company to remain in compliance with all of its debt covenants under the Credit Agreement, including the covenant requiring the Company to maintain a consolidated leverage ratio of less than three and one half times to one.

Ultra Resources, Inc. Senior Notes —

Ultra Resources also has outstanding $1.46 billion in notes collectively referred to as “Senior Notes”. During March 2015, $100 million of notes matured and were paid in full. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility including a consolidated leverage ratio of no greater than three and one half times to one. At September 30, 2015, the Company was in compliance with all of its debt covenants under the Senior Notes. Further, based on the Company’s current forecast, including its assumptions about commodity prices (which prices have historically been volatile) and activity levels, the Company expects to remain in compliance with all of its debt covenants under the Senior Notes for the next twelve months. However, if over the next twelve months, crude oil and natural gas prices remain at current levels or fall to lower levels, the Company is likely to generate lower operating cash flows, which would make it more difficult for the Company to remain in compliance with all of its debt covenants under the Senior Notes, including the covenant requiring the Company to maintain a consolidated leverage ratio of less than three and one half times to one.

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 – 103.063%; 2020 – 102.042%; 2021 – 101.021%; and 2022 and thereafter – 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At September 30, 2015, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 – 102.875%; 2016 – 101.438%; and 2017 and thereafter – 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At September 30, 2015, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total cost of share-based payment plans	$3,963	$3,896	$8,247	$5,635
Amounts capitalized in oil and gas properties and equipment	$1,283	$1,425	$2,738	$2,135
Amounts charged against income, before income tax benefit (provision)	$2,680	$2,471	$5,509	$3,500
Amount of related income tax (expense) benefit recognized in income before valuation allowance	$1,120	$1,033	$2,303	$1,463

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Number of Options (000’s)	Weighted Average Exercise Price (US Dollars)
Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(513)	$33.57	to	$75.18
Exercised	(43)	$16.97	to	$25.68

Balance, December 31, 2014	690	$25.68	to	$98.87

Expired or forfeited	(105)	$25.68	to	$75.18
Exercised	—	$0.00	to	$0.00

Balance, September 30, 2015	585	$49.05	to	$98.87

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

Stock-Based Compensation Cost:

For the nine months ended September 30, 2015, the Company recognized $4.7 million in pre-tax compensation expense related to the 2013, 2014 and 2015 LTIP awards of restricted stock units as compared to $4.7 million during the nine months ended September 30, 2014 related to the 2012, 2013 and 2014 LTIP awards of restricted stock units. The amounts recognized during the nine months ended September 30, 2015 assume that performance objectives between target and maximum are attained for the 2013 LTIP and maximum performance objectives are attained under the 2014 and 2015 LTIP plans. If the Company ultimately attains these performance

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

objectives, the associated total compensation, estimated at September 30, 2015, for each of the three year performance periods is expected to be approximately $9.7 million, $13.4 million, and $14.4 million related to the 2013, 2014 and 2015 LTIP awards of restricted stock units, respectively. The 2012 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2015 and totaled $9.2 million (232,636 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, the ability to carryback current period losses, state income taxes and other permanent differences.

The Company has recorded a valuation allowance against certain deferred tax assets as of September 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commodity Derivative Contracts: At September 30, 2015, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price / MMBTU	Fair Value - September 30, 2015
					Asset
Fixed price swap	NYMEX-Henry Hub	Oct-15	672,500	$3.50	$19,515

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commodity Derivatives:	2015	2014	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$45,300	$(7,219)	$127,283	$(48,062)
Realized (loss) on commodity derivatives-crude oil(1)	—	(1,479)	—	(6,881)
Unrealized (loss) gain on commodity derivatives(1)	(35,910)	40,750	(84,675)	26,620

Total gain (loss) on commodity derivatives	$9,390	$32,052	$42,608	$(28,323)

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

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

The following table presents for each hierarchy level the Company’s assets, measured at fair value on a recurring basis, as of September 30, 2015. The Company has no derivative instruments which qualify for cash flow hedge accounting.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$19,515	$—	$19,515

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.45% Notes due March 2015, issued 2008	$—	$—	$100,000	$101,931
7.31% Notes due March 2016, issued 2009	62,000	61,424	62,000	65,027
4.98% Notes due January 2017, issued 2010	116,000	106,474	116,000	116,240
5.92% Notes due March 2018, issued 2008	200,000	176,918	200,000	203,738
5.75% Notes due December 2018, issued 2013	450,000	345,275	450,000	414,505
7.77% Notes due March 2019, issued 2009	173,000	153,896	173,000	187,105
5.50% Notes due January 2020, issued 2010	207,000	160,809	207,000	201,371
4.51% Notes due October 2020, issued 2010	315,000	217,331	315,000	283,335
5.60% Notes due January 2022, issued 2010	87,000	60,805	87,000	82,581
4.66% Notes due October 2022, issued 2010	35,000	21,520	35,000	30,476
6.125% Notes due October 2024, issued 2014	850,000	510,527	850,000	754,485
5.85% Notes due January 2025, issued 2010	90,000	55,857	90,000	83,876
4.91% Notes due October 2025, issued 2010	175,000	94,362	175,000	147,649
Credit Facility due October 2016	648,000	648,000	518,000	518,000

	$3,408,000	$2,613,198	$3,378,000	$3,190,319

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

During the quarter ended September 30, 2015, the average price realization for the Company’s natural gas was $3.33 per Mcf, including realized gains and losses on commodity derivatives compared with $3.59 per Mcf during the quarter ended September 30, 2014. The Company’s average price realization for natural gas was $2.68 per Mcf, excluding the realized gains and losses on commodity derivatives. This compares with $3.72 per Mcf during the third quarter of 2014.

During the quarter ended September 30, 2015, the average price realization for the Company’s oil was $39.43 per barrel. The Company does not currently have any open derivative contracts for oil production. During the quarter ended September 30, 2014, the average price realization for the Company’s oil was $81.18 per barrel, including realized gains and losses on commodity derivatives and $82.77 per barrel, excluding realized gains and losses on commodity derivatives.

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

The fair values summarized below were determined in accordance with the requirements of FASB ASC 820 and the Company aligned the categories below with the Level 1, 2, and 3 fair value measurements as defined by FASB ASC 820. The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments at September 30, 2015 is summarized in the following table based on the inputs used to determine fair value:

	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
	(Amounts in 000’s)
Assets:
Current derivative asset	$—	$19,515	$—	$19,515

(a)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(b)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(c)	Values with a significant amount of inputs that are not observable for the instrument.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the nine months ended September 30, 2015 and 2014 was $5.5 million and $3.5 million, respectively. See Note 4 for additional information.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2015 or 2014. However, due to the lower crude oil and natural gas prices prevailing during 2015 and the last three months of 2014, if crude oil and natural gas prices do not recover significantly from current levels, the Company anticipates its capitalized costs will exceed the ceiling in the fourth quarter of 2015, requiring it to write-down the carrying value of its oil and gas properties. The amount of a future write-down is difficult to predict because it depends on the average oil and natural gas prices in effect on the first day of the month for the preceding twelve month period, the net change in proved reserves during the period, and additional capital expenditures made by the Company during the period.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalance. The Company’s imbalance obligations as of September 30, 2015 and December 31, 2014 were immaterial.

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of September 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Recent accounting pronouncements. In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2016, including interim periods within those fiscal years. This ASU requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The company does not expect the adoption of ASU No. 2015-11 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued an amendment to U.S. GAAP to simplify the balance sheet presentation of the costs for issuing debt. The changes were adopted in ASU No. 2015-03, Interest — Imputation of Interest

(Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-3”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2015. The amendment requires adoption by revising the balance sheets for periods prior to the effective date, which makes it easier for investors to evaluate a company’s financial performance. The amendment to FASB ASC 835-30-45, Interest —Imputation of Interest, formerly Accounting Principles Board (APB) Opinion No. 21, means that the costs for issuing debt will appear on the balance sheet as a direct deduction of debt. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended September 30,		% Variance	For the Nine Months Ended September 30,		% Variance
	2015	2014		2015	2014
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	70,194	56,984	23%	200,039	164,269	22%
Crude oil and condensate (Bbls)	863	927	-7%	2,714	2,344	16%

Total production (Mcfe)	75,372	62,548	21%	216,323	178,334	21%

Commodity Prices:
Natural gas ($/Mcf, including realized hedges)	$3.33	$3.59	-7%	$3.32	$4.04	-18%
Natural gas ($/Mcf, excluding hedges)	$2.68	$3.72	-28%	$2.68	$4.33	-38%
Oil and condensate ($/Bbl, incl realized hedges)	$39.43	$81.18	-51%	$41.75	$81.96	-49%
Oil and condensate ($/Bbl, excl realized hedges)	$39.43	$82.77	-52%	$41.75	$84.89	-51%

Revenues:
Natural gas sales	$188,457	$211,853	-11%	$536,477	$711,965	-25%
Oil sales	34,046	76,755	-56%	113,332	199,005	-43%

Total operating revenues	$222,503	$288,608	-23%	$649,809	$910,970	-29%

Derivatives:
Realized gain (loss) on commodity derivatives-natural gas	$45,300	$(7,219)	728%	$127,283	$(48,062)	365%
Realized (loss) on commodity derivatives-oil	—	(1,479)	100%	—	(6,881)	100%
Unrealized (loss) gain on commodity derivatives	(35,910)	40,750	188%	(84,675)	26,620	418%

Total gain (loss) on commodity derivatives	$9,390	$32,052	71%	$42,608	$(28,323)	250%

Operating Costs and Expenses:
Lease operating expenses	$28,567	$23,392	22%	$82,464	$67,363	22%
Liquids gathering system operating lease expense	$5,162	$5,076	2%	$15,485	$15,229	2%
Production taxes	$19,813	$23,729	-17%	$56,892	$74,254	-23%
Gathering fees	$23,114	$14,916	55%	$65,359	$41,073	59%
Transportation charges	$21,310	$20,034	6%	$62,577	$57,882	8%
Depletion, depreciation and amortization	$92,806	$76,289	22%	$279,762	$204,810	37%
General and administrative expenses	$4,567	$6,233	-27%	$10,629	$14,736	-28%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.38	$0.37	3%	$0.38	$0.38	0%
Liquids gathering system operating lease expense	$0.07	$0.08	-13%	$0.07	$0.09	-22%
Production taxes	$0.26	$0.38	-32%	$0.26	$0.42	-38%
Gathering fees	$0.31	$0.24	29%	$0.30	$0.23	30%
Transportation charges	$0.28	$0.32	-13%	$0.29	$0.32	-9%
Depletion, depreciation and amortization	$1.23	$1.22	1%	$1.29	$1.15	12%
General and administrative expenses	$0.06	$0.10	-40%	$0.05	$0.08	-38%

Quarter Ended September 30, 2015 vs. Quarter Ended September 30, 2014

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended September 30, 2015, total production increased 21% on a gas equivalent basis to 75.4 Bcfe compared to 62.5 Bcfe for the same quarter in 2014. The increase is primarily attributable to the acquisition of the SWEPI properties in September 2014 and our drilling program.

Commodity Prices — Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 7% to $3.33 per Mcf in the third quarter of 2015 as compared to $3.59 per Mcf for the same quarter of 2014. During the three months ended September 30, 2015, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $2.68 per Mcf as compared to $3.72 per Mcf for the same period in 2014.

Commodity Prices — Oil. During the quarter ended September 30, 2015, the average price realization for the Company’s oil was $39.43 per barrel. The Company does not currently have any open derivative contracts for oil production. For the quarter ended September 30, 2014, the average price realization for the Company’s oil was $81.18 per barrel, including realized gains and losses on commodity derivatives and $82.77 per barrel, excluding realized gains and losses on commodity derivatives.

Revenues. The decrease in average oil and natural gas prices, excluding the gains and losses on commodity derivatives offset by increased production from the properties acquired in the SWEPI Transaction and our drilling program resulted in revenues decreasing to $222.5 million for the quarter ended September 30, 2015 as compared to $288.6 million for the same period in 2014.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) increased to $28.6 million during the third quarter of 2015 compared to $23.4 million during the same period in 2014 largely related to the increased production associated with the SWEPI Transaction and our drilling program. On a unit of production basis, LOE costs remained relatively flat at $0.38 per Mcfe during the third quarter of 2015 compared with $0.37 per Mcfe during the third quarter of 2014.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended September 30, 2015, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.07 per Mcfe as compared to $5.1 million, or $0.08 per Mcfe for the same period in 2014.

Production Taxes. During the three months ended September 30, 2015, production taxes were $19.8 million compared to $23.7 million during the same period in 2014, or $0.26 per Mcfe compared to $0.38 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.9% of revenues for the quarter ended September 30, 2015 and 8.2% of revenues for the same period in 2014. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices, excluding the effects of commodity derivatives during the quarter ended September 30, 2015 as compared to the same period in 2014.

Gathering Fees. Gathering fees increased to $23.1 million for the three months ended September 30, 2015 compared to $14.9 million during the same period in 2014 largely due to production increases in Wyoming. On a per unit basis, gathering fees increased to $0.31 per Mcfe for the three months ended September 30, 2015 as compared to $0.24 per Mcfe during the same period in 2014 primarily due to higher gathering rates in Wyoming as compared to Pennsylvania.

Transportation Charges. The Company incurred firm transportation charges totaling $21.3 million for the quarter ended September 30, 2015 as compared to $20.0 million for the same period in 2014 in association with Rockies Express Pipeline (“REX”) transportation charges. On a per unit basis, transportation charges decreased to $0.28 per Mcfe (on total company volumes) for the quarter ended September 30, 2015 compared with $0.32 per Mcfe (on total company volumes) for the quarter ended September 30, 2014 primarily as a result of increased production volumes.

Depletion, Depreciation and Amortization. DD&A expenses increased to $92.8 million during the three months ended September 30, 2015 from $76.3 million for the same period in 2014, attributable to increased production. On a unit of production basis, DD&A remained relatively flat at $1.23 per Mcfe for the quarter ended September 30, 2015 compared to $1.22 per Mcfe for the quarter ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses decreased to $4.6 million for the quarter ended September 30, 2015 compared to $6.2 million for the same period in 2014. The decrease in general and administrative expenses is primarily attributable to personnel and overhead charges allocated to the increased wells as a result of the SWEPI Transaction. On a per unit basis, general and administrative expenses decreased to $0.06 per Mcfe for the quarter ended September 30, 2015 compared to $0.10 per Mcfe for the quarter ended September 30, 2014 as a result of decreased costs and increased production.

Other Income and Expenses:

Interest Expense. Interest expense increased to $43.1 million during the quarter ended September 30, 2015 compared to $29.6 million during the same period in 2014 primarily as a result of higher average borrowings outstanding for the quarter ended September 30, 2015 as compared to the same period in 2014. (See Note 3).

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended September 30, 2015 and 2014, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain/(Loss) on Commodity Derivatives. During the quarter ended September 30, 2015, the Company recognized a gain of $9.4 million compared with a gain of $32.1 million during the same period in 2014 related to commodity derivatives. Of this total, the Company recognized $45.3 million of realized gain on commodity derivatives during the quarter ended September 30, 2015 compared with $8.7 million of realized loss on commodity derivatives during the three months ended September 30, 2014. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $35.9 million during the quarter ended September 30, 2015 as compared to $40.8 million in unrealized gain on commodity derivatives during the quarter ended September 30, 2014. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

(Loss) Income from Continuing Operations:

Pretax (Loss) Income. The Company recognized a net loss before income taxes of $4.2 million for the quarter ended September 30, 2015 compared with income before income taxes of $124.0 million for the same period in 2014. The decrease in earnings is primarily due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the three months ended September 30, 2015 as compared to the same period in 2014.

Income Taxes. The Company has recorded a valuation allowance against certain deferred tax assets as of September 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Net (Loss) Income. For the three months ended September 30, 2015, the Company recognized net loss of $3.1 million or $0.02 per diluted share as compared with net income of $125.4 million or $0.81 per diluted share for the same period in 2014. The decrease is primarily due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the three months ended September 30, 2015 as compared to the same period in 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Production, Commodity Derivatives and Revenues:

Production. During the nine months ended September 30, 2015, production increased on a gas equivalent basis to 216.3 Bcfe compared to 178.3 Bcfe for the same period in 2014. The increase is primarily attributable to the SWEPI Transaction in September 2014 and our drilling program.

Commodity Prices — Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 18% to $3.32 per Mcf during the nine months ended September 30, 2015 as compared to $4.04 per Mcf during 2014. During the nine months ended September 30, 2015, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $2.68 per Mcf as compared to $4.33 per Mcf for the same period in 2014.

Commodity Prices — Oil. During the nine months ended September 30, 2015, the average price realization for the Company’s oil was $41.75 per barrel compared with $81.96 per barrel during the nine months ended September 30, 2014. The Company does not currently have any open derivative contracts for oil production. During the nine months ended September 30, 2014, the average price realization for the Company’s oil was $84.89 per barrel, including realized gains and losses on commodity derivatives.

Revenues. The decrease in average oil and natural gas prices, excluding the gains and losses on commodity derivatives offset by increased production from the properties acquired in the SWEPI Transaction and our drilling program resulted in revenues decreasing to $649.8 million for the nine months ended September 30, 2015 as compared to $911.0 million for the same period in 2014.

Operating Costs and Expenses:

Lease Operating Expense. LOE increased to $82.5 million during the nine months ended September 30, 2015 compared to $67.4 million during the same period in 2014 largely related to increased production associated with the SWEPI transaction and our drilling program. On a unit of production basis, LOE costs remained flat at $0.38 per Mcfe during the nine months ended September 30, 2015 and 2014.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. For the nine months ended September 30, 2015, the Company recognized operating lease expense associated with the Lease Agreement of $15.5 million, or $0.07 per Mcfe as compared to $15.2 million, or $0.09 per Mcfe for the same period in 2014.

Production Taxes. During the nine months ended September 30, 2015, production taxes were $56.9 million compared to $74.3 million during the same period in 2014, or $0.26 per Mcfe compared to $0.42 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 8.8% of revenues for the nine months ended September 30, 2015 and 8.2% of revenues for the same period in 2014. The decrease in per unit taxes is primarily attributable to decreased natural gas prices, excluding the effects of commodity derivatives, during the nine months ended September 30, 2015 as compared to the same period in 2014.

Gathering Fees. Gathering fees increased to $65.4 million for the nine months ended September 30, 2015 compared to $41.1 million during the same period in 2014 largely related to production increases in Wyoming. On a per unit basis, gathering fees increased to $0.30 per Mcfe for the nine months ended September 30, 2015 as compared to $0.23 per Mcfe during the same period in 2014 primarily due to higher gathering rates in Wyoming as compared to Pennsylvania.

Transportation Charges. The Company incurred firm transportation charges totaling $62.6 million for the nine months ended September 30, 2015 as compared to $57.9 million for the same period in 2014 in association with REX transportation charges. Transportation charges increased due to a refund received during the second quarter of 2014 for over collection of tariffs related to Fuel, Loss and Unaccounted-for-Gas applicable to transport on REX’s system. On a per unit basis, transportation charges decreased to $0.29 per Mcfe (on total company volumes) for the nine months ended September 30, 2015 as compared to $0.32 per Mcfe (on total company volumes) for the same period in 2014 primarily as a result of increased production volumes.

Depletion, Depreciation and Amortization. DD&A expenses increased to $279.8 million during the nine months ended September 30, 2015 from $204.8 million for the same period in 2014, attributable to a higher depletion rate and increased production. On a unit of production basis, DD&A increased to $1.29 per Mcfe for the nine months ended September 30, 2015 from $1.15 per Mcfe for the nine months ended September 30, 2014 primarily related to forecasted increased future development costs.

General and Administrative Expenses. General and administrative expenses decreased to $10.6 million for the nine months ended September 30, 2015 compared to $14.7 million for the same period in 2014.The decrease in general and administrative expenses is primarily attributable to personnel and overhead charges allocated to the increased wells as a result of the SWEPI transaction. On a per unit basis, general and administrative expenses decreased to $0.05 per Mcfe for the nine months ended September 30, 2015 compared to $0.08 per Mcfe for the nine months ended September 30, 2014 as a result of decreased costs and increased production.

Other Income and Expenses:

Interest Expense. Interest expense increased to $128.4 million during the nine months ended September 30, 2015 compared to $84.0 million during the same period in 2014 primarily as a result of higher average borrowings outstanding for the nine months ended September 30, 2015 as compared to the same period in 2014. (See Note 3).

Litigation Expense. During the nine months ended September 30, 2015, the Company recognized litigation expenses of $4.4 million related to the resolution of litigation matters.

Deferred Gain on Sale of Liquids Gathering System. During the nine months ended September 30, 2015 and 2014, the Company recognized $7.9 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the nine months ended September 30, 2015, the Company recognized a gain of $42.6 million compared with a loss of $28.3 million during the same period in 2014 related to commodity derivatives. Of this total, the Company recognized $127.3 million of realized gain on commodity derivatives during the nine months ended September 30, 2015 compared with $54.9 million of realized loss on commodity derivatives during nine months ended September 30, 2014. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $84.7 million during the nine months ended September 30, 2015 as compared to $26.6 million in unrealized gain on commodity derivatives during the nine months ended September 30, 2014. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Income from Continuing Operations:

Pretax (Loss) Income. The Company recognized a loss before income taxes of $6.0 million for the nine months ended September 30, 2015 compared with income before income taxes of $331.2 million for the same period in 2014. The decrease in earnings is largely due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the nine months ended September 30, 2015 as compared to the same period in 2014.

Income Taxes. The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of September 30, 2015. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. For the nine months ended September 30, 2015, the Company recognized net loss of $2.6 million or $0.02 per diluted share as compared with net income of $333.1 million or $2.15 per diluted share for the same period in 2014. The decrease is largely due to decreased revenues as a result of decreased oil and natural gas prices partially offset by increased production during the nine months ended September 30, 2015 as compared to the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2015, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. For the nine month period ended September 30, 2015, total capital expenditures were $390.9 million. During this period, the Company participated in 157 gross (105.3 net) wells in Wyoming and 19 gross (19.0 net) wells in Utah that were drilled to total depth and cased. No wells are scheduled to be drilled in Pennsylvania during 2015.

At September 30, 2015, the Company reported a cash position of $25.6 million compared to $1.4 million at September 30, 2014. Working capital deficit at September 30, 2015 was $181.3 million compared to working capital deficit of $237.6 million at September 30, 2014. At September 30, 2015, the Company had $648.0 million in outstanding borrowings and $352.0 million of available borrowing capacity under the Credit Agreement. In addition, the Company had $2.76 billion outstanding in senior notes (See Note 3). Other long-term obligations of $171.8 million at September 30, 2015 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

The Company’s cash provided by operating activities, along with availability under the Credit Agreement (See Note 3), are projected to be sufficient to meet the Company’s obligations and to fund its budgeted capital investment program for 2015, which is currently projected to be approximately $500.0 million.

Ultra Resources, Inc. Bank Indebtedness —

Bank indebtedness. The Company (through its subsidiary, Ultra Resources, Inc.) is a party to an unsecured, senior revolving credit facility with a syndicate of banks led by JP Morgan Chase Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides an initial loan commitment of $1.0 billion, which may be increased up to $1.25 billion at the request of the Borrower and with the consent of lenders who are willing to increase their loan commitments, provides for the issuance of letters of credit of up to $250.0 million in aggregate, and matures in October 2016. With majority (over 50%) lender consent, the term of the consenting lenders’ commitments may be extended for up to two successive one-year periods at the Borrower’s request. In anticipation of the upcoming maturity of the Credit Agreement, the Company has begun discussions to renegotiate the Credit Agreement. At September 30, 2015, the Company had $648.0 million in outstanding borrowings and $352.0 million of unused debt capacity under the Credit Agreement.

Loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 125 basis points, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (225 basis points per annum as of September 30, 2015). The Company also pays commitment fees on the unused commitment under the facility based on a grid of its consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default. The Credit Agreement includes restrictive covenants requiring the Borrower to maintain a consolidated leverage ratio of no greater than three and one half times to one and, as long as the Company’s debt rating is below investment grade, the maintenance of an annual ratio of the net present value of the Company’s oil and gas properties to total funded debt of no less than one and one half times to one. At September 30, 2015, the Company was in compliance with all of its debt covenants under the Credit Agreement. Further, based on the Company’s current forecast, including its assumptions about commodity prices (which prices have historically been volatile) and activity levels, the Company expects to remain in compliance with all of its debt covenants under the Credit Agreement for the next twelve months. However, if over the next twelve months, crude oil and natural gas prices remain at current levels or fall to lower levels, the Company is likely to generate lower operating cash flows, which would make it more difficult for the Company to remain in compliance with all of its debt covenants under the Credit Agreement, including the covenant requiring the Company to maintain a consolidated leverage ratio of less than three and one half times to one.

Ultra Resources, Inc. Senior Notes —

At September 30, 2015, Ultra Resources also has outstanding $1.46 billion in notes collectively referred to as “Senior Notes”. During March 2015, $100 million of notes matured and were paid in full. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Facility. At September 30, 2015, the Company was in compliance with all of its debt covenants under the Senior Notes. Further, based on the Company’s current forecast, including its assumptions about commodity prices (which prices have historically been volatile) and activity levels, the Company expects to remain in compliance with all of its debt covenants under the Senior Notes for the next twelve months. However, if over the next twelve months, crude oil and natural gas prices remain at current levels or fall to lower levels, the Company is likely to generate lower operating cash flows, which would make it more difficult for the Company to remain in compliance with all of its debt covenants under the Senior Notes, including the covenant requiring the Company to maintain a consolidated leverage ratio of less than three and one half times to one. (See Note 3).

Ultra Petroleum Corp. Senior Notes —

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% Senior Notes due 2024 (“2024 Notes”). The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: (2019 – 103.063%; 2020 – 102.042%; 2021 – 101.021%; and 2022 and thereafter – 100.000%). The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At September 30, 2015, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and so are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: (2015 – 102.875%; 2016 – 101.438%; and 2017 and thereafter – 100.000%). The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. At September 30, 2015, the Company was in compliance with all of its debt covenants under the 2018 Notes.

Operating Activities. During the nine months ended September 30, 2015, net cash provided by operating activities was $411.2 million, a 20% decrease from $515.2 million for the same period in 2014. The decrease in net cash provided by operating activities is largely attributable to decreased revenues as a result of decreased oil and natural gas price realizations partially offset by increased oil and natural gas production during the nine months ended September 30, 2015 as compared to the same period in 2014.

Investing Activities. During the nine months ended September 30, 2015, net cash used in investing activities was $405.0 million as compared to $1,464.9 million for the same period in 2014. The decrease in net cash used in investing activities is largely related to acquisition costs of $891.1 million associated with the SWEPI Transaction during 2014, decreased capital investments associated with the Company’s drilling activities and the change in the capital cost accrual. The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

Financing Activities. During the nine months ended September 30, 2015, net cash provided by financing activities was $10.5 million compared to $940.4 million for the same period in 2014. The change in net cash provided by financing activities is primarily due to increased borrowings during 2014 related to the closing of the SWEPI Transaction in September 2014.

Outlook

During 2015, we have continued to focus on operational efficiencies in an effort to reduce our overall well costs and, due in part to the decline in commodity prices over the past several months, we have been able to negotiate reductions in service costs with our vendors. We expect that our operational efficiencies, combined with our service costs reductions, will lower our overall well costs and help us to maintain our low-cost structure. We intend to continue to monitor pricing and cost developments and make adjustments to our future capital expenditure programs as warranted.

While our net cash provided by operating activities has been and will continue to be negatively affected by low commodity prices, if commodity prices remain at current levels, we believe that we will continue to generate positive cash flow from operations. We expect this positive cash flow, along with availability under our Credit Agreement (See Note 3), will provide sufficient liquidity to fund our capital investments and operations over the next twelve months. We continue to monitor and evaluate the impact of reduced commodity prices in order to determine the appropriate size and nature of our capital investment program.

Although we believe our available cash, our existing credit facility and the cash generated from operations should be sufficient for us to meet our obligations, the global economic outlook, including capital markets and the commodity price environment, are uncertain. If crude oil and natural gas prices remain at current levels for longer than we expect, or fall to lower levels, we may not be able to maintain the level of liquidity we are currently anticipating, and financing alternatives may become more expensive or unavailable, which could have a material adverse effect on our financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2015.

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

Commodity Derivative Contracts: At September 30, 2015, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:
Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price / MMBTU	Fair Value - September 30, 2015
					(000’s) Asset
Fixed price swap	NYMEX-Henry Hub	Oct-15	672,500	$3.50	$19,515

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commodity Derivatives (000’s):	2015	2014	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$45,300	$(7,219)	$127,283	$(48,062)
Realized (loss) on commodity derivatives-crude oil(1)	—	(1,479)	—	(6,881)
Unrealized (loss) gain on commodity derivatives(1)	(35,910)	40,750	(84,675)	26,620

Total gain (loss) on commodity derivatives	$9,390	$32,052	$42,608	$(28,323)

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 29, 2015

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and
Chief Financial Officer

Date: October 29, 2015

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