Form 10-Q
period 2016-03-31
ULTRA PETROLEUM CORP
filed 2016-04-29
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 20, 2016 was 153,388,832.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$138,102	$183,795
Oil sales	21,284	35,514

Total operating revenues	159,386	219,309

Expenses:
Lease operating expenses	25,394	26,112
Liquids gathering system operating lease expense	5,171	5,162
Production taxes	15,231	19,895
Gathering fees	22,450	19,757
Transportation charges	23,555	20,191
Depletion, depreciation and amortization	30,848	94,590
General and administrative	4,219	3,640

Total operating expenses	126,868	189,347

Operating income	32,518	29,962

Other income (expense), net:
Interest expense	(49,903)	(42,668)
Gain (loss) on commodity derivatives	—	36,865
Deferred gain on sale of liquids gathering system	2,638	2,638
Litigation expense	—	(3,664)
Restructuring expenses	(5,579)	—
Other (expense) income, net	(1,695)	34

Total other expense, net	(54,539)	(6,795)

(Loss) income before income tax benefit	(22,021)	23,167

Income tax benefit	(190)	(2,022)

Net (loss) income	$(21,831)	$25,189

Net (loss) income per common share — basic	$(0.14)	$0.16

Net (loss) income per common share — diluted	$(0.14)	$0.16

Weighted average common shares outstanding — basic	153,322	153,042

Weighted average common shares outstanding — diluted	153,322	155,703

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$281,506	$4,143
Restricted cash	1,250	115
Oil and gas revenue receivable	46,495	61,881
Joint interest billing and other receivables	14,167	11,356
Deposits and retainers	13,690	236
Income tax receivable	5,340	5,150
Inventory	4,027	4,269
Other current assets	6,136	4,064

Total current assets	372,611	91,214
Oil and gas properties, net, using the full cost method of accounting:
Proven	901,084	851,145
Unproven properties not being amortized	—	—
Property, plant and equipment, net	8,391	8,844
Deferred income taxes	1	1
Other	835	835

Total assets	$1,282,922	$952,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,547	$93,415
Accrued liabilities	64,916	72,428
Production taxes payable	51,414	52,273
Current portion of long-term debt	3,739,787	3,370,553
Interest payable	84,910	42,657
Capital cost accrual	9,478	20,571

Total current liabilities	3,993,052	3,651,897
Deferred gain on sale of liquids gathering system	123,656	126,295
Other long-term obligations	177,564	165,784
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,388,832 and 153,255,989 at March 31, 2016 and December 31, 2015, respectively	504,778	502,050
Treasury stock	(176)	(176)
Retained loss	(3,515,952)	(3,493,811)

Total shareholders’ equity	(3,011,350)	(2,991,937)

Total liabilities and shareholders’ equity	$1,282,922	$952,039

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(21,831)	$25,189
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	30,848	94,590
Deferred income tax benefit	—	(258)
Unrealized gain (loss) on commodity derivatives	—	(7,506)
Deferred gain on sale of liquids gathering system	(2,638)	(2,638)
Stock compensation	1,797	1,993
Other	4,063	3,601
Net changes in operating assets and liabilities:
Restricted cash	(1,135)	2
Accounts receivable	10,940	35,743
Other current assets	(15,121)	(2,265)
Accounts payable	(50,867)	(22,308)
Accrued liabilities	(9,970)	(9,586)
Production taxes payable	(859)	(2,708)
Interest payable	42,253	(2,518)
Other long-term obligations	9,020	12,232
Income taxes payable/receivable	(190)	(1,764)

Net cash (used in) provided by operating activities	(3,690)	121,799
Investing Activities:
Acquisition of oil and gas properties	—	3,964
Oil and gas property expenditures	(76,672)	(132,086)
Change in capital cost accrual	(11,092)	(12,248)
Inventory	(8)	(14)
Purchase of capital assets	132	90

Net cash used in investing activities	(87,640)	(140,294)
Financing activities:
Borrowings on long-term debt	369,000	454,000
Payments on long-term debt	—	(391,000)
Deferred financing costs	—	6
Repurchased shares/net share settlements	(307)	(2,419)
Payment of contingent consideration	—	(17,049)

Net cash provided by financing activities	368,693	43,538
Increase in cash and cash equivalents during the period	277,363	25,043
Cash and cash equivalents, beginning of period	4,143	8,919

Cash and cash equivalents, end of period	$281,506	$33,962

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

Liquidity and Ability to Continue as a Going Concern

As disclosed in our most recent Annual Report on Form 10-K, because low crude oil and natural gas prices during 2015 had a significant adverse impact on our business and our financial condition, substantial doubt exists that we will be able to continue as a going concern. Although crude oil and natural gas prices have improved somewhat in recent weeks, product prices continue to be historically low, our financial condition continues to be distressed, and substantial doubt continues to exist that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or replace our indebtedness as it matures. We can offer no assurance that we will be able to obtain waivers or other relief, and it is unlikely we will be able to comply with all of the obligations and covenants in our debt agreements. In addition, we have substantial unpaid principal maturities and interest payments that are past due, and we have substantial additional principal maturities and interest payments coming due in the near future. We do not have sufficient liquidity to pay our unpaid and near-term principal maturities and interest payments without raising additional capital. We do not have sufficient liquidity to pay our indebtedness if it is accelerated and becomes immediately due and payable without raising additional capital. Additional capital may be available only on extremely onerous terms if it is available at all. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada. Investors should review the disclosures and other information, including the risk factors, provided in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.

On March 1, 2016, we entered into a Limited Waiver Agreement with the lenders under the credit agreement between our wholly-owned subsidiary, Ultra Resources, Inc. (“Ultra Resources), as the borrower, and JPMorgan Chase Bank, as the administrative agent, and the lenders thereto (the “Credit Agreement”) (the “Bank Waiver”) and a Waiver and Amendment to Master Note Purchase Agreement, Notes and Supplement with the holders of the unsecured senior notes issued by Ultra Resources (collectively, the “Senior Notes”) pursuant to the Master Note Purchase Agreement dated March 6, 2008 (as supplemented, the “MNPA”) (the “MNPA Waiver” and, together with the Bank Waiver, the “Waiver Agreements”). Under the Waiver Agreements, the lenders and holders, as applicable, party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, as applicable, and to forbear from exercising their rights and remedies otherwise available under the Credit Agreement and/or the MNPA, for a forbearance period extending from March 1, 2016 until the earlier of April 30, 2016, a default or event of default under the Credit Agreement or the MNPA, as applicable, that was not waived by the Waiver Agreements, or one or more of the termination events specified in the Waiver Agreements. During the forbearance period under the Waiver Agreements, we have attempted to and are

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

continuing to negotiate a restructuring of our indebtedness; but, as of the date of this Quarterly Report on Form 10-Q, we have not been successful at accomplishing our plan. In order to extend the forbearance period under the MNPA Waiver, we would be required to obtain 100% approval by the holders of the Senior Notes, which we believe is highly unlikely.

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to our 6.125% Senior Notes due 2024 (the “2024 Notes”). The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. We do not expect to make this interest payment before the end of the grace period under the indenture governing the 2024 Notes. If we do not make this interest payment before the end of the grace period, this will become an event of default under the indenture governing the 2024 Notes and may result in the acceleration of all of our indebtedness, including the 2024 Notes. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

The following events have occurred since February 29, 2016 (when we filed our most recent Annual Report on Form 10-K):

•

On March 1, 2016, we entered into the Bank Waiver with the lenders under the Credit Agreement between Ultra Resources, as the borrower, and JPMorgan Chase Bank, as the administrative agent, and the lenders thereto, and the MNPA Waiver with 100% of the holders of the Senior Notes issued by Ultra Resources pursuant to the MNPA. The Waiver Agreements were effective March 1, 2016 and provide for a forbearance period extending through no later than April 30, 2016. These events were disclosed in our Current Report on Form 8-K filed March 2, 2016.

•

On March 1, 2016, we elected not to make a $62.0 million principal payment due under the unsecured senior notes issued by Ultra Resources. Because of the Waiver Agreements, this is not a default under the MNPA during the forbearance period under the Waiver Agreements.

•

On March 1, 2016, we elected not to make a $40.0 million interest payment due under the unsecured senior notes issued by Ultra Resources. Because of the Waiver Agreements, this is not a default under the MNPA during the forbearance period under the Waiver Agreements.

•

On March 8, 2016, we received a letter from Sempra Rockies Marketing, LLC (“Sempra”) notifying us that Sempra was exercising its alleged right to permanently recall the 50,000 MMBtu/day of capacity on the Rockies Express pipeline and that the recall would be effective as of March 9, 2016. We had previously received a letter, dated February 26, 2016, from Sempra alleging that we were in breach of our Capacity Release Agreement, dated March 5, 2009, due to nonpayment of fees for transportation service and notifying us that Sempra was authorized to recall the capacity released to us under the agreement and to pursue any claims for damages or other remedies to which Sempra was entitled.

•

On March 11, 16, 21, and 31, 2016, we elected not to make a total of $2.7 million of interest payments due under the Credit Agreement. Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements.

•

On March 15, 2016, we delivered, to the lenders under the Credit Agreement, an audit report prepared by our auditors with respect to the financial statements in our most recent Annual Report on Form 10-K, which included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The Credit Agreement requires us to deliver annual audited, consolidated financial statements without a “going concern” or like qualification or explanation. The Credit Agreement

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

provides a 30-day grace period related to this requirement. Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements.

•

On March 15, 2016, we received a notice from the New York Stock Exchange (“NYSE”) that we were not in compliance with the NYSE’s continued listing standards, and, as a result, there is a significant risk our common stock will be delisted from the NYSE. This event was disclosed in our Current Report on Form 8-K filed March 18, 2016.

•

On March 28, 2016, we received a letter from Rockies Express Pipeline notifying us that, according to Rockies Express, our transportation agreement had terminated effective as of March 26, 2016 due to our alleged defaults under the terms of the Rockies Express tariff and our transportation agreement.

•

On April 1, 2016, we notified the lenders under the Credit Agreement of the annual redetermination of the PV-9 value of our proved reserves. The Credit Agreement requires Ultra Resources to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. Based on the PV-9 of its oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant (the ratio was 0.9 times at March 31, 2016). Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements.

•

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to our 2024 Notes. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. If we make this interest payment before the end of the forbearance period under the Waiver Agreements, the waivers and forbearances granted by our lenders in the Waiver Agreements will terminate. This event was disclosed in our Current Report on Form 8-K filed April 1, 2016.

•

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express related to our transportation agreement on Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016.

•

On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. We intend to defend this lawsuit vigorously.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2015, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2015 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

Basis of presentation and principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company presents its financial statements in accordance with U.S. GAAP. All inter-company transactions and balances have been eliminated upon consolidation.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the three months ended March 31, 2016 or 2015.

(f) Deferred Financing Costs: Included in other current assets at March 31, 2016 are costs associated with the issuance of our revolving credit facility. Costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The remaining unamortized issuance costs are being amortized over the life of the applicable debt or facility using the straight line method.

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

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Share amounts in 000’s)
Net (loss) income	$(21,831)	$25,189

Weighted average common shares outstanding — basic	153,322	153,042
Effect of dilutive instruments(1)	—	2,661

Weighted average common shares outstanding — diluted	153,322	155,703

Net (loss) income per common share — basic	$(0.14)	$0.16

Net (loss) income per common share — diluted	$(0.14)	$0.16

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares(1)	—	776

(1)	Due to the net loss for the three months ended March 31, 2016, 1.6 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(n) Revenue Recognition: The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices. The Company recognizes revenues when the oil and natural gas is delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company accounts for oil and natural gas sales using the “entitlements method.” Under the entitlements method, revenue is recorded based upon the Company’s ownership share of volumes sold, regardless of whether it has taken its ownership share of such volumes. Any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable.

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of March 31, 2016 and December 31, 2015 were immaterial.

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

(r) Recent Accounting Pronouncements: In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-09 on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”). The guidance eliminates the requirement to present

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new standard requires deferred tax assets and liabilities to be classified as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. The Company has elected early adoption of ASU No. 2015-17 and has applied these changes prospectively as of December 31, 2015. The adoption of this guidance has no impact on our results of operations or cash flows. The reclassification of amounts from current to noncurrent affects presentation of our financial position.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.2 million and $19.4 million on the Company’s Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	March 31, 2016	December 31, 2015
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$10,558,034	$10,480,165
Less: Accumulated depletion, depreciation and amortization(2)	(9,656,950)	(9,629,020)

	901,084	851,145

Unproven Properties:
Acquisition and exploration costs not being amortized(1)	—	—

Net capitalized costs — oil and gas properties	$901,084	$851,145

(1)	Interest is capitalized on the cost of unevaluated oil and natural gas properties that are excluded from amortization and actively being evaluated, if any. At December 31, 2015, all costs related to unevaluated properties that were previously excluded from capitalized costs not being amortized have been impaired or not considered significant and transferred to the capitalized costs being amortized in the full cost pool. For the three months ended March 31, 2016, there was no interest capitalized on the cost of unevaluated oil and natural gas properties. For the year ended December 31, 2015, total interest on outstanding debt was $185.0 million, of which, $20.4 million was capitalized on the cost of unproven oil and natural gas properties.

(2)	The Company recorded a $3.1 billion non-cash write-down of the carrying value of its proved oil and gas properties as a result of ceiling test limitations during the quarter ended December 31, 2015.

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	March 31, 2016	December 31, 2015
Current portion of long-term debt:
6.125% Senior Notes due 2024	$850,000	$850,000
5.75% Senior Notes due 2018	450,000	450,000
Senior Notes issued by Ultra Resources, Inc.	1,460,000	1,460,000
Less: Deferred financing costs	(19,213)	(19,447)

	2,740,787	2,740,553
Credit Agreement	999,000	630,000

Total current portion of long-term debt	3,739,787	3,370,553

Other long-term obligations:
Other long-term obligations	177,564	165,784

Total Debt and Other Long-term Obligations	$3,917,351	$3,536,337

We have significant indebtedness, all of which we have reclassified as short-term as of December 31, 2015. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition and the likelihood that we will be in default under our debt agreements in the near future, substantial doubt exists that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

repay or replace our indebtedness as it matures. We can offer no assurance that we will be able to obtain waivers or other relief, and it is unlikely we will be able to comply with all of the obligations and covenants in our debt agreements. In addition, we have substantial unpaid principal maturities and interest payments that are past due, and we have substantial additional principal maturities and interest payments coming due in the near future. We do not have sufficient liquidity to pay our unpaid and near-term principal maturities and interest payments without raising additional capital. We do not have sufficient liquidity to pay our indebtedness if it is accelerated and becomes immediately due and payable without raising additional capital. Additional capital may be available only on extremely onerous terms if it is available at all. There is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

On March 1, 2016, we entered into the Waiver Agreements. Under the Waiver Agreements, the lenders party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, and to forbear from exercising their rights and remedies otherwise available under the Credit Agreement and/or the MNPA, for a forbearance period extending from March 1, 2016 until the earlier of April 30, 2016, a default or event of default under the Credit Agreement that was not waived by the Waiver Agreements, or one or more of the termination events specified in the Waiver Agreements. During the forbearance period under the Waiver Agreements, we have attempted to and are continuing to negotiate a restructuring of our indebtedness, but, as of the date of this Quarterly Report on Form 10-Q, we have not been successful at accomplishing our plan. In order to extend the forbearance period under the MNPA Waiver, we would be required to obtain 100% approval by the holders of the Senior Notes, which we believe is highly unlikely.

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to our 2024 Notes. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. We do not expect to make this interest payment before the end of the grace period under the indenture governing the 2024 Notes. If we do not make this interest payment before the end of the grace period, this will become an event of default under the indenture governing the 2024 Notes and may result in the acceleration of all of our indebtedness, including the 2024 Notes. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

Ultra Resources, Inc.

Bank indebtedness. The Company (through its subsidiary, Ultra Resources) is a party to the Credit Agreement with a syndicate of banks led by JP Morgan Chase Bank, N.A. Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation, a wholly-owned subsidiary of the Company. The Credit Agreement provides a loan commitment of $1.0 billion. At March 31, 2016, the Company had $999.0 million in outstanding borrowings, representing substantially all of the remaining undrawn amount under the Credit Agreement.

Except as otherwise provided in the Waiver Agreements, loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 150 basis points per annum as of March 31, 2016, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (250 basis points per annum as of March 31, 2016). Under the Bank Waiver, our outstanding indebtedness incurred pursuant to the Credit Agreement will accrue

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

interest at the contract rate otherwise applicable to such debt, except that unpaid interest that comes due and payable during the forbearance period under the Waiver Agreements accrues interest at the rate applicable thereto plus two percent per annum. We are required to pay commitment fees on the unused commitment amount under the Credit Agreement based on Ultra Resources’ consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default.

The Credit Agreement requires us to deliver annual audited, consolidated financial statements for the Company without a “going concern” or like qualification or explanation. On March 15, 2016, we delivered an audit report with respect to the financial statements in our most recent Annual Report on Form 10-K that included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The Credit Agreement provides a 30-day grace period related to this requirement. In addition, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. Because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to deliver the required financial statements will become an Event of Default under the Credit Agreement.

The Credit Agreement contains a consolidated leverage covenant, pursuant to which Ultra Resources is required to maintain a maximum ratio of its total funded consolidated debt to its trailing four fiscal quarters’ EBITDAX of 3.5 to 1.0. Based on Ultra Resources’ EBITDAX for the trailing four fiscal quarters ended March 31, 2016, we were not in compliance with this consolidated leverage covenant at March 31, 2016 (the ratio was 4.6 times at March 31, 2016). This is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to comply with the consolidated leverage covenant will become an Event of Default under the Credit Agreement.

The Credit Agreement contains a PV-9 covenant, pursuant to which Ultra Resources is required to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. We were required to report whether we were in compliance with this covenant on April 1, 2016. Based on the PV-9 of Ultra Resources’ oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant under the Credit Agreement (the ratio was 0.9 times at March 31, 2016). This is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to comply with the PV-9 covenant will become an Event of Default under the Credit Agreement.

Senior Notes. Ultra Resources has outstanding $1.46 billion of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Agreement.

The MNPA contains a consolidated leverage covenant, pursuant to which Ultra Resources is required to maintain a maximum ratio of its total funded consolidated debt to its trailing four fiscal quarters’ EBITDAX of 3.5 to 1.0. Based on Ultra Resources’ EBITDAX for the trailing four fiscal quarters ended March 31, 2016, we

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

were not in compliance with this consolidated leverage covenant at March 31, 2016 (the ratio was 4.6 times at March 31, 2016). This is not a default under the MNPA during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the MNPA, once the forbearance period under the Waiver Agreements ends, unless the noteholders of the Senior Notes grant a further waiver or other relief related to this requirement, our failure to comply with the consolidated leverage covenant will become an Event of Default under the MNPA.

The MNPA Waiver provides that during the forbearance period under the Waiver Agreements, the outstanding indebtedness under the Senior Notes will accrue interest at the contract rate otherwise applicable to such debt, except that the $40.0 million of unpaid interest which was due March 1, 2016 and the $62.0 million of unpaid principal which was due March 1, 2016 will accrue interest at the rate applicable thereto plus two percent per annum.

Ultra Petroleum Corp. Senior Notes

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 2024 Notes. The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and, as a result, are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: 2019 – 103.063%; 2020 – 102.042%; 2021 – 101.021%; and 2022 and thereafter – 100.000%. The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At March 31, 2016, the Company was in compliance with all of its debt covenants under the 2024 Notes.

Interest due under the 2024 Notes is payable each April 1 and October 1. On April 1, 2016, we elected to defer making an interest payment on the 2024 Notes of approximately $26.0 million due April 1, 2016. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. If we make this interest payment before the end of the forbearance period under the Waiver Agreements, the waivers and forbearances granted by our lenders in the Waiver Agreements will terminate. We do not expect to make this interest payment before the end of the grace period under the indenture governing the 2024 Notes. If we do not make this interest payment before the end of the grace period, this will become an event of default under the indenture governing the 2024 Notes and may result in the acceleration of all of our indebtedness, including the 2024 Notes. However, as noted above with respect to the Credit Agreement and the Ultra Resources Senior Notes, once the forbearance period under the Waiver Agreements ends, unless the Ultra Resources lenders grant a further waiver or other relief, violations of covenants or events of nonpayment under the Credit Agreement and/or the Senior Notes will become Events of Default under the Credit Agreement and/or the MNPA and could also become Events of Default under the 2024 Notes, potentially resulting in the acceleration of all of our indebtedness, including the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and, as a result, are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. As of December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: 2015 – 102.875%; 2016 – 101.438%; and 2017 and thereafter – 100.000%. The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. Interest due under the 2018 Notes is payable each June 15 and December 15. At March 31, 2016, the Company was in compliance with all of its debt covenants under the 2018 Notes. However, as noted above with respect to the Credit Agreement and the Ultra Resources Senior Notes, once the forbearance period under the Waiver Agreements ends, unless the Ultra Resources lenders grant a further waiver or other relief, violations of covenants or events of nonpayment under the Credit Agreement and/or the Senior Notes will become Events of Default under the Credit Agreement and/or the MNPA and could also become Events of Default under the 2018 Notes, potentially resulting in the acceleration of all of our indebtedness, including the 2018 Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended March 31,
	2016	2015
Total cost of share-based payment plans	$2,728	$2,970
Amounts capitalized in oil and gas properties and equipment	$931	$977
Amounts charged against income, before income tax benefit (provision)	$1,797	$1,993
Amount of related income tax (expense) benefit recognized in income before valuation allowance	$715	$833

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Number of Options (000’s)	Weighted Average Exercise Price (US Dollars)
Balance, December 31, 2014	690	$25.68	to	$98.87

Expired or forfeited	(171)	$25.68	to	$75.18

Balance, December 31, 2015	519	$49.05	to	$98.87

Expired or forfeited	(43)	$57.65	to	$63.05

Balance, March 31, 2016	476	$49.05	to	$98.87

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

Time-Based Measure and Performance-Based Measures:

For each LTIP award, the Committee establishes time-based and performance-based measures at the beginning of each three-year performance period. For the LTIP awards in 2015 and 2014, the Committee established the following performance-based measures: return on capital employed, debt level, and reserve replacement ratio. The fair value of the time-based and performance-based component of the LTIP award is based on the average high and low market price of the Company’s common stock on the date of award.

Market-Based Measure:

LTIP awards granted to officers during 2015 and 2014, include an additional performance metric, Total Shareholder Return. The grant-date fair value related to the market-based condition was calculated using a Monte Carlo simulation.

Valuation Assumptions

The Company estimates the fair value of the market condition related to the LTIP awards on the date of grant using a Monte Carlo simulation with the following assumptions:

	2015 LTIP	2014 LTIP
Volatility of common stock	39.0%	39.2%
Risk-free interest rate	0.66%	0.40%

Stock-Based Compensation Cost:

For the three months ended March 31, 2016, the Company recognized $1.4 million in pre-tax compensation expense related to the 2014 and 2015 LTIP awards of restricted stock units as compared to $1.8 million during the three months ended March 31, 2015 related to the 2013, 2014 and 2015 LTIP awards of restricted stock units. The amounts recognized during the three months ended March 31, 2016 assume that performance objectives between less than threshold and up to maximum are attained for the 2014 and 2015 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at March 31, 2016, for each of the three year performance periods is expected to be approximately $9.8 million and $10.8 million related to the 2014 and 2015 LTIP awards of restricted stock units, respectively.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Based on the Company’s achievement relative to the 2013 LTIP’s performance-based measures, and based on the continued employment with the Company by those participants who received a payment in connection with the 2013 LTIP relative to the 2013 LTIP’s time-based measures, during the first quarter of 2016 the Compensation Committee approved payment of the 2013 LTIP. This was the first payment of an LTIP since our LTIPs were modified in 2013 to include time-based and performance-based measures. As such, the Compensation Committee elected to pay the time-based portion of the LTIP awards in cash at the award value and the performance-based portion of the LTIP awards in shares of our common stock. The 2013 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2016 and totaled $3.8 million (132,843 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances, the ability to carryback current period losses, state income taxes and other permanent differences.

The Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

As further described in Note 1(r), the Company adopted ASU 2015-17 on a prospective basis in 2015. As a result, the deferred tax assets and liabilities are classified as long-term in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Commodity Derivative Contracts: At March 31, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
Commodity Derivatives:	2016	2015
Realized gain on commodity derivatives-natural gas(1)	$—	$29,359
Unrealized gain on commodity derivatives(1)	—	7,506

Total gain on commodity derivatives	$—	$36,865

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

data and valuation methodologies to estimate the fair value of its debt. The valuation assumptions utilized to measure the fair value of the Company’s debt are considered Level 2 inputs. This disclosure is presented in accordance with FASB ASC Topic 825, Financial Instruments, and does not impact the Company’s financial position, results of operations or cash flows.

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
7.31% Notes due March 2016, issued 2009	62,000	64,266	62,000	63,604
4.98% Notes due January 2017, issued 2010	116,000	117,636	116,000	113,420
5.92% Notes due March 2018, issued 2008	200,000	203,624	200,000	191,985
5.75% Notes due December 2018, issued 2013	450,000	39,528	450,000	111,451
7.77% Notes due March 2019, issued 2009	173,000	180,161	173,000	174,488
5.50% Notes due January 2020, issued 2010	207,000	204,305	207,000	185,052
4.51% Notes due October 2020, issued 2010	315,000	278,175	315,000	258,520
5.60% Notes due January 2022, issued 2010	87,000	83,519	87,000	73,034
4.66% Notes due October 2022, issued 2010	35,000	28,070	35,000	25,558
6.125% Notes due October 2024, issued 2014	850,000	94,091	850,000	206,321
5.85% Notes due January 2025, issued 2010	90,000	83,863	90,000	70,756
4.91% Notes due October 2025, issued 2010	175,000	134,604	175,000	115,911
Credit Facility due October 2016	999,000	999,000	630,000	630,000

	$3,759,000	$2,510,842	$3,390,000	$2,220,100

8. COMMITMENTS AND CONTINGENCIES:

Rockies Express Pipeline

On February 26, 2016, we received a letter from Sempra Rockies Marketing, LLC (“Sempra”) alleging that we were in breach of our Capacity Release Agreement, dated March 5, 2009 (the “Capacity Agreement”), resulting from nonpayment of fees for transportation service and notifying us that Sempra was authorized to recall the capacity released to us under the Capacity Agreement and to pursue any claims for damages or other remedies to which Sempra was entitled. On March 8, 2016, we received a letter from Sempra notifying us that Sempra was exercising its alleged right to permanently recall the 50,000 MMBtu/day of capacity on the Rockies Express Pipeline pursuant to the Capacity Agreement and that the recall would be effective as of March 9, 2016. The Company is not able to determine the likelihood of any potential outcome related to the alleged breach or, if and when resolved, whether such amounts, if any, would be material.

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express Pipeline LLC (“Rockies Express”) in connection with the transportation agreement related to the Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016.

On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. We intend to defend this lawsuit vigorously. Our estimate of the potential exposure ranges from approximately $19.0 million, which represents accrued unpaid invoices during the first quarter prior to contract termination, to $303.2 million related to this matter, which excludes potential interest, court costs and attorney fees.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under Federal oil and gas leases. The Company intends to submit a response to the preliminary determination asserting the reasonableness of its allocation methodology of such costs. This ONRR unbundling review could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods. The Company is not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Other Claims

The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2016 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below:

•

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to the 2024 Notes. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. If we make this interest payment before the end of the forbearance period under the Waiver Agreements, the waivers and forbearances granted by our lenders in the Waiver Agreements will terminate.

•

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express related to our transportation agreement on Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016.

•	On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach.

•

On April 19, 2016, the Company received a preliminary determination notice from ONRR asserting that the Company’s allocation of certain processing costs and plant fuel use at a specific processing plant were impermissibly allowed as deductions in the determination of royalties owed under Federal oil and gas leases. The Company intends to submit a response to the preliminary determination asserting the reasonableness of its allocation methodology of such costs. This ONRR unbundling review could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods.

•

On April 26, 2016, the Board of Directors of the Company elected Patrick Ash to be its Vice President, Development, and determined to include Mr. Ash in the Company’s Key Employee Incentive Program beginning in the second quarter of 2016. Mr. Ash participated in the Company’s Key Employee Retention Program during the first quarter of 2016.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

The following are the financial statements of Ultra Petroleum Corp. (the “Parent Company”), which are included to provide additional information with respect to the Parent Company’s results of operations, financial position and cash flows on a stand-alone basis:

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
General and administrative expense	$60	$99
Other income (expense):
Interest expense	(20,267)	(20,267)
Loss (income) from unconsolidated affiliates	(7,993)	37,720
Guarantee fee income	6,073	5,703
Other income	226	81

(Loss) income before income tax benefit	(22,021)	23,138
Income tax benefit	(190)	(2,051)

Net (loss) income	$(21,831)	$25,189

CONDENSED BALANCE SHEET

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$430	$523
Accounts receivable	94,930	64,542
Other current assets	5,370	5,150

Total current assets	100,730	70,215
Other non-current assets	24,103	24,197

Total assets	$124,833	$94,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,284,015	$1,283,232
Interest payable	33,650	14,166

Total current liabilities	1,317,665	1,297,398
Advances to unconsolidated affiliates	1,818,518	1,788,951
Total shareholders’ deficit	(3,011,350)	(2,991,937)

Total liabilities and shareholders’ equity	$124,833	$94,412

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
Net cash (used in) operating activities	$(24,088)	$(750)

Investing Activities:
Dividends received	24,089	24,073

Net cash provided by investing activities	24,089	24,073

Financing Activities:
Shares re-issued from treasury	—	4,557
Deferred financing costs	—	6
Net share settlements	(94)	—

Net cash (used in) provided by financing activities	(94)	4,563

(Decrease) increase in cash during the period	(93)	27,886
Cash and cash equivalents, beginning of period	523	772

Cash and cash equivalents, end of period	$430	$28,658

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah and gas sales from wells located in the Appalachian Basin in Pennsylvania. In 2014, the Company repositioned its portfolio to higher returning assets in the western U.S. while divesting lower returning assets in the eastern U.S. Additionally, as part of the acquisition of assets in the Pinedale Field in Sublette County, Wyoming in September 2014 (the “SWEPI Transaction”), the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces in Wyoming beginning in 2017.

The prices of oil and natural gas are critical factors to the Company’s business. The prices of oil and natural gas have historically been volatile, and this volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas and oil. (See Note 6 to the Company’s Consolidated Financial Statements).

During the quarter ended March 31, 2016, the average price realization for the Company’s natural gas was $2.01 per Mcf compared with $2.84 per Mcf during the quarter ended March 31, 2015. During the first quarter of 2015, the Company’s average price realization for natural gas was $3.29 per Mcf, including realized gains and losses on commodity derivatives. The Company does not currently have any open derivative contracts for natural gas production.

During the quarter ended March 31, 2016, the average price realization for the Company’s oil was $26.95 per barrel compared to $37.34 per barrel for the quarter ended March 31, 2015.

Liquidity and Ability to Continue as a Going Concern

As disclosed in our most recent Annual Report on Form 10-K, because low crude oil and natural gas prices during 2015 had a significant adverse impact on our business and our financial condition, substantial doubt exists that we will be able to continue as a going concern. Although crude oil and natural gas prices have improved somewhat in recent weeks, product prices continue to be historically low, our financial condition continues to be distressed, and substantial doubt continues to exist that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or replace our indebtedness as it matures. We can offer no assurance that we will be able to obtain waivers or other relief, and it is unlikely we will be able to comply with all of the obligations and covenants in our debt agreements. In addition, we have substantial unpaid principal maturities and interest payments that are past due, and we have substantial additional principal maturities and interest payments coming due in the near future. We do not have sufficient liquidity to pay our unpaid and near-term principal maturities and interest payments without raising additional capital. We do not have sufficient liquidity to pay our indebtedness if it is accelerated and becomes immediately due and payable without raising additional capital. Additional capital may be available only on extremely onerous terms if it is available at all. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada. Investors should review the disclosures and other information, including the risk factors, provided in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.

On March 1, 2016, we entered into a Limited Waiver Agreement with the lenders under the credit agreement between our wholly-owned subsidiary, Ultra Resources, Inc. (“Ultra Resources), as the borrower, and JPMorgan Chase Bank, as the administrative agent, and the lenders thereto (the “Credit Agreement”) (the “Bank Waiver”) and a Waiver and Amendment to Master Note Purchase Agreement, Notes and Supplement with the holders of the unsecured senior notes issued by Ultra Resources (collectively, the “Senior Notes”) pursuant to the Master Note Purchase Agreement dated March 6, 2008 (as supplemented, the “MNPA”) (the “MNPA Waiver” and, together with the Bank Waiver, the “Waiver Agreements”). Under the Waiver Agreements, the lenders and holders, as applicable, party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, as applicable, and to forbear from exercising their rights and remedies otherwise available under the Credit Agreement and/or the MNPA, for a forbearance period extending from March 1, 2016 until the earlier of April 30, 2016, a default or event of default under the Credit Agreement or the MNPA, as applicable, that was not waived by the Waiver Agreements, or one or more of the termination events specified in the Waiver Agreements. During the forbearance period under the Waiver Agreements, we have attempted to and are continuing to negotiate a restructuring of our indebtedness; but, as of the date of this Quarterly Report on Form 10-Q, we have not been successful at accomplishing our plan. In order to extend the forbearance period under the MNPA Waiver, we would be required to obtain 100% approval by the holders of the Senior Notes, which we believe is highly unlikely.

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to our 6.125% Senior Notes due 2024 (the “2024 Notes”). The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. We do not expect to make this interest payment before the end of the grace period under the indenture governing the 2024 Notes. If we do not make this interest payment before the end of the grace period, this will become an event of default under the indenture governing the 2024 Notes and may result in the acceleration of all of our indebtedness, including the 2024 Notes. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

The following events have occurred since February 29, 2016 (when we filed our most recent Annual Report on Form 10-K):

•	On March 1, 2016, we entered into the Bank Waiver with the lenders under the Credit Agreement between Ultra Resources, as the borrower, and JPMorgan Chase Bank, as the administrative agent, and the lenders thereto, and the MNPA Waiver with 100% of the holders of the Senior Notes issued by Ultra Resources pursuant to the MNPA. The Waiver Agreements were effective March 1, 2016 and provide for a forbearance period extending through no later than April 30, 2016. These events were disclosed in our Current Report on Form 8-K filed March 2, 2016.

•

On March 1, 2016, we elected not to make a $62.0 million principal payment due under the unsecured senior notes issued by Ultra Resources. Because of the Waiver Agreements, this is not a default under the MNPA during the forbearance period under the Waiver Agreements.

•

On March 1, 2016, we elected not to make a $40.0 million interest payment due under the unsecured senior notes issued by Ultra Resources. Because of the Waiver Agreements, this is not a default under the MNPA during the forbearance period under the Waiver Agreements.

•

On March 8, 2016, we received a letter from Sempra Rockies Marketing, LLC (“Sempra”) notifying us that Sempra was exercising its alleged right to permanently recall the 50,000 MMBtu/day of capacity on the Rockies Express pipeline and that the recall would be effective as of March 9, 2016. We had previously received a letter, dated February 26, 2016, from Sempra alleging that we were in breach of our Capacity Release Agreement, dated March 5, 2009, due to nonpayment of fees for transportation service and notifying us that Sempra was authorized to recall the capacity released to us under the agreement and to pursue any claims for damages or other remedies to which Sempra was entitled.

•

On March 11, 16, 21, and 31, 2016, we elected not to make a total of $2.7 million of interest payments due under the Credit Agreement. Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements.

•

On March 15, 2016, we delivered, to the lenders under the Credit Agreement, an audit report prepared by our auditors with respect to the financial statements in our most recent Annual Report on Form 10-K, which included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The Credit Agreement requires us to deliver annual audited, consolidated financial statements without a “going concern” or like qualification or explanation. The Credit Agreement provides a 30-day grace period related to this requirement. Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements.

•

On March 15, 2016, we received a notice from the New York Stock Exchange (“NYSE”) that we were not in compliance with the NYSE’s continued listing standards, and, as a result, there is a significant risk our common stock will be delisted from the NYSE. This event was disclosed in our Current Report on Form 8-K filed March 18, 2016.

•

On March 28, 2016, we received a letter from Rockies Express Pipeline notifying us that, according to Rockies Express, our transportation agreement had terminated effective as of March 26, 2016 due to our alleged defaults under the terms of the Rockies Express tariff and our transportation agreement.

•

On April 1, 2016, we notified the lenders under the Credit Agreement of the annual redetermination of the PV-9 value of our proved reserves. The Credit Agreement requires Ultra Resources to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. Based on the PV-9 of its oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant (the ratio was 0.9 times at March 31, 2016). Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements.

•

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to our 2024 Notes. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. If we make this interest payment before the end of the forbearance period under the Waiver Agreements, the waivers and forbearances granted by our lenders in the Waiver Agreements will terminate. This event was disclosed in our Current Report on Form 8-K filed April 1, 2016.

•

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express related to our transportation agreement on Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016.

•

On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. We intend to defend this lawsuit vigorously.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was $1.8 million and $2.0 million, respectively. See Note 4 for additional information.

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

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2016 or 2015.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalance. The Company’s imbalance obligations as of March 31, 2016 and December 31, 2015 were immaterial.

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of March 31, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Deferred Financing Costs. Included in other current assets at March 31, 2016 are costs associated with the issuance of our revolving credit facility. Costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The remaining unamortized issuance costs are being amortized over the life of the applicable debt or facility using the straight line method.

Recent accounting pronouncements. In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-09 on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.2 million and $19.4 million on the Company’s Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS:

	For the Three Months
	Ended March 31,		% Variance
	2016	2015
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	68,605	64,704	6%
Crude oil and condensate (Bbls)	790	951	-17%

Total production (Mcfe)	73,345	70,410	4%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$2.01	$2.84	-29%
Natural gas ($/Mcf, including realized hedges)	$2.01	$3.29	-39%
Oil and condensate ($/Bbl)	$26.95	$37.34	-28%

Revenues:
Natural gas sales	$138,102	$183,795	-25%
Oil sales	21,284	35,514	-40%

Total operating revenues	$159,386	$219,309	-27%

Derivatives:
Realized gain (loss) on commodity derivatives-natural gas	$—	$29,359	100%
Unrealized (loss) gain on commodity derivatives	—	7,506	100%

Total gain (loss) on commodity derivatives	$—	$36,865	100%

Operating Costs and Expenses:
Lease operating expenses	$25,394	$26,112	-3%
Liquids gathering system operating lease expense	$5,171	$5,162	0%
Production taxes	$15,231	$19,895	-23%
Gathering fees	$22,450	$19,757	14%
Transportation charges	$23,555	$20,191	17%
Depletion, depreciation and amortization	$30,848	$94,590	-67%
General and administrative expenses	$4,219	$3,640	16%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.35	$0.37	-5%
Liquids gathering system operating lease expense	$0.07	$0.07	0%
Production taxes	$0.21	$0.28	-25%
Gathering fees	$0.31	$0.28	11%
Transportation charges	$0.32	$0.29	10%
Depletion, depreciation and amortization	$0.42	$1.34	-69%
General and administrative expenses	$0.06	$0.05	20%

Quarter Ended March 31, 2016 vs. Quarter Ended March 31, 2015

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended March 31, 2016, total production increased 4% on a gas equivalent basis to 73.3 Bcfe compared to 70.4 Bcfe for the same quarter in 2015. The increase is primarily attributable to our drilling program in 2015.

Commodity Prices — Natural Gas. Realized natural gas prices decreased 29% to $2.01 per Mcf in the first quarter of 2016 as compared to $2.84 per Mcf for the same quarter of 2015. The Company does not currently have any open derivative contracts for natural gas production. During the three months ended March 31, 2015, the Company’s average price for natural gas including realized gains and losses on commodity derivatives was $3.29 per Mcf.

Commodity Prices — Oil. During the quarter ended March 31, 2016, the average price realization for the Company’s oil was $26.95 per barrel compared to $37.34 per barrel for the same period in 2015. The Company does not currently have any open derivative contracts for oil production.

Revenues. The decrease in average oil and natural gas prices, offset by increased production from our drilling program resulted in revenues decreasing to $159.4 million for the quarter ended March 31, 2016 as compared to $219.3 million for the same period in 2015.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) remained relatively flat at $25.4 million during the first quarter of 2016 compared to $26.1 million during the same period in 2015. On a unit of production basis, LOE costs decreased to $0.35 per Mcfe during the first quarter of 2016 compared with $0.37 per Mcfe during the first quarter of 2015 largely related to increased production volumes during the period ended March 31, 2016.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended March 31, 2016, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.07 per Mcfe as compared to $5.2 million, or $0.07 per Mcfe for the same period in 2015.

Production Taxes. During the three months ended March 31, 2016, production taxes were $15.2 million compared to $19.9 million during the same period in 2015, or $0.21 per Mcfe compared to $0.28 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.6% of revenues for the quarter ended March 31, 2016 and 9.1% of revenues for the same period in 2015. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices during the quarter ended March 31, 2016 as compared to the same period in 2015.

Gathering Fees. Gathering fees increased to $22.5 million for the three months ended March 31, 2016 compared to $19.8 million during the same period in 2015 largely related to production increases in Wyoming. On a per unit basis, gathering fees increased to $0.31 per Mcfe for the three months ended March 31, 2016 as compared to $0.28 per Mcfe during the same period in 2015 primarily due to higher gathering rates associated with the low pressure system in the Pinedale field.

Transportation Charges. Transportation charges in association with Rockies Express Pipeline (“REX”) increased to $23.6 million for the quarter ended March 31, 2016 as compared to $20.2 million for the same period in 2015 primarily as a result of reduced royalty deductions. On a per unit basis, transportation charges increased to $0.32 per Mcfe (on total company volumes) for the quarter ended March 31, 2016 compared with $0.29 per Mcfe (on total company volumes) for the quarter ended March 31, 2015. See Note 9 for further discussion of the REX contract.

Depletion, Depreciation and Amortization. DD&A expenses decreased to $30.8 million during the three months ended March 31, 2016 from $94.6 million for the same period in 2015, primarily attributable to a decreased DD&A rate on a unit of production basis as a result of the ceiling test impairment during the fourth quarter of 2015. On a unit of production basis, the DD&A rate decreased to $0.42 per Mcfe for the quarter ended March 31, 2016 compared to $1.34 per Mcfe for the quarter ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses remained relatively flat at $4.2 million for the quarter ended March 31, 2016 compared to $3.6 million for the same period in 2015. On a per unit basis, general and administrative expenses remained relatively flat at $0.06 per Mcfe for the quarter ended March 31, 2016 compared to $0.05 per Mcfe for the quarter ended March 31, 2015.

Other Income and Expenses:

Interest Expense. Interest expense increased to $49.9 million during the quarter ended March 31, 2016 compared to $42.7 million during the same period in 2015 primarily as a result of higher average borrowings outstanding for the quarter ended March 31, 2016 as compared to the same period in 2015 and decreased amounts of capitalized interest for the quarter ended March 31, 2016 as compared to the same period in 2015. For the quarter ended March 31, 2016, the Company did not capitalize any interest associated with unevaluated oil and gas properties that are excluded from amortization compared with $3.2 million in capitalized interest for the quarter ended March 31, 2015.

Debt Restructuring Fees. During the quarter ended March 31, 2016, the Company incurred $5.6 million in costs and fees in connection with its efforts to restructure its debt.

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended March 31, 2016 and 2015, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain/(Loss) on Commodity Derivatives. The Company does not currently have any open commodity derivative contracts. During the quarter ended March 31, 2015, the Company recognized a gain of $36.9 million related to commodity derivatives. Of this total, the Company recognized $29.4 million of realized gain on commodity derivatives during the quarter ended March 31, 2015. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized gain on commodity derivatives of $7.5 million during the quarter ended March 31, 2015. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

(Loss) Income from Continuing Operations:

Pretax (Loss) Income. The Company recognized a net loss before income taxes of $22.0 million for the quarter ended March 31, 2016 compared with income before income taxes of $23.2 million for the same period in 2015. The decrease in earnings is primarily due to decreased revenues, including gains on commodity derivatives, as a result of decreased oil and natural gas prices during the three months ended March 31, 2016 as compared to the same period in 2015 and partially offset by decreased DD&A during the three months ended March 31, 2016.

Income Taxes. The Company has recorded a valuation allowance against certain deferred tax assets as of March 31, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net (Loss) Income. For the three months ended March 31, 2016, the Company recognized net loss of $21.8 million or $0.14 per diluted share as compared with net income of $25.2 million or $0.16 per diluted share for the same period in 2015. The decrease in earnings is primarily due to decreased revenues, including gains on commodity derivatives, as a result of decreased oil and natural gas prices during the three months ended March 31, 2016 as compared to the same period in 2015 and partially offset by decreased DD&A during the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Waiver Agreements. On March 1, 2016, we entered into the Waiver Agreements. Under the Waiver Agreements, the lenders party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, and to forbear from exercising their rights and remedies otherwise available under the Credit Agreement and/or the MNPA, for a forbearance period extending from March 1, 2016 until the earlier of April 30, 2016, a default or event of default under the Credit Agreement that was not waived by the Waiver Agreements, or one or more of the termination events specified in the Waiver Agreements. During the forbearance period under the Waiver Agreements, we have attempted to and are continuing to negotiate a restructuring of our indebtedness, but, as of the date of this Quarterly Report on Form 10-Q, we have not been successful at accomplishing our plan. In order to extend the forbearance period under the MNPA Waiver, we would be required to obtain 100% approval by the holders of the Senior Notes, which we believe is highly unlikely.

Overview. During the three month period ended March 31, 2016, the Company relied on cash provided by operations along with borrowings under the Credit Agreement (defined below) to finance its capital expenditures. At March 31, 2016, the Company reported a cash position of $281.5 million compared to $34.0 million at March 31, 2015.

Capital Expenditures. For the three month period ended March 31, 2016, total capital expenditures were $76.7 million. During this period, the Company participated in 32 gross (22.4 net) wells in Wyoming that were drilled to total depth and cased. No wells are scheduled to be drilled in Utah or Pennsylvania during 2016.

Working Capital. Working capital deficit at March 31, 2016 was $3.6 billion compared to working capital deficit of $76.1 million at March 31, 2015. At March 31, 2016, the Company had $999.0 million in outstanding borrowings, representing substantially all of the remaining undrawn amount under the Credit Agreement. As a result, no material further extensions of credit are available under the Credit Agreement. In addition, the Company had $2.76 billion outstanding in senior notes (See Note 3). Other long-term obligations of $177.6 million at March 31, 2016 were comprised of items payable in more than one year, primarily related to production taxes and asset retirement obligations.

Continued low oil and natural gas prices have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern. As a result, we have reclassified all of our total outstanding debt as short-term. A failure by us to comply with our financial covenants or to comply with the other restrictions in our financing agreements may result in reduced borrowing capacity or an event of a default under the agreements governing our indebtedness, causing our debt obligations under such financing agreements (and any other indebtedness or contractual obligations to the extent linked to it by reason of cross-default or cross-acceleration provisions) to potentially become immediately due and payable.

Maturities. At March 31, 2016, we have the following obligations outstanding under the Credit Agreement, the 2018 Notes, the 2024 Notes, and the Senior Notes (maturity dates exclude the effect of the default provisions):

•	$999.0 million due October 2016 under the Credit Agreement;

•	$450.0 million due December 2018 with respect to the 2018 Notes;

•	$850.0 million due September 2024 with respect to the 2024 Notes; and

•	$1.46 billion due between March 2016 and October 2025 with respect to the Senior Notes.

A $62.0 million maturity payment under one series of the Senior Notes was due March 1, 2016 but was not paid. This is not a default under the MNPA during the forbearance period under the Waiver Agreements. However, because of our financial constraints and the significant level of our indebtedness compared to our expected business performance, we do not expect to pay this maturity before the forbearance period ends. Once the forbearance period under the Waiver Agreements ends, unless all of the parties holding our Senior Notes grant a further waiver or other relief related to this requirement, our failure to pay this maturity will become an Event of Default under the MNPA.

Going Concern. As disclosed in our most recent Annual Report on Form 10-K, because low crude oil and natural gas prices during 2015 had a significant adverse impact on our business and our financial condition, substantial doubt exists that we will be able to continue as a going concern. Although crude oil and natural gas prices have improved somewhat in recent weeks, product prices continue to be historically low, our financial condition continues to be distressed, and substantial doubt continues to exist that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or replace our indebtedness as it matures. We can offer no assurance that we will be able to obtain waivers or other relief, and we do not expect to be able to comply with the obligations and covenants in our debt agreements. We also do not have sufficient liquidity to repay our indebtedness if it is accelerated and becomes immediately due and payable. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

In order to increase the Company’s liquidity to levels sufficient to meet the Company’s commitments, we are currently pursuing or considering a number of actions including: (i) in- and out-of-court restructuring, (ii) minimizing our capital expenditures, (iii) obtaining waivers or amendments from our lenders, (iv) effectively managing our working capital and (v) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.

Investors should review the disclosures and other information, including the risk factors, provided in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. For additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see the risk factors in this Quarterly Report on Form 10-Q and Item 1A — Risk Factors in our Form 10-K for the year ended December 31, 2015, filed February 29, 2016.

2016 Capital Investment Plan. For 2016, our original capital budget was $260.0 million, reflecting the low commodity price environment at the beginning of the year. On April 26, 2016, our Board of Directors approved an increase to our capital budget for 2016 from $260.0 million to $295.0 million. We anticipate using the additional capital in our increased budget to complete some of our uncompleted wells in Utah and to drill additional development wells in Wyoming. We expect to fund our 2016 capital expenditures budget through cash flows from operations and cash on hand.

Subsequent Events. The Company has evaluated the period subsequent to March 31, 2016 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below:

•

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to the 2024 Notes. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. If we make this interest payment before the end of the forbearance period under the Waiver Agreements, the waivers and forbearances granted by our lenders in the Waiver Agreements will terminate.

•

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express related to our transportation agreement on Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016

•

On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages relating to the alleged breach. We intend to defend this lawsuit vigorously.

•

On April 19, 2016, the Company received a preliminary determination notice from ONRR asserting that the Company’s allocation of certain processing costs and plant fuel use at a specific processing plant were impermissibly allowed as deductions in the determination of royalties owed under Federal oil and gas leases. The Company intends to submit a response to the preliminary determination asserting the reasonableness of its allocation methodology of such costs. This ONRR unbundling review could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods.

Ultra Resources, Inc.

Bank indebtedness. The Company (through its subsidiary, Ultra Resources) is a party to the Credit Agreement with a syndicate of banks led by JP Morgan Chase Bank, N.A. Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation, a wholly-owned subsidiary of the Company. The Credit Agreement provides a loan commitment of $1.0 billion. At March 31, 2016, the Company had $999.0 million in outstanding borrowings, representing substantially all of the remaining undrawn amount under the Credit Agreement.

Except as otherwise provided in the Waiver Agreements, loans under the Credit Agreement are unsecured and bear interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus 150 basis points per annum as of March 31, 2016, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio (250 basis points per annum as of March 31, 2016). Under the Bank Waiver, our outstanding indebtedness incurred pursuant to the Credit Agreement will accrue interest at the contract rate otherwise applicable to such debt, except that unpaid interest that comes due and payable during the forbearance period under the Waiver Agreements accrues interest at the rate applicable thereto plus two percent per annum. We are required to pay commitment fees on the unused commitment amount under the Credit Agreement based on Ultra Resources’ consolidated leverage ratio.

The Credit Agreement contains typical and customary representations, warranties, covenants and events of default.

The Credit Agreement requires us to deliver annual audited, consolidated financial statements for the Company without a “going concern” or like qualification or explanation. On March 15, 2016, we delivered an audit report with respect to the financial statements in our most recent Annual Report on Form 10-K that included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The Credit Agreement provides a 30-day grace period related to this requirement. In addition, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. Because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to deliver the required financial statements will become an Event of Default under the Credit Agreement.

The Credit Agreement contains a consolidated leverage covenant, pursuant to which Ultra Resources is required to maintain a maximum ratio of its total funded consolidated debt to its trailing four fiscal quarters’ EBITDAX of three and one half times to one. Based on Ultra Resources’ EBITDAX for the trailing four fiscal quarters ended March 31, 2016, we were not in compliance with this consolidated leverage covenant at March 31, 2016 (the ratio was 4.6 times at March 31, 2016). This is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to comply with the consolidated leverage covenant will become an Event of Default under the Credit Agreement.

The Credit Agreement contains a PV-9 covenant, pursuant to which Ultra Resources is required to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. We were required to report whether we were in compliance with this covenant on April 1, 2016. Based on the PV-9 of Ultra Resources’ oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant under the Credit Agreement (the ratio was 0.9 times at March 31, 2016). This is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to comply with the PV-9 covenant will become an Event of Default under the Credit Agreement.

Senior Notes. Ultra Resources has outstanding $1.46 billion of Senior Notes. Ultra Resources’ Senior Notes rank pari passu with the Company’s Credit Agreement. Payment of the Senior Notes is guaranteed by Ultra Petroleum Corp. and UP Energy Corporation. The Senior Notes are pre-payable in whole or in part at any time following the payment of a make-whole premium and are subject to representations, warranties, covenants and events of default similar to those in the Credit Agreement.

The MNPA contains a consolidated leverage covenant, pursuant to which Ultra Resources is required to maintain a maximum ratio of its total funded consolidated debt to its trailing four fiscal quarters’ EBITDAX of 3.5 to 1.0. Based on Ultra Resources’ EBITDAX for the trailing four fiscal quarters ended March 31, 2016, we were not in compliance with this consolidated leverage covenant at March 31, 2016 (the ratio was 4.6 times at March 31, 2016). This is not a default under the MNPA during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the MNPA, once the forbearance period under the Waiver Agreements ends, unless the noteholders of the Senior Notes grant a further waiver or other relief related to this requirement, our failure to comply with the consolidated leverage covenant will become an Event of Default under the MNPA.

The MNPA Waiver provides that during the forbearance period under the Waiver Agreements, the outstanding indebtedness under the Senior Notes will accrue interest at the contract rate otherwise applicable to such debt, except that the $40.0 million of unpaid interest which was due March 1, 2016 and the $62.0 million of unpaid principal which was due March 1, 2016 will accrue interest at the rate applicable thereto plus two percent per annum.

Ultra Petroleum Corp. Senior Notes

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 2024 Notes. The 2024 Notes are general, unsecured senior obligations of the Company and mature on October 1, 2024. The 2024 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2024 Notes are not guaranteed by the Company’s subsidiaries and, as a result, are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. On and after October 1, 2019, the Company may redeem all or, from time to time, a part of the 2024 Notes at the following prices expressed as a percentage of principal amount of the 2024 Notes: 2019 – 103.063%; 2020 – 102.042%; 2021 – 101.021%; and 2022 and thereafter – 100.000%. The 2024 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2024 Notes contain events of default customary for a senior note financing. At March 31, 2016, the Company was in compliance with all of its debt covenants under the 2024 Notes. However, as noted above with respect to the Credit Agreement and the Ultra Resources Senior Notes, once the forbearance period under the Waiver Agreements ends, unless the Ultra Resources lenders grant a further waiver or other relief, violations of covenants or events of nonpayment under the Credit Agreement and/or the Senior Notes will become Events of Default under the Credit Agreement and/or the MNPA and could also become Events of Default under the 2024 Notes, potentially resulting in the acceleration of all of our indebtedness, including the 2024 Notes.

Interest due under the 2024 Notes is payable each April 1 and October 1. On April 1, 2016, we elected to defer making an interest payment on the 2024 Notes of approximately $26.0 million due April 1, 2016. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. If we make this interest payment before the end of the forbearance period under the Waiver Agreements, the waivers and forbearances granted by our lenders in the Waiver Agreements will terminate. We do not expect to make this interest payment before the end of the grace period under the indenture governing the 2024 Notes. If we do not make this interest payment before the end of the grace period, this will become an event of default under the indenture governing the 2024 Notes and may result in the acceleration of all of our indebtedness, including the 2024 Notes.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% Senior Notes due 2018 (“2018 Notes”). The 2018 Notes are general, unsecured senior obligations of the Company and mature on December 15, 2018. The 2018 Notes rank equally in right of payment to all existing and future senior indebtedness of the Company and effectively rank junior to all future secured indebtedness of the Company (to the extent of the value of the collateral securing such indebtedness). The 2018 Notes are not guaranteed by the Company’s subsidiaries and, as a result, are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. As of December 15, 2015, the Company may redeem all or, from time to time, a part of the 2018 Notes at the following prices expressed as a percentage of principal amount of the 2018 Notes: 2015 – 102.875%; 2016 – 101.438%; and 2017 and thereafter – 100.000%. The 2018 Notes are subject to covenants that restrict the Company’s ability to incur indebtedness, make distributions and other restricted payments, grant liens, use the proceeds of asset sales, make investments and engage in affiliate transactions. In addition, the 2018 Notes contain events of default customary for a senior note financing. Interest due under the 2018 Notes is payable each June 15 and December 15. At March 31, 2016, the Company was in compliance with all of its debt covenants under the 2018 Notes. However, as noted above with respect to the Credit Agreement and the Ultra Resources Senior Notes, once the forbearance period under the Waiver Agreements ends, unless the Ultra Resources lenders grant a further waiver or other relief, violations of covenants or events of nonpayment under the Credit Agreement and/or the Senior Notes will become Events of Default under the Credit Agreement and/or the MNPA and could also become Events of Default under the 2018 Notes, potentially resulting in the acceleration of all of our indebtedness, including the 2018 Notes.

Operating Activities. During the three months ended March 31, 2016, net cash used in operating activities was $3.7 million, a 103% decrease from net cash provided by operating activities of $121.8 million for the same period in 2015. The decrease in net cash used in operating activities is largely attributable to decreased revenues as a result of decreased oil and natural gas price realizations during the three months ended March 31, 2016 as compared to the same period in 2015 and net changes in working capital.

Investing Activities. During the three months ended March 31, 2016, net cash used in investing activities was $87.6 million as compared to $140.3 million for the same period in 2015. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities.

Financing Activities. During the three months ended March 31, 2016, net cash provided by financing activities was $368.7 million compared to $43.5 million for the same period in 2015. The change in net cash provided by financing activities is primarily due to increased borrowings during 2016 related to drawings under the Credit Agreement.

Outlook

As disclosed in our most recent Annual Report on Form 10-K, low crude oil and natural gas prices during 2015 have had and continue to have a significant adverse impact on our business and our financial condition. We have significant indebtedness, and because we are experiencing a period of financial distress due in part to low commodity prices, substantial doubt exists that we will be able to continue as a going concern. Our ability to continue as a going concern is dependent on many factors, including our ability to comply with the obligations in our existing debt agreements, to obtain waivers or other relief if we are unable to comply, and/or to be able to repay or replace our indebtedness as it matures. We can offer no assurance that we will be able to obtain waivers or other relief, and it is unlikely we will be able to comply with all of the obligations and covenants in our debt agreements. In addition, we have substantial unpaid principal maturities and interest payments that are past due, and we have substantial additional principal maturities and interest payments coming due in the near future. We do not have sufficient liquidity to pay our unpaid and near-term principal maturities and interest payments without raising additional capital. We do not have sufficient liquidity to pay our indebtedness if it is accelerated and becomes immediately due and payable without raising additional capital. Additional capital may be available only on extremely onerous terms if it is available at all.

We have been working to amend, replace, refinance or restructure our debt agreements or to secure additional capital to alleviate our financial distress. On March 1, 2016, we entered into the Waiver Agreements. Under the Waiver Agreements, the lenders party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, and to forbear from exercising their rights and remedies otherwise available under the Credit Agreement and/or the MNPA, for a forbearance period extending from March 1, 2016 until the earlier of April 30, 2016, a default or event of default under the Credit Agreement that was not waived by the Waiver Agreements, or one or more of the termination events specified in the Waiver Agreements.

During the forbearance period under the Waiver Agreements, we have attempted to and are continuing to negotiate a restructuring of our indebtedness, but, as of the date of this Quarterly Report on Form 10-Q, we have not been successful at accomplishing our plan. In order to extend the forbearance period under the MNPA Waiver, we would be required to obtain 100% approval by the holders of the Senior Notes, which we believe is highly unlikely.

On April 1, 2016, we elected to defer making an interest payment of approximately $26.0 million due April 1, 2016 with respect to our 2024 Notes. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. We do not expect to make this interest payment before the end of the grace period under the indenture governing the 2024 Notes. If we do not make this interest payment before the end of the grace period, this will become an event of default under the indenture governing the 2024 Notes and may result in the acceleration of all of our indebtedness, including the 2024 Notes. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2016.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the risk factors provided in this Quarterly Report on Form 10-Q for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At March 31, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
Commodity Derivatives (000’s):	2016	2015
Realized gain on commodity derivatives-natural gas(1)	$—	$29,359
Unrealized gain on commodity derivatives(1)	—	7,506

Total gain on commodity derivatives	$—	$36,865

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rockies Express Pipeline: On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. We intend to defend this lawsuit vigorously.

Other Claims: The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.

ITEM 1A. RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, there have been no material changes to the risks described in the Annual Report on Form 10-K.

There is substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada, any of which may have a material adverse impact on our business, financial condition, results of operations, and cash flows, would have a material adverse impact on the trading price of our securities, and could place our shareholders at significant risk of losing all of their investment in our shares.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Due to our current financial constraints, including the likelihood of the occurrence of events of default under our debt agreements, there is a substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

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

The audit report we received with respect to our year-end 2015 consolidated financial statements contains an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” Our Credit Agreement requires us to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. Our failure to obtain a further waiver or other relief related to this requirement could result in an acceleration of all of our outstanding debt obligations.

Under our Credit Agreement, we are required to deliver audited, consolidated financial statements without a “going concern” or like qualification or explanation. On March 15, 2016, we delivered to the lenders under the Credit Agreement an audit report prepared by our auditors with respect to the financial statements in our most recent Annual Report on Form 10-K that included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The Credit Agreement provides a 30-day grace period related to this requirement. Because of the Waiver Agreements, this is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. Because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to deliver the required financial statements will become an event of default under the Credit Agreement.

If an event of default occurs under our Credit Agreement, the lenders could accelerate the loans outstanding under the Credit Agreement and deny any additional borrowing requests we might submit pursuant to the Credit Agreement. In addition, if the lenders under our Credit Agreement accelerate the loans outstanding under the Credit Agreement, we will then also be in default under the MNPA and the indentures related to our 2018 Notes and our 2024 Notes. If we default under the MNPA, the holders of the Senior Notes could accelerate the Senior Notes. Likewise, if we default under the indentures, the holders of the 2018 Notes or the 2024 Notes could accelerate those notes.

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

There are covenants in the agreements governing our indebtedness. Under the Waiver Agreements, the lenders party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, but there is no guarantee we can obtain further waivers or other relief from these defaults. A default on our obligations, an acceleration of our indebtedness by our lenders or noteholders, and/or a termination of the Pinedale Lease Agreement, as applicable, would have a material adverse impact on our business, financial condition, results of operations, cash flows, and the trading price of our securities.

Our Credit Agreement contains a consolidated leverage covenant, pursuant to which Ultra Resources is required to maintain a maximum ratio of its total funded consolidated debt to its trailing four fiscal quarters’ EBITDAX of 3.5 to 1.0. Based on Ultra Resources’ EBITDAX for the trailing four fiscal quarters ended March 31, 2016, we were not in compliance with this consolidated leverage covenant at March 31, 2016 (the ratio was 4.6 times at March 31, 2016). This is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to comply with the consolidated leverage covenant will become an Event of Default under the Credit Agreement. A violation of this covenant can become an event of default under our debt agreements and result in the acceleration of all of our indebtedness.

Additionally, our Credit Agreement contains a PV-9 covenant, pursuant to which Ultra Resources is required to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. We were required to report whether we were in compliance with this covenant on April 1, 2016. Based on the PV-9 of Ultra Resources’ oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant under the Credit Agreement (the ratio was 0.9 times at March 31, 2016). This is not a default under the Credit Agreement during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the Credit Agreement, once the forbearance period under the Waiver Agreements ends, unless the lenders under the Credit Agreement grant a further waiver or other relief related to this requirement, our failure to comply with the PV-9 covenant will become an Event of Default under the Credit Agreement.

The Master Note Purchase Agreement contains a consolidated leverage covenant similar to the consolidated leverage covenant in our Credit Agreement. Based on Ultra Resources’ EBITDAX for the trailing four fiscal quarters ended March 31, 2016, we were not in compliance with this consolidated leverage covenant at March 31, 2016 (the ratio was 4.6 times at March 31, 2016). This is not a default under the MNPA during the forbearance period under the Waiver Agreements. However, because we cannot comply with this requirement under the MNPA, once the forbearance period under the Waiver Agreements ends, unless the noteholders of the Senior Notes grant a further waiver or other relief related to this requirement, our failure to comply with the consolidated leverage covenant will become an Event of Default under the MNPA.

The indentures related to our 2018 Notes and our 2024 Notes contain an interest charge coverage ratio, pursuant to which we are required to maintain a minimum ratio of our trailing four fiscal quarters’ consolidated EBITDA to our total interest expense of no less than 2.25 to 1.00 as a precondition to our incurring additional indebtedness. Based on our EBITDA for the trailing four fiscal quarters ended March 31, 2016, we were in compliance with this covenant at March 31, 2016. However, if commodity prices stay at or decline from recent levels or if we fail to develop new properties and operate our existing properties profitably or if our interest expense increases due to changes in the agreements governing our indebtedness or due to breaches of the covenants in the agreements governing our indebtedness, we may not be able to continue to comply with this covenant during the next twelve months. If we breach this covenant, our ability to incur additional indebtedness will be limited, or we may not be able to incur additional indebtedness at all.

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

In addition, if $100.0 million or more of our debt obligations are accelerated, the lessor under our Pinedale Liquids Gathering System Lease Agreement (“LGS Lease Agreement”) could terminate the LGS Lease Agreement. A termination of the LGS Lease Agreement would significantly disrupt our ability to produce oil and gas from Pinedale field which would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have no borrowing capacity under our Credit Agreement. Unless we are able to successfully restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant capital, it is unlikely that we will be able to meet our obligations as they become due, and we may not be able to continue as a going concern.

Our growth has been funded through a combination of borrowings under the agreements governing our indebtedness, the sale of assets and cash flows from operating activities. We currently have limited access to additional capital. During the first quarter of 2016, we borrowed $369.0 million under our Credit Agreement, which represented substantially all of the remaining undrawn amount under the Credit Agreement.

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

Furthermore, under the Waiver Agreements, the lenders party thereto agreed to waive certain specified defaults under the Credit Agreement and the MNPA, and to forbear from exercising their rights and remedies otherwise available under the Credit Agreement and/or the MNPA, for a forbearance period extending from March 1, 2016 until the earlier of April 30, 2016, a default or event of default under the Credit Agreement that was not waived by the Waiver Agreements, or one or more of the termination events specified in the Waiver Agreements. During the forbearance period under the Waiver Agreements, we have attempted to and are continuing to negotiate a restructuring of our indebtedness, but, as of the date of this Quarterly Report on Form 10-Q, we have not been successful at accomplishing our plans, and we can give no assurance that we will be able to do so in the future.

Unless we are able to successfully restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant additional capital, it is unlikely that we will be able to meet our obligations as they become due, and we may not be able to continue as a going concern. We can provide no assurance that we will be successful in our efforts to restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant additional capital.

Our substantial indebtedness, liquidity issues and potential to seek protection under the federal bankruptcy laws has impacted, and may continue to impact, our business and operations.

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

We have received a notice of non-compliance with a continued listing standard from the NYSE for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE, it could have a substantial effect on our liquidity and results of operations.

On March 15, 2016, we received a notice from the NYSE (“NYSE Notice”) that we were not in compliance with the NYSE’s continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual, which require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30-trading-day period. As of March 11, 2016, the 30 trading-day average closing price of our common stock was $0.96 per share.

Upon receipt of the notice of non-compliance from the NYSE, we became subject to the procedures set forth in Section 802.01C of the NYSE Listed Company Manual. As required by the NYSE, we have responded to the NYSE within 10 days following receipt of the notice acknowledging the notification. Under NYSE rules, we have six months from receipt of the notice to regain compliance with the minimum share price rule. We expect our common stock will continue to be listed and traded on the NYSE during this period, subject to our continued compliance with the NYSE’s other continued listing standards.

In the future, if our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.2	By-Laws of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005).

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.1	Limited Waiver Agreement, dated as of March 1, 2016, by and among Ultra Petroleum Corp., Ultra Resources, Inc., UP Energy Corporation, JPMorgan Chase Bank N.A., as administrative agent under the Credit Agreement, dated as of October 6, 2011, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 2, 2016).

10.2	Waiver and Amendment to Master Note Purchase Agreement, Notes and Supplement, dated as of March 1, 2016, by and among Ultra Resources, Inc. and the holders of the unsecured senior notes issued by Ultra Resources under the Master Note Purchase Agreement, dated as of March 6, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on March 2, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

	By:	/s/ Michael D. Watford
		Name:	Michael D. Watford
		Title:	Chairman, President and
Chief Executive Officer

Date: April 28, 2016

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and
Chief Financial Officer

Date: April 28, 2016

EXHIBIT INDEX

3.1	Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.2	By-Laws of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. — (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005).

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.1	Limited Waiver Agreement, dated as of March 1, 2016, by and among Ultra Petroleum Corp., Ultra Resources, Inc., UP Energy Corporation, JPMorgan Chase Bank N.A., as administrative agent under the Credit Agreement, dated as of October 6, 2011, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 2, 2016).

10.2	Waiver and Amendment to Master Note Purchase Agreement, Notes and Supplement, dated as of March 1, 2016, by and among Ultra Resources, Inc. and the holders of the unsecured senior notes issued by Ultra Resources under the Master Note Purchase Agreement, dated as of March 6, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on March 2, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.