Form 10-Q
period 2016-06-30
ULTRA PETROLEUM CORP
filed 2016-08-09
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of July 20, 2016 was 153,388,832.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues:
Natural gas sales	$116,780	$164,226	$254,882	$348,020
Oil sales	29,811	43,772	51,095	79,286

Total operating revenues	146,591	207,998	305,977	427,306

Expenses:
Lease operating expenses	21,836	27,785	47,230	53,896
Liquids gathering system operating lease expense	5,171	5,162	10,343	10,323
Production taxes	13,474	17,184	28,706	37,079
Gathering fees	21,504	22,488	43,954	42,245
Transportation charges	146	21,076	23,701	41,267
Depletion, depreciation and amortization	31,234	92,366	62,083	186,956
General and administrative	1,381	2,422	5,600	6,062

Total operating expenses	94,746	188,483	221,617	377,828

Operating income	51,845	19,515	84,360	49,478

Other income (expense), net:
Interest expense (excludes contractual interest expense of $32.0 million for the three and six months ended June 30, 2016)	(16,662)	(42,619)	(66,565)	(85,287)
(Loss) gain on commodity derivatives	—	(3,646)	—	33,219
Deferred gain on sale of liquids gathering system	2,638	2,638	5,276	5,276
Litigation expense	—	(736)	—	(4,401)
Restructuring expenses	(1,569)	—	(7,148)	—
Other (expense) income, net	(227)	(75)	(1,922)	(39)

Total other expense, net	(15,820)	(44,438)	(70,359)	(51,232)

Reorganization items, net	(22,183)	—	(22,183)	—

Income (loss) before income tax benefit	13,842	(24,923)	(8,182)	(1,754)

Income tax benefit	(160)	(250)	(350)	(2,272)

Net income (loss)	$14,002	$(24,673)	$(7,832)	$518

Net income (loss) per common share — basic	$0.09	$(0.16)	$(0.05)	$—

Net income (loss) per common share — diluted	$0.09	$(0.16)	$(0.05)	$—

Weighted average common shares outstanding — basic	153,389	153,218	153,355	153,130

Weighted average common shares outstanding — diluted	154,024	153,218	153,355	154,737

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
	(Amounts in thousands of
	U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$269,458	$4,143
Restricted cash	3,334	115
Oil and gas revenue receivable	52,023	61,881
Joint interest billing and other receivables	14,015	11,356
Deposits and retainers	13,211	236
Income tax receivable	5,429	5,150
Inventory	4,088	4,269
Other current assets	3,392	4,064

Total current assets	364,950	91,214
Oil and gas properties, net, using the full cost method of accounting:
Proven	918,269	851,145
Property, plant and equipment, net	7,992	8,844
Deferred income taxes	—	1
Other	1,653	835

Total assets	$1,292,864	$952,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,145	$93,415
Accrued liabilities	35,228	72,428
Production taxes payable	44,806	52,273
Current portion of long-term debt	—	3,370,553
Interest payable	—	42,657
Capital cost accrual	5,350	20,571

Total current liabilities	105,529	3,651,897
Deferred gain on sale of liquids gathering system	121,018	126,295
Other long-term obligations	167,954	165,784

Total liabilities not subject to compromise	394,501	3,943,976
Liabilities subject to compromise	3,894,388	—
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,388,832 and 153,255,989 at June 30, 2016 and December 31, 2015, respectively	506,100	502,050
Treasury stock	(176)	(176)
Retained loss	(3,501,949)	(3,493,811)

Total shareholders’ deficit	(2,996,025)	(2,991,937)

Total liabilities and shareholders’ equity	$1,292,864	$952,039

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net (loss) income for the period	$(7,832)	$518
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	62,083	186,956
Deferred income tax benefit	1	(527)
Unrealized loss on commodity derivatives	—	48,765
Deferred gain on sale of liquids gathering system	(5,276)	(5,276)
Stock compensation	2,704	2,829
Non-cash reorganization items, net	22,324	—
Other	5,907	4,973
Net changes in operating assets and liabilities:
Restricted cash	(3,219)	2
Accounts receivable	5,382	42,763
Other current assets	(13,277)	(28)
Other non-current assets	(818)	—
Accounts payable	(70,552)	(16,293)
Accrued liabilities	(11,596)	(19,911)
Production taxes payable	(7,467)	3,239
Interest payable	57,118	(3,439)
Other long-term obligations	(3,465)	(4,496)
Income taxes payable/receivable	(279)	3,249

Net cash provided by operating activities	31,738	243,324
Investing Activities:
Acquisition of oil and gas properties	—	3,964
Oil and gas property expenditures	(121,542)	(267,522)
Change in capital cost accrual	(13,500)	(15,616)
Inventory	(196)	345
Purchase of capital assets	122	(504)

Net cash used in investing activities	(135,116)	(279,333)
Financing activities:
Borrowings on long-term debt	369,000	714,000
Payments on long-term debt	—	(662,000)
Deferred financing costs	—	6
Repurchased shares/net share settlements	(307)	(2,486)
Payment of contingent consideration	—	(17,049)

Net cash provided by financing activities	368,693	32,471
Increase (decrease) in cash and cash equivalents during the period	265,315	(3,538)
Cash and cash equivalents, beginning of period	4,143	8,919

Cash and cash equivalents, end of period	$269,458	$5,381

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

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

Chapter 11 Proceedings, Ability to Continue as a Going Concern

Chapter 11 Proceedings

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, Ultra Petroleum Corp. (the “Company”) and each of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). Information about our chapter 11 cases is available at our website (www.ultrapetroleum.com) and also at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions provided for in section 362 of the Bankruptcy Code, all judicial and administrative proceedings against us or our property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against us or our property for claims arising prior to the date on which our chapter 11 cases were filed were automatically enjoined. This prohibits, for example, our lenders or noteholders from pursuing claims for defaults under our debt agreements and our contract counterparties from pursuing claims for defaults under our contracts. Accordingly, unless the Bankruptcy Court agrees to lift the automatic stay, all of our prepetition liabilities and obligations should be settled or compromised under the Bankruptcy Code as part of our chapter 11 proceedings.

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and this Quarterly Report on Form 10-Q. These include risks and uncertainties arising as a result of our chapter 11 proceedings, and the number and nature

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could change materially because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

Creditors’ Committees — Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). In addition, certain other stakeholders have organized for purposes of participating in the Debtors’ chapter 11 cases: on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc., notified the Bankruptcy Court it had formed and identified its members and, on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members. A group of unaffiliated holders of the Company’s common stock has also advised the Company that it may participate in the Debtors’ chapter 11 cases. We expect each of the committees to be involved in our chapter 11 cases, and any disagreements with any of the committees may extend our chapter 11 cases, increase the cost of our chapter 11 cases, and/or delay our emergence from chapter 11.

Magnitude of Potential Claims

On June 8, 2016, the Debtors filed with the Bankruptcy Court schedules and statements (the “Schedules and Statements”) setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The Schedules and Statements may be subject to further amendment or modification after filing. Certain holders of prepetition claims are required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which deadline is September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Exclusivity; Plan of Reorganization

Under the Bankruptcy Code, we have the exclusive right to file a plan of reorganization under chapter 11 through and including August 29, 2016, and to solicit acceptances of such plan through October 26, 2016. On July 27, 2016, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period through and including February 28, 2017, and the exclusive plan solicitation period through and including April 30, 2017, and to allow us adequate time to complete the critical tasks necessary and appropriate for the development and negotiation of a plan of reorganization. A hearing to address our request for the extension is scheduled for August 25, 2016.

We plan to emerge from our chapter 11 cases after we obtain approval from the Bankruptcy Court for a chapter 11 plan of reorganization. Among other things, a chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan and even if the plan provides that the holders of our common stock receive no distribution on account of their equity interests.

Liabilities Subject to Compromise

We have applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the consolidated financial statements presented here include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential prepetition claims expected to be resolved in connection with our chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if we elect to reject executory contracts and unexpired leases as part of our chapter 11 cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our Consolidated Balance Sheets may be material. In addition, differences between amounts we are reporting as liabilities subject to compromise in this Quarterly Report on Form 10-Q and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We will continue to evaluate our liabilities throughout the chapter 11 process, and we plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. If we reject a contract or lease, such rejection generally (1) is treated as a prepetition breach of the contract or lease, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease, and (3) entitles the counterparty thereto to a prepetition general unsecured claim for damages caused by such deemed breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under such contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of June 30, 2016:

June 30, 2016
Accounts payable	$2,717
Accrued liabilities	9,328
Accrued interest payable	99,774
Debt	3,759,000
Other terminated contracts	23,186
Other	383

Liabilities subject to compromise	$3,894,388

Schedules and Statements — Claims & Claims Resolution Process

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed chapter 11 cases. In addition, on June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein, and are subject to amendment or modification as our chapter 11 cases proceed.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there may be differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. We anticipate that such differences, as well as other disputes and contingencies will be investigated and resolved as part of our claims resolution process in our chapter 11 cases.

Pursuant to the Federal Rules of Bankruptcy Procedure, creditors who wish to assert prepetition claims against us and whose claim (i) is not listed in the Schedules and Statements or (ii) is listed in the Schedules and Statements as disputed, contingent, or unliquidated, must file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar dates are September 1, 2016, for non-governmental creditors, and October 26, 2016, for governmental creditors.

As of July 31, 2016, approximately $13.2 million in claims have been filed with the Bankruptcy Court against the Debtors by 120 claimants. We expect additional claims to be filed prior to the bar dates. In addition, creditors who have already filed claims may amend or modify their claims in ways we cannot now predict. The amounts of additional claims may be material. Similarly, amendments or modifications to claims already filed may be material.

We anticipate the claims filed against the Debtors in our chapter 11 proceedings will be voluminous. We expect the process of resolving claims filed against the Debtors to be complex. We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As part of the process, we will work to resolve differences in amounts scheduled by the Debtors and the amounts of claims filed by creditors, including through the filing of objections with the Bankruptcy Court where appropriate.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We anticipate the claims resolution process will take substantial time to complete, and it may continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of claims that will be allowed against the Debtors is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Tax Attributes; Net Operating Loss Carryforwards

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code, our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under the U.S. Internal Revenue Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock.

In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of the Company’s common stock. Such persons are required to notify us and the Bankruptcy Court before effecting a transaction that might result in us losing the ability to use our tax attributes, and we have the right to seek an injunction to prevent the transaction if it might adversely affect our ability to use our tax attributes.

Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order is null and void ab initio as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee.

Costs of Reorganization

We have incurred and will continue to incur significant costs associated with our reorganization and the chapter 11 proceedings. We expect these costs, which are being expensed as incurred, will significantly affect our results of operations. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our funded indebtedness is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Professional fees(1)	$3,582	$3,582
Deferred financing costs(2)	18,742	18,742
Other(3)	(141)	(141)

Total Reorganization items, net	$22,183	$22,183

(1)	Non-cash item representing accrued, unpaid professional fees related directly to the chapter 11 filings for the quarter and six months ended June 30, 2016.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(2)	A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net as these debt instruments are expected to be impacted by the bankruptcy reorganization process.

(3)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

Ability to Continue as a Going Concern

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at June 30, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the six months ended June 30, 2016 or 2015.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(f) Deferred Financing Costs: During the quarter ended June 30, 2016, a non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net in the accompanying Consolidated Statements of Operations as these debt instruments are expected to be impacted by the bankruptcy reorganization process. At December 31, 2015, other current assets includes costs associated with the issuance of our revolving credit facility while costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying amount of the related debt liability.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Share amounts in 000’s)
Net income (loss)	$14,002	$(24,673)	$(7,832)	$518

Weighted average common shares outstanding — basic	153,389	153,218	153,355	153,130
Effect of dilutive instruments	635	—	—	1,607

Weighted average common shares outstanding — diluted	154,024	153,218	153,355	154,737

Net income (loss) per common share — basic	$0.09	$(0.16)	$(0.05)	$—

Net income (loss) per common share — diluted	$0.09	$(0.16)	$(0.05)	$—

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares(1)(2)	1,437	—	—	1,594

(1)	Due to the net loss for the six months ended June 30, 2016, 1.5 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

(2)	Due to the net loss for the three months ended June 30, 2015, 1.6 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of June 30, 2016 and December 31, 2015 were immaterial.

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

(r) Deposits and Retainers: Deposits and retainers primarily consists of payments related to surety bonds.

(s) Recent Accounting Pronouncements not yet Adopted: In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-09 on its financial position and results of operations.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.4 million on the Company’s Consolidated Balance Sheet at December 31, 2015. A non-cash charge to write-off all of the unamortized debt issuance costs is included in Reorganization items, net at June 30, 2016 as the related debt instruments are expected to be impacted by the bankruptcy reorganization process.

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition and require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standards in the first quarter of 2018 using one of two retrospective application methods. The Company is continuing to evaluate the provisions of these ASUs, and has not determined the impact these standards may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	June 30, 2016	December 31, 2015
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$10,603,494	$10,480,165
Less: Accumulated depletion, depreciation and amortization	(9,685,225)	(9,629,020)

	918,269	851,145

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	June 30, 2016	December 31, 2015
Total Debt:
6.125% Senior Notes due 2024	$850,000	$850,000
5.75% Senior Notes due 2018	450,000	450,000
Senior Notes issued by Ultra Resources, Inc.	1,460,000	1,460,000
Credit Agreement	999,000	630,000

Total current portion of long-term debt	3,759,000	3,390,000
Less: Deferred financing costs(1)	—	(19,447)
Less: Liabilities subject to compromise(2) (See Note 1)	(3,759,000)	—

Total current portion of long-term debt not subject to compromise	—	3,370,553

Other long-term obligations:
Other long-term obligations	$167,954	$165,784

(1)	A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net in the Consolidated Statements of Operations as these debt instruments are expected to be impacted by the bankruptcy reorganization process.

(2)	We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at June 30, 2016 in the Consolidated Balance Sheets. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Resources, Inc.

Bank indebtedness. Ultra Resources, Inc. (“Ultra Resources”), a wholly-owned subsidiary of the Company, is a party to the Credit Agreement. Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation, a wholly-owned subsidiary of the Company.

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the obligations under the Credit Agreement. Other events of default are also present with respect to the Credit Agreement, including a failure to make interest payments and, as described below, a failure to deliver annual audited consolidated financial statements without a going concern qualification, a failure to meet the minimum PV-9 ratio covenant and a failure to comply with the consolidated leverage covenant in the Credit Agreement at the end of the first quarter of 2016.

Prior to April 29, 2016, loans under the Credit Agreement bore interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus a margin based on a grid of the Borrower’s consolidated leverage ratio, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio.

The Credit Agreement requires us to deliver annual audited, consolidated financial statements for the Company without a “going concern” or like qualification or explanation. On March 15, 2016, we delivered an audit report with respect to the financial statements in our 2015 Annual Report on Form 10-K that included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.”

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

The Credit Agreement contains a PV-9 covenant, pursuant to which Ultra Resources is required to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. We were required to report whether we were in compliance with this covenant on April 1, 2016. Based on the PV-9 of Ultra Resources’ oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant under the Credit Agreement (the ratio was 0.9 times at December 31, 2015).

Senior Notes. Ultra Resources has outstanding $1.46 billion of Senior Notes which were issued pursuant to a certain Master Note Purchase Agreement dated as of March 6, 2008 (as amended, supplemented or otherwise modified, the “MNPA”). The Ultra Resources’ Senior Notes rank pari passu with the Credit Agreement. Payment of the Senior Notes is guaranteed by the Company and by UP Energy Corporation. The Ultra Resources’ Senior Notes are subject to representations, warranties, covenants and events of default similar to those in the Credit Agreement.

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the obligations under the MNPA. Other events of default are also present with respect to the MNPA, including a failure to comply with the consolidated leverage covenant at the end of the first quarter of 2016 and a failure to make principal and interest payments due under the Ultra Resources’ Senior Notes.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

On March 1, 2016, we failed to make an interest payment of approximately $40.0 million and a principal payment of $62.0 million, each of which was due March 1, 2016 under the terms of the Ultra Resources’ Senior Notes. We entered into a forbearance agreement related to the failure to make these payments with the holders of the Ultra Resources’ Senior Notes, and we filed the chapter 11 petitions without making the payments before the forbearance period expired.

Interest Expense. No interest expense has been recognized with respect to the Credit Agreement or the Ultra Resources’ Senior Notes subsequent to the Petition Date.

Ultra Petroleum Corp. Senior Notes

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes (defined below). Additionally, other events of default, including cross-defaults, are present due to the failure to make interest payments and other matters. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes (defined below) are stayed from taking any action against the Debtors as a result of the default.

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

Interest due under the 2024 Notes is payable each April 1 and October 1. On April 1, 2016, we elected to defer making an interest payment on the 2024 Notes of approximately $26.0 million due April 1, 2016. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. We did not make this interest payment before the end of the grace period, which resulted in an event of default under the indenture governing the 2024 Notes.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes. Additionally, other events of default, including cross-defaults resulting from the acceleration of indebtedness outstanding under the Credit Agreement and the Ultra Resources’ Senior Notes, are present due to the failure to make interest payments and other matters. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes are stayed from taking any action against the Debtors as a result of the bankruptcy filing.

Interest Expense. No interest expense has been recognized with respect to the 2024 Notes or the 2018 Notes subsequent to the Petition Date.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total cost of share-based payment plans	$1,322	$1,314	$4,050	$4,284
Amounts capitalized in oil and gas properties and equipment	$415	$478	$1,346	$1,455
Amounts charged against income, before income tax benefit	$907	$836	$2,704	$2,829
Amount of related income tax benefit recognized in income before valuation allowance	$361	$349	$1,076	$1,183

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Number of Options (000’s)	Weighted Average Exercise Price (US Dollars)
Balance, December 31, 2014	690	$25.68	to	$98.87

Expired or forfeited	(171)	$25.68	to	$75.18

Balance, December 31, 2015	519	$49.05	to	$98.87

Expired or forfeited	(109)	$50.48	to	$75.18

Balance, June 30, 2016	410	$49.05	to	$98.87

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Time-Based Measure and Performance-Based Measures. For each LTIP award, the Committee establishes time-based and performance-based measures at the beginning of each three-year performance period. For the LTIP awards in 2015 and 2014, the Committee established the following performance-based measures: return on capital employed, debt level, and reserve replacement ratio. The fair value of the time-based and performance-based component of the LTIP award is based on the average high and low market price of the Company’s common stock on the date of award.

Market-Based Measure. LTIP awards granted to officers during 2015 and 2014, include an additional performance metric, Total Shareholder Return. The grant-date fair value related to the market-based condition was calculated using a Monte Carlo simulation.

Valuation Assumptions

The Company estimates the fair value of the market condition related to the LTIP awards on the date of grant using a Monte Carlo simulation with the following assumptions:

	2015 LTIP	2014 LTIP
Volatility of common stock	40.1%	39.0%
Average volatility of peer companies	46.5%	n/a
Average correlation coefficient of peer companies	0.454	n/a
Risk-free interest rate	1.02%	0.66%

Stock-Based Compensation Cost:

For the six months ended June 30, 2016, the Company recognized $2.2 million in pre-tax compensation expense related to the 2014 and 2015 LTIP awards of restricted stock units as compared to $2.3 million during the six months ended June 30, 2015 related to the 2013, 2014 and 2015 LTIP awards of restricted stock units. The amounts recognized during the six months ended June 30, 2016 assume that performance objectives between less than threshold and up to maximum are attained for the 2014 and 2015 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at June 30, 2016, for each of the three year performance periods is expected to be approximately $9.4 million and $10.2 million related to the 2014 and 2015 LTIP awards of restricted stock units, respectively.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Compensation Committee elected to pay the time-based portion of the LTIP awards in cash at the award value and the performance-based portion of the LTIP awards in shares of our common stock. The 2013 LTIP award of restricted stock units was paid in shares of the Company’s stock to employees during the first quarter of 2016 and totaled $3.8 million (132,843 net shares).

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances.

The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a prospective basis in 2015. As a result, the deferred tax assets and liabilities are classified as long-term in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

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

Commodity Derivative Contracts: At June 30, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commodity Derivatives:	2016	2015	2016	2015
Realized gain on commodity derivatives-natural gas(1)	$—	$52,625	$—	$81,984
Unrealized loss on commodity derivatives(1)	—	(56,271)	—	(48,765)

Total (loss) gain on commodity derivatives	$—	$(3,646)	$—	$33,219

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

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

	June 30, 2016(1)		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
7.31% Notes due March 2016, issued 2009	62,000	64,266	62,000	63,604
4.98% Notes due January 2017, issued 2010	116,000	118,847	116,000	113,420
5.92% Notes due March 2018, issued 2008	200,000	197,986	200,000	191,985
5.75% Notes due December 2018, issued 2013	450,000	338,389	450,000	111,451
7.77% Notes due March 2019, issued 2009	173,000	174,427	173,000	174,488
5.50% Notes due January 2020, issued 2010	207,000	203,506	207,000	185,052
4.51% Notes due October 2020, issued 2010	315,000	304,357	315,000	258,520
5.60% Notes due January 2022, issued 2010	87,000	82,668	87,000	73,034
4.66% Notes due October 2022, issued 2010	35,000	33,770	35,000	25,558
6.125% Notes due October 2024, issued 2014	850,000	644,815	850,000	206,321
5.85% Notes due January 2025, issued 2010	90,000	82,405	90,000	70,756
4.91% Notes due October 2025, issued 2010	175,000	169,295	175,000	115,911
Credit Facility due October 2016	999,000	999,000	630,000	630,000

	$3,759,000	$3,413,731	$3,390,000	$2,220,100

(1)	At June 30, 2016, the debt included in the table above is a component of liabilities subject to compromise in our Consolidated Balance Sheets. See Note 1.

8. COMMITMENTS AND CONTINGENCIES:

The commencement of the chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates, and the Company has obtained from the Bankruptcy Court authority to pay certain prepetition claims in the ordinary course of business notwithstanding the commencement of the chapter 11 proceedings. A future plan of reorganization in the chapter 11 proceedings, when confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the chapter 11 proceedings.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express Pipeline LLC (“Rockies Express”) in connection with the transportation agreement related to the Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016.

On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. We intend to defend this lawsuit vigorously. Our estimate of the potential exposure ranges from approximately $19.0 million, which represents accrued, unpaid invoices during the first quarter prior to contract termination, to $303.2 million related to this matter, which excludes potential interest, court costs and attorney fees. Rockies Express is a member of our official committee of unsecured creditors. We anticipate Rockies Express’ claims will be resolved through our chapter 11 proceedings.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under Federal oil and gas leases. Earlier this month, the Company responded to the preliminary determination asserting the reasonableness of its allocation methodology of such costs, noting several matters we believed should have been considered in the preliminary determination notice. The ONRR unbundling review could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods. The Company is not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Oil Sales Contract

On April 29, 2016, the Company received a letter from counsel to Sunoco Partners Marketing & Terminals L.P. (“SPMT”) asserting that (1) the Company had breached, by anticipatory repudiation, a contract for the purchase and sale of crude oil between Ultra Resources and SPMT and (2) the contract was terminated. In the letter, SPMT demanded payment for damages resulting from the breach in the amount of $38.6 million. We dispute SPMT’s positions in the letter, and we intend to defend ourselves against their allegations vigorously. At this time, we are not able to determine the likelihood or range of damages owed to SPMT, if any, or, if and when such amounts are assessed, whether such amounts would be material. SPMT is a member of our official committee of unsecured creditors. We anticipate SPMT’s claims will be resolved through our chapter 11 proceedings.

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2016 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

The following are the financial statements of Ultra Petroleum Corp. (the “Parent Company”), which are included to provide additional information with respect to the Parent Company’s results of operations, financial position and cash flows on a stand-alone basis:

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative expense	$2	$72	$61	$172
Other income (expense):
Interest expense (excludes contractual interest expense of $13.4 million for the three and six months ended June 30, 2016)	(6,323)	(20,267)	(26,590)	(40,534)
Income (loss) from unconsolidated affiliates	101,028	(10,474)	93,035	27,245
Guarantee fee income	—	5,752	6,073	11,455
Other (expense) income	(65,051)	120	(64,829)	206

Reorganization items, net	(15,739)	—	(15,739)	—
Income (loss) before income tax benefit	13,913	(24,941)	(8,111)	(1,800)
Income tax benefit	(89)	(268)	(279)	(2,318)

Net income (loss)	$14,002	$(24,673)	$(7,832)	$518

CONDENSED BALANCE SHEET

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$534	$523
Accounts receivable	29,939	64,542
Other current assets	5,468	5,150

Total current assets	35,941	70,215
Other non-current assets	—	24,197

Total assets	$35,941	$94,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$1,283,232
Interest payable	—	14,166
Accrued and other current liabilities	533	—

Total current liabilities	533	1,297,398
Advances from unconsolidated affiliates	1,691,720	1,788,951
Total liabilities not subject to compromise	1,692,253	3,086,349
Liabilities subject to compromise	1,339,712	—
Total shareholders’ deficit	(2,996,024)	(2,991,937)

Total liabilities and shareholders’ equity	$35,941	$94,412

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
Net cash (used in) operating activities	$(23,619)	$(52,797)

Investing Activities:
Dividends received	24,089	48,413

Net cash provided by investing activities	24,089	48,413

Financing Activities:
Shares re-issued from treasury	(365)	4,670
Deferred financing costs	—	6
Net share settlements	(94)	—

Net cash (used in) provided by financing activities	(459)	4,676

Increase in cash during the period	11	292
Cash and cash equivalents, beginning of period	523	772

Cash and cash equivalents, end of period	$534	$1,064

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

During the quarter ended June 30, 2016, the average price realization for the Company’s natural gas was $1.76 per Mcf compared with $2.52 per Mcf during the quarter ended June 30, 2015. During the second quarter of 2015, the Company’s average price realization for natural gas was $3.33 per Mcf, including realized gains and losses on commodity derivatives. The Company does not currently have any open derivative contracts for natural gas production.

During the quarter ended June 30, 2016, the average price realization for the Company’s oil was $40.54 per barrel compared to $48.64 per barrel for the quarter ended June 30, 2015.

Chapter 11 Proceedings, Ability to Continue as a Going Concern

Chapter 11 Proceedings

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, Ultra Petroleum Corp. (the “Company”) and each of its direct and indirect wholly-owned subsidiaries

(collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). Information about our chapter 11 cases is available at our website (www.ultrapetroleum.com) and also at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions provided for in section 362 of the Bankruptcy Code, all judicial and administrative proceedings against us or our property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against us or our property for claims arising prior to the date on which our chapter 11 cases were filed were automatically enjoined. This prohibits, for example, our lenders or noteholders from pursuing claims for defaults under our debt agreements and our contract counterparties from pursuing claims for defaults under our contracts. Accordingly, unless the Bankruptcy Court agrees to lift the automatic stay, all of our prepetition liabilities and obligations should be settled or compromised under the Bankruptcy Code as part of our chapter 11 proceedings.

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and this Quarterly Report on Form 10-Q. These include risks and uncertainties arising as a result of our chapter 11 proceedings, and the number and nature of our outstanding shares and shareholders, assets, liabilities, officers and/or directors could change materially because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

Creditors’ Committees — Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). In addition, certain other stakeholders have organized for purposes of participating in the Debtors’ chapter 11 cases: on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc., notified the Bankruptcy Court it had formed and identified its members and, on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members. A group of unaffiliated holders of the Company’s common stock has also advised the Company that it may participate in the Debtors’ chapter 11 cases. We expect each of the committees to be involved in our chapter 11 cases, and any disagreements with any of the committees may extend our chapter 11 cases, increase the cost of our chapter 11 cases, and/or delay our emergence from chapter 11.

Magnitude of Potential Claims

On June 8, 2016, the Debtors filed with the Bankruptcy Court schedules and statements (the “Schedules and Statements”) setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The Schedules and Statements may be subject to further amendment or modification after filing. Certain holders of prepetition claims are required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which deadline is September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Exclusivity; Plan of Reorganization

Under the Bankruptcy Code, we have the exclusive right to file a plan of reorganization under chapter 11 through and including August 29, 2016, and to solicit acceptances of such plan through October 26, 2016. On July 27, 2016, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period through and including February 28, 2017, and the exclusive plan solicitation period through and including April 30, 2017, and to allow us adequate time to complete the critical tasks necessary and appropriate for the development and negotiation of a plan of reorganization. A hearing to address our request for the extension is scheduled for August 25, 2016.

We plan to emerge from our chapter 11 cases after we obtain approval from the Bankruptcy Court for a chapter 11 plan of reorganization. Among other things, a chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan and even if the plan provides that the holders of our common stock receive no distribution on account of their equity interests.

Liabilities Subject to Compromise

We have applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the consolidated financial statements presented here include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential prepetition claims expected to be resolved in connection with our chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if we elect to reject executory contracts and unexpired leases as part of our chapter 11 cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our Consolidated Balance Sheets may be material. In addition, differences between amounts we are reporting as liabilities subject to compromise in this Quarterly Report on Form 10-Q and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We will continue to evaluate our liabilities throughout the chapter 11 process, and we plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. If we reject a contract or lease, such rejection generally (1) is treated as a prepetition breach of the contract or lease, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease, and (3) entitles the counterparty thereto to a prepetition general unsecured claim for damages caused by such deemed breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under such contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto.

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of June 30, 2016:

June 30, 2016
Accounts payable	$2,717
Accrued liabilities	9,328
Accrued interest payable	99,774
Debt	3,759,000
Other terminated contracts	23,186
Other	383

Liabilities subject to compromise	$3,894,388

Schedules and Statements — Claims & Claims Resolution Process

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed chapter 11 cases. In addition, on June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein, and are subject to amendment or modification as our chapter 11 cases proceed.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there may be differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. We anticipate that such differences, as well as other disputes and contingencies will be investigated and resolved as part of our claims resolution process in our chapter 11 cases.

Pursuant to the Federal Rules of Bankruptcy Procedure, creditors who wish to assert prepetition claims against us and whose claim (i) is not listed in the Schedules and Statements or (ii) is listed in the Schedules and Statements as disputed, contingent, or unliquidated, must file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar dates are September 1, 2016, for non-governmental creditors, and October 26, 2016, for governmental creditors.

As of July 31, 2016, approximately $13.2 million in claims have been filed with the Bankruptcy Court against the Debtors by 120 claimants. We expect additional claims to be filed prior to the bar dates. In addition, creditors who have already filed claims may amend or modify their claims in ways we cannot now predict. The amounts of additional claims may be material. Similarly, amendments or modifications to claims already filed may be material.

We anticipate the claims filed against the Debtors in our chapter 11 proceedings will be voluminous. We expect the process of resolving claims filed against the Debtors to be complex. We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As part of the process, we will work to resolve differences in amounts scheduled by the Debtors and the amounts of claims filed by creditors, including through the filing of objections with the Bankruptcy Court where appropriate.

We anticipate the claims resolution process will take substantial time to complete, and it may continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of claims that will be allowed against the Debtors is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Tax Attributes; Net Operating Loss Carryforwards

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code, our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under the U.S. Internal Revenue Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock.

In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of the Company’s common stock. Such persons are required to notify us and the Bankruptcy Court before effecting a transaction that might result in us losing the ability to use our tax attributes, and we have the right to seek an injunction to prevent the transaction if it might adversely affect our ability to use our tax attributes.

Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order is null and void ab initio as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee.

Costs of Reorganization

We have incurred and will continue to incur significant costs associated with our reorganization and the chapter 11 proceedings. We expect these costs, which are being expensed as incurred, will significantly affect our results of operations. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our funded indebtedness is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Professional fees(1)	$3,582	$3,582
Deferred financing costs(2)	18,742	18,742
Other(3)	(141)	(141)

Total Reorganization items, net	$22,183	$22,183

(1)	Non-cash item representing accrued, unpaid professional fees related directly to the chapter 11 filings for the quarter and six months ended June 30, 2016.

(2)	A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net as these debt instruments are expected to be impacted by the bankruptcy reorganization process.

(3)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

Ability to Continue as a Going Concern

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at June 30, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2016 and 2015 was $2.7 million and $2.8 million, respectively. See Note 4 for additional information.

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

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2016 or 2015.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalance. The Company’s imbalance obligations as of June 30, 2016 and December 31, 2015 were immaterial.

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of June 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Deferred Financing Costs. During the quarter ended June 30, 2016, a non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net in the accompanying Consolidated Statements of Operations as these debt instruments are expected to be impacted by the bankruptcy reorganization process. At December 31, 2015, other current assets includes costs associated with the issuance of our revolving credit facility while costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying amount of the related debt liability.

Deposits and Retainers. Deposits and retainers primarily consists of payments related to surety bonds.

Recent accounting pronouncements not yet adopted. In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-09 on its financial position and results of operations.

In February 2016, the FASB issued ASU2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest —Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.4 million on the Company’s Consolidated Balance Sheet at December 31, 2015. A non-cash charge to write-off all of the unamortized debt issuance costs is included in Reorganization items, net at June 30, 2016 as the related debt instruments are expected to be impacted by the bankruptcy reorganization process.

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition and require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standards in the first quarter of 2018 using one of two retrospective application methods. The Company is continuing to evaluate the provisions of these ASUs, and has not determined the impact these standards may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended June 30,		% Variance	For the Six Months Ended June 30,		% Variance
	2016	2015		2016	2015
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	66,436	65,140	2%	135,041	129,845	4%
Crude oil and condensate (Bbls)	735	900	-18%	1,525	1,851	-18%

Total production (Mcfe)	70,846	70,540	0%	144,191	140,952	2%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$1.76	$2.52	-30%	$1.89	$2.68	-29%
Natural gas ($/Mcf, including realized hedges)	$1.76	$3.33	-47%	$1.89	$3.31	-43%
Oil and condensate ($/Bbl)	$40.54	$48.64	-17%	$33.50	$42.83	-22%

Revenues:
Natural gas sales	$116,780	$164,226	-29%	$254,882	$348,020	-27%
Oil sales	29,811	43,772	-32%	51,095	79,286	-36%

Total operating revenues	$146,591	$207,998	-30%	$305,977	$427,306	-28%

Derivatives:
Realized gain on commodity derivatives-natural gas	$—	$52,625	100%	$—	$81,984	100%
Unrealized (loss) on commodity derivatives	—	(56,271)	100%	—	(48,765)	100%

Total (loss) gain on commodity derivatives	$—	$(3,646)	100%	$—	$33,219	100%

Operating Costs and Expenses:
Lease operating expenses	$21,836	$27,785	-21%	$47,230	$53,896	-12%
Liquids gathering system operating lease expense	$5,171	$5,162	0%	$10,343	$10,323	0%
Production taxes	$13,474	$17,184	-22%	$28,706	$37,079	-23%
Gathering fees	$21,504	$22,488	-4%	$43,954	$42,245	4%
Transportation charges	$146	$21,076	-99%	$23,701	$41,267	-43%
Depletion, depreciation and amortization	$31,234	$92,366	-66%	$62,083	$186,956	-67%
General and administrative expenses	$1,381	$2,422	-43%	$5,600	$6,062	-8%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.31	$0.39	-21%	$0.33	$0.38	-13%
Liquids gathering system operating lease expense	$0.07	$0.07	0%	$0.07	$0.07	0%
Production taxes	$0.19	$0.24	-21%	$0.20	$0.26	-23%
Gathering fees	$0.30	$0.32	-6%	$0.30	$0.30	0%
Transportation charges	$—	$0.30	-100%	$0.16	$0.29	-45%
Depletion, depreciation and amortization	$0.44	$1.31	-66%	$0.43	$1.33	-68%
General and administrative expenses	$0.02	$0.03	-33%	$0.04	$0.04	0%

Quarter Ended June 30, 2016 vs. Quarter Ended June 30, 2015

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended June 30, 2016, total production increased slightly on a gas equivalent basis to 70.8 Bcfe compared to 70.5 Bcfe for the same quarter in 2015.

Commodity Prices — Natural Gas. Realized natural gas prices decreased 30% to $1.76 per Mcf in the second quarter of 2016 as compared to $2.52 per Mcf for the same quarter of 2015. The Company does not currently have any open derivative contracts for natural gas production. During the three months ended June 30, 2015, the Company’s average price for natural gas including realized gains and losses on commodity derivatives was $3.33 per Mcf.

Commodity Prices — Oil. During the quarter ended June 30, 2016, the average price realization for the Company’s oil was $40.54 per barrel compared to $48.64 per barrel for the same period in 2015. The Company does not currently have any open derivative contracts for oil production.

Revenues. The decrease in average oil and natural gas prices resulted in revenues decreasing to $146.6 million for the quarter ended June 30, 2016 as compared to $208.0 million for the same period in 2015.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) decreased to $21.8 million during the second quarter of 2016 compared to $27.8 million during the same period in 2015 largely related to lower lifting costs due to improved efficiencies. On a unit of production basis, LOE costs decreased to $0.31 per Mcfe during the second quarter of 2016 compared with $0.39 per Mcfe during the second quarter of 2015.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended June 30, 2016, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.07 per Mcfe as compared to $5.2 million, or $0.07 per Mcfe for the same period in 2015.

Production Taxes. During the three months ended June 30, 2016, production taxes were $13.5 million compared to $17.2 million during the same period in 2015, or $0.19 per Mcfe compared to $0.24 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.2% of revenues for the quarter ended June 30, 2016 and 8.3% of revenues for the same period in 2015. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices during the quarter ended June 30, 2016 as compared to the same period in 2015.

Gathering Fees. Gathering fees decreased to $21.5 million for the three months ended June 30, 2016 compared to $22.5 million during the same period in 2015 largely related to decreased gathering rates. On a per unit basis, gathering fees decreased to $0.30 per Mcfe for the three months ended June 30, 2016 as compared to $0.32 per Mcfe during the same period in 2015.

Transportation Charges. Transportation charges decreased to $0.1 million for the quarter ended June 30, 2016 as compared to $21.1 million for the same period in 2015 primarily as a result of termination of the Rockies Express Pipeline (“REX”) contract during the second quarter. See Note 8 for further discussion of the REX contract.

Depletion, Depreciation and Amortization. DD&A expenses decreased to $31.2 million during the three months ended June 30, 2016 from $92.4 million for the same period in 2015, primarily attributable to a decreased DD&A rate on a unit of production basis as a result of the ceiling test impairment during the fourth quarter of 2015. On a unit of production basis, the DD&A rate decreased to $0.44 per Mcfe for the quarter ended June 30, 2016 compared to $1.31 per Mcfe for the quarter ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for the quarter ended June 30, 2016 compared to $2.4 million for the same period in 2015 primarily related to corporate cost cutting measures. On a per unit basis, general and administrative expenses decreased to $0.02 per Mcfe for the quarter ended June 30, 2016 compared to $0.03 per Mcfe for the quarter ended June 30, 2015.

Other Income and Expenses:

Interest Expense. During the quarter ended June 30, 2016, interest expense was $16.7 million compared to $42.6 million during the same period in 2015. No interest expense has been recognized subsequent to the petition date of April 29, 2016.

Litigation Expense. During the quarter ended June 30, 2015, the Company recognized litigation expenses of $0.7 million related to the resolution of litigation matters.

Restructuring Expenses. During the quarter ended June 30, 2016, the Company incurred $1.6 million in costs and fees in connection with its efforts to restructure its debt prior to filing the chapter 11 petitions.

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended June 30, 2016 and 2015, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain/(Loss) on Commodity Derivatives. The Company does not currently have any open commodity derivative contracts. During the quarter ended June 30, 2015, the Company recognized a loss of $3.6 million related to commodity derivatives. Of this total, the Company recognized $52.6 million of realized gain on commodity derivatives during the quarter ended June 30, 2015. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $56.3 million during the quarter ended June 30, 2015. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $22.2 million for the quarter ended June 30, 2016 are primarily made up of a non-cash charge to write-off all of the unamortized debt issuance costs totaling $18.7 million related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company as these debt instruments are expected to be impacted by the bankruptcy reorganization process.

Income (Loss) from Continuing Operations:

Pretax Income (loss). The Company recognized income before income taxes of $13.8 million for the quarter ended June 30, 2016 compared with a loss before income taxes of $24.9 million for the same period in 2015. The increase in earnings is primarily due to decreased DD&A, reduced interest expense and reduced transportation costs during the three months ended June 30, 2016 and partially offset by costs associated with the reorganization and decreased revenues as a result of decreased oil and natural gas prices during the three months ended June 30, 2016 as compared to the same period in 2015.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income (Loss). For the three months ended June 30, 2016, the Company recognized net income of $14.0 million or $0.09 per diluted share as compared with a net loss of $24.7 million or -$0.16 per diluted share for the same period in 2015. The increase in earnings is primarily due to decreased DD&A, reduced interest expense and reduced transportation costs during the three months ended June 30, 2016 and partially offset by costs associated with the reorganization and decreased revenues as a result of decreased oil and natural gas prices during the three months ended June 30, 2016 as compared to the same period in 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Production, Commodity Derivatives and Revenues:

Production. During the six months ended June 30, 2016, total production increased 2% on a gas equivalent basis to 144.2 Bcfe compared to 141.0 Bcfe for the same period in 2015. The increase is primarily attributable to the completion of 25 drilled but uncompleted wells carried over from our 2015 drilling program.

Commodity Prices — Natural Gas. Realized natural gas prices decreased 29% to $1.89 per Mcf during the six months ended June 30, 2016 as compared to $2.68 per Mcf for the same period in 2015. The Company does not currently have any open derivative contracts for natural gas production. During the six months ended June 30, 2015, the Company’s average price for natural gas including realized gains and losses on commodity derivatives was $3.31 per Mcf.

Commodity Prices — Oil. During the six months ended June 30, 2016, the average price realization for the Company’s oil was $33.50 per barrel compared with $42.83 per barrel during the same period in 2015. The Company does not currently have any open derivative contracts for oil production.

Revenues. The decrease in average oil and natural gas prices, offset by increased production from our drilling program, resulted in revenues decreasing to $306.0 million for the six months ended June 30, 2016 as compared to $427.3 million for the same period in 2015.

Operating Costs and Expenses:

Lease Operating Expense. LOE decreased to $47.2 million during the six months ended June 30, 2016 compared to $53.9 million during the same period in 2015 largely related to lower lifting costs due to improved efficiencies. On a unit of production basis, LOE costs decreased to $0.33 per Mcfe during the six months ended June 30, 2016 compared to $0.38 per Mcfe during the same period in 2015.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold the LGS and certain associated real property rights in the Pinedale Anticline in Wyoming and the Company entered into the Lease Agreement. The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. For the six months ended June 30, 2016, the Company recognized operating lease expense associated with the Lease Agreement of $10.3 million, or $0.07 per Mcfe as compared to $10.3 million, or $0.07 per Mcfe for the same period in 2015.

Production Taxes. During the six months ended June 30, 2016, production taxes were $28.7 million compared to $37.1 million during the same period in 2015, or $0.20 per Mcfe compared to $0.26 per Mcfe.

Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.4% of revenues for the six months ended June 30, 2016 and 8.7% of revenues for the same period in 2015. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices during the six months ended June 30, 2016 as compared to the same period in 2015.

Gathering Fees. Gathering fees increased to $44.0 million for the six months ended June 30, 2016 compared to $42.2 million during the same period in 2015 largely related to production increases in Wyoming. On a per unit basis, gathering fees remained flat at $0.30 per Mcfe for the six months ended June 30, 2016 and 2015.

Transportation Charges. Transportation charges decreased to $23.7 million for the six months ended June 30, 2016 as compared to $41.3 million for the same period in 2015 primarily as a result of the termination of the REX contract during the second quarter of 2016. See Note 8 for further discussion of the REX contract.

Depletion, Depreciation and Amortization. DD&A expenses decreased to $62.1 million during the six months ended June 30, 2016 from $187.0 million for the same period in 2015, primarily attributable to a decreased DD&A rate on a unit of production basis as a result of the ceiling test impairment during the fourth quarter of 2015. On a unit of production basis, the DD&A rate decreased to $0.43 per Mcfe for the six months ended June 30, 2016 compared to $1.33 per Mcfe for the six months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased to $5.6 million for the six months ended June 30, 2016 compared to $6.1 million for the same period in 2015.The decrease in general and administrative expenses is primarily attributable to corporate cost cutting measures. On a per unit basis, general and administrative expenses remained flat at $0.04 per Mcfe for the six months ended June 30, 2016 and 2015.

Other Income and Expenses:

Interest Expense. Interest expense decreased to $66.6 million during the six months ended June 30, 2016 compared to $85.3 million during the same period in 2015. No interest expense has been recognized subsequent to the petition date of April 29, 2016. (See Note 3).

Litigation Expense. During the six months ended June 30, 2015, the Company recognized litigation expenses of $4.4 million related to the resolution of litigation matters.

Restructuring Expenses. During the six months ended June 30, 2016, the Company incurred $7.1 million in costs and fees in connection with its efforts to restructure its debt prior to filing the chapter 11 petitions.

Deferred Gain on Sale of Liquids Gathering System. During the six months ended June 30, 2016 and 2015, the Company recognized $5.3 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. The Company does not currently have any open commodity derivative contracts. During the six months ended June 30, 2015, the Company recognized a gain of $33.2 million related to commodity derivatives. Of this total, the Company recognized $82.0 million of realized gain on commodity derivatives. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $48.8 million. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $22.2 million for the six months ended June 30, 2016 are primarily made up of a non-cash charge to write-off all of the unamortized debt issuance costs totaling $18.7 million related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company as these debt instruments are expected to be impacted by the bankruptcy reorganization process.

(Loss) Income from Continuing Operations:

Pretax (Loss). The Company recognized a loss before income taxes of $8.2 million for the six months ended June 30, 2016 compared with a loss before income taxes of $1.8 million for the same period in 2015. The decrease in earnings is largely due to decreased revenues as a result of decreased oil and natural gas prices and costs associated with the reorganization and partially offset by decreased DD&A, reduced interest expense and reduced transportation costs during the six months ended June 30, 2016.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net (Loss) Income. For the six months ended June 30, 2016, the Company recognized net loss of $7.8 million or $0.05 per diluted share as compared with net income of $0.5 million or $0.00 per diluted share for the same period in 2015. The decrease in earnings is largely due to decreased revenues as a result of decreased oil and natural gas prices and costs associated with the reorganization and partially offset by decreased DD&A, reduced interest expense and reduced transportation costs during the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities, borrowings under the Credit Agreement, proceeds from the issuance of debt and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and declined even further during the first quarter of 2016. The Henry Hub natural gas spot price dropped below $1.65 per MMBtu in March 2016 for the first time in 17 years. Although natural gas prices have improved in recent weeks, there is still significant volatility in commodity prices and these prices are still lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

As described in Note 1, the filing of the chapter 11 petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain prepetition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to possessory lien vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

Although we have lowered our capital budget as compared to 2015, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $269.5 million of cash on hand as of June 30, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the chapter 11 proceedings for operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt.

The Company does not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the chapter 11 Cases, allow us to proceed with the confirmation of a chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

Going Concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at June 30, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

Investors should review the disclosures and other information, including the risk factors, provided in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2016 and this Quarterly Report on Form 10-Q.

Capital Expenditures. For the six month period ended June 30, 2016, total capital expenditures were $121.5 million. During this period, the Company participated in 57 gross (40.3 net) wells in Wyoming that were drilled to total depth and cased. No wells are scheduled to be drilled in Utah or Pennsylvania during 2016.

2016 Capital Investment Plan. For 2016, our original capital budget was $260.0 million, reflecting the low commodity price environment at the beginning of the year. On April 26, 2016, our Board of Directors approved an increase to our capital budget for 2016 from $260.0 million to $295.0 million. We anticipate using the additional capital in our increased budget to drill additional development wells in Wyoming and to complete some of our uncompleted wells in Utah. We expect to fund our 2016 capital expenditures budget through cash flows from operations and cash on hand.

Other Developments. Trading in the Company’s common stock on the NYSE was suspended on May 3, 2016 and the common stock was delisted. The common stock of the Company currently trades on the OTC Pink marketplace under the symbol “UPLMQ”.

Ultra Resources, Inc.

Bank indebtedness. Ultra Resources, Inc. (“Ultra Resources”), a wholly-owned subsidiary of the Company, is a party to the Credit Agreement. Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation, a wholly-owned subsidiary of the Company.

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the obligations under the Credit Agreement. Other events of default are also present with respect to the Credit Agreement, including a failure to make interest payments and, as described below, a failure to deliver annual audited consolidated financial statements without a going concern qualification, a failure to meet the minimum PV-9 ratio covenant and a failure to comply with the consolidated leverage covenant in the Credit Agreement at the end of the first quarter of 2016.

Prior to April 29, 2016, loans under the Credit Agreement bore interest, at the Borrower’s option, based on (A) a rate per annum equal to the prime rate or the weighted average fed funds rate on overnight transactions during the preceding business day plus a margin based on a grid of the Borrower’s consolidated leverage ratio, or (B) a base Eurodollar rate, substantially equal to the LIBOR rate, plus a margin based on a grid of the Borrower’s consolidated leverage ratio.

The Credit Agreement requires us to deliver annual audited, consolidated financial statements for the Company without a “going concern” or like qualification or explanation. On March 15, 2016, we delivered an audit report with respect to the financial statements in our 2015 Annual Report on Form 10-K that included an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.”

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

The Credit Agreement contains a PV-9 covenant, pursuant to which Ultra Resources is required to maintain a minimum ratio of the discounted net present value of its oil and gas properties to its total funded consolidated debt of 1.5 times. We were required to report whether we were in compliance with this covenant on April 1, 2016. Based on the PV-9 of Ultra Resources’ oil and gas properties at December 31, 2015, Ultra Resources failed to comply with the PV-9 ratio covenant under the Credit Agreement (the ratio was 0.9 times at December 31, 2015).

Senior Notes. Ultra Resources has outstanding $1.46 billion of Senior Notes which were issued pursuant to a certain Master Note Purchase Agreement dated as of March 6, 2008 (as amended, supplemented or otherwise modified, the “MNPA”). The Ultra Resources’ Senior Notes rank pari passu with the Credit Agreement. Payment of the Senior Notes is guaranteed by the Company and by UP Energy Corporation. The Ultra Resources’ Senior Notes are subject to representations, warranties, covenants and events of default similar to those in the Credit Agreement.

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the obligations under the MNPA. Other events of default are also present with respect to the MNPA, including a failure to make principal and interest payments due under the Ultra Resources’ Senior Notes and a failure to comply with the consolidated leverage covenant at the end of the first quarter of 2016.

On March 1, 2016, we failed to make an interest payment of approximately $40.0 million and a principal payment of $62.0 million, each of which was due March 1, 2016 under the terms of the Ultra Resources’ Senior Notes. We entered into a forbearance agreement related to the failure to make these payments with the holders of the Ultra Resources’ Senior Notes, and we filed the chapter 11 petitions without making the payments before the forbearance period expired.

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

Interest Expense. No interest expense has been recognized with respect to the Credit Agreement or the Ultra Resources’ Senior Notes subsequent to the Petition Date.

Ultra Petroleum Corp. Senior Notes

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes (defined below). Additionally, other events of default, including cross-defaults, are present due to the failure to make interest payments and other matters. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes (defined below) are stayed from taking any action against the Debtors as a result of the default.

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

Interest due under the 2024 Notes is payable each April 1 and October 1. On April 1, 2016, we elected to defer making an interest payment on the 2024 Notes of approximately $26.0 million due April 1, 2016. The indenture governing the 2024 Notes provides a 30-day grace period for us to make this interest payment. We did not make this interest payment before the end of the grace period, which resulted in an event of default under the indenture governing the 2024 Notes.

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

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes. Additionally, other events of default, including cross-defaults resulting from the acceleration of indebtedness outstanding under the Credit Agreement and the Ultra Resources’ Senior Notes, are present due to the failure to make interest payments and other matters. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes are stayed from taking any action against the Debtors as a result of the bankruptcy filing.

Interest Expense. No interest expense has been recognized with respect to the 2024 Notes or the 2018 Notes subsequent to the Petition Date.

Operating Activities. During the six months ended June 30, 2016, net cash provided by operating activities was $31.7 million, an 87% decrease from net cash provided by operating activities of $243.3 million for the same period in 2015. The decrease in net cash provided by operating activities is largely attributable to decreased revenues as a result of decreased oil and natural gas price realizations during the six months ended June 30, 2016 as compared to the same period in 2015 and net changes in working capital.

Investing Activities. During the six months ended June 30, 2016, net cash used in investing activities was $135.1 million as compared to $279.3 million for the same period in 2015. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities.

Financing Activities. During the six months ended June 30, 2016, net cash provided by financing activities was $368.7 million compared to $32.5 million for the same period in 2015. The change in net cash provided by financing activities is primarily due to increased borrowings during 2016 related to drawings under the Credit Agreement.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2016.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Report on Form 10-Q for the period ended March 31, 2016, and the risk factors provided in this Quarterly Report on Form 10-Q for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At June 30, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commodity Derivatives (000’s):	2016	2015	2016	2015
Realized gain on commodity derivatives-natural gas(1)	$—	$52,625	$—	$81,984
Unrealized loss on commodity derivatives(1)	—	(56,271)	—	(48,765)

Total (loss) gain on commodity derivatives	$—	$(3,646)	$—	$33,219

(1)	Included in (loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rockies Express Pipeline: On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. We intend to defend this lawsuit vigorously. On April 29, 2016, the Company filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the pending bankruptcy, this matter is currently stayed.

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

ITEM 1A. RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the period ended March 31, 2016. Except as set forth below, there have been no material changes to the risks described in the Annual Report on Form 10-K or Quarterly Report on Form 10-Q.

We have filed voluntary petitions for relief under the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

We have filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. For the duration of the chapter 11 cases, our business and operations will be subject to various risks, including but not limited to the following:

•

our ability to develop, file and complete a chapter 11 plan of reorganization, particularly during the exclusivity period (i.e. in general, the period in which we have the exclusive right to file a chapter 11 plan of reorganization);

•	our ability to obtain Bankruptcy Court, creditor and regulatory approval of a chapter 11 plan of reorganization in a timely manner;

•	our ability to obtain Bankruptcy Court approval with respect to motions in the chapter 11 cases and the outcomes of Bankruptcy Court rulings and of the chapter 11 cases in general;

•	risks associated with third party motions in the chapter 11 cases, which may interfere with our business operations or our ability to propose and/or complete a chapter 11 plan of reorganization;

•	increased costs related to the chapter 11 cases and related litigation;

•	a loss of, or a disruption in the materials or services received from, suppliers, contractors or service providers with whom we have commercial relationships;

•	potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees; and

•	significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our chapter 11 cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the chapter 11 cases. Because of the risks and uncertainties associated with chapter 11 cases, we cannot predict or quantify the ultimate impact that events occurring during the chapter 11 cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the chapter 11 cases may have on our corporate or capital structure.

We can make no assurance that there will be any recovery available to investors holding the shares of our existing common stock after the conclusion of our chapter 11 proceedings.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, the value attributable to shares of our existing common stock will be impacted, possibly materially, by the reorganization of our capital structure through our chapter 11 proceedings. We can make no assurance that there will be any recovery available to investors holding the shares of our existing common stock after the conclusion of our chapter 11 proceedings. Any trading in shares of our common stock during the pendency of the chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships.

Furthermore, so long as the chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the chapter 11 proceeding. The chapter 11 cases may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the debtor could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from chapter 11 proceedings.

We may not be able to obtain confirmation of a chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a chapter 11 plan of reorganization (“Plan”), solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan.

We may not receive the requisite acceptances of constituencies in the proceedings related to the chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If a chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a chapter 11 plan of reorganization is consummated, we will continue to face risks.

Even if a chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to chapter 11 proceedings, changes in consumer demand for, and acceptance of, our oil and gas and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guaranty that the Plan or any other plan of reorganization will achieve our stated goals.

In addition, at the outset of the chapter 11 proceedings, the Bankruptcy Code gives the debtor the exclusive right to file and solicit acceptance of the Plan and prohibits creditors, equity security holders and others from filing or soliciting a plan for a certain period of time. To date, we have retained the exclusive right to propose the Plan. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the chapter 11 process. Adequate funds may not be available when needed or may not be available on favorable terms.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the chapter 11 proceedings until we are able to emerge from our chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the chapter 11 proceedings.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our chapter 11 case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the chapter 11 cases, our historical financial information may be volatile and not be indicative of our future financial performance.

During the chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments and may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the date of the bankruptcy filing.

Our capital structure will likely be significantly altered under any chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to us upon the effective date of a chapter 11 plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the chapter 11 cases and the development of a chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to April 29, 2016 or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Transfers of our equity, or issuances of equity in connection with our chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have U.S. federal net operating loss carryforwards of approximately $913.4 million as of December 31, 2015. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.

We may experience increased levels of employee attrition as a result of the chapter 11 cases.

As a result of the chapter 11 cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the chapter 11 cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The filing of the voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•

indenture governing $850,000,000 in outstanding aggregate principal amount of 6.125% senior notes due 2024, dated as of September 18, 2014, between the Company and Wilmington Trust, National Association, as successor to US Bank;

•

indenture governing $450,000,000 in outstanding aggregate principal amount of 5.75% senior notes due 2018, dated as of December 12, 2013, between the Company and Wilmington Trust, National Association, as successor to US Bank;

•

Credit Agreement governing $999,000,000 in outstanding principal amount, dated as of October 6, 2011, between Ultra Resources, Inc. (a wholly-owned subsidiary of the Company) and a syndicate of banks led by J.P. Morgan Chase Bank N.A.; and,

•

Master Note Purchase Agreement governing $1,460,000,000 in outstanding aggregate principal amount of senior notes due 2016 through 2025, dated as of March 6, 2008, between Ultra Resources, Inc. (a wholly-owned subsidiary of the Company) and various parties, as supplemented by that certain First Supplement to Master Note Purchase Agreement, dated as of March 5, 2009; Second Supplement to Master Note Purchase Agreement, dated as of January 28, 2010; and Third Supplement to Master Note Purchase Agreement, dated as of October 12, 2010.

As previously disclosed, subject to certain exceptions provided for in the Bankruptcy Code, the chapter 11 filings automatically stayed all judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

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

Date: August 9, 2016

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and
Chief Financial Officer

Date: August 9, 2016

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