Form 10-Q
period 2016-09-30
ULTRA PETROLEUM CORP
filed 2016-10-27
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of October 19, 2016 was 153,398,599.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$170,996	$188,457	$425,878	$536,477
Oil sales	28,257	34,046	79,352	113,332

Total operating revenues	199,253	222,503	505,230	649,809

Expenses:
Lease operating expenses	19,934	28,567	67,164	82,464
Liquids gathering system operating lease expense	5,171	5,162	15,514	15,485
Production taxes	20,688	19,813	49,394	56,892
Gathering fees	21,159	23,114	65,112	65,359
Transportation charges	49	21,310	23,750	62,577
Depletion, depreciation and amortization	31,192	92,806	93,274	279,762
General and administrative	1,595	4,567	7,196	10,629

Total operating expenses	99,788	195,339	321,404	573,168

Operating income	99,465	27,164	183,826	76,641

Other income (expense), net:
Interest expense (excludes contractual interest expense of $46.8 million and $78.8 million for the three and nine months ended September 30, 2016, respectively)	—	(43,137)	(66,565)	(128,426)
Gain on commodity derivatives	—	9,390	—	42,608
Deferred gain on sale of liquids gathering system	2,638	2,638	7,915	7,915
Litigation expense	—	—	—	(4,401)
Restructuring expenses	(28)	—	(7,176)	—
Other (expense) income, net	(514)	(284)	(2,436)	(323)

Total other income (expense), net	2,096	(31,393)	(68,262)	(82,627)

Reorganization items, net	(3,109)	—	(25,292)	—

Income (loss) before income tax provision (benefit)	98,452	(4,229)	90,272	(5,986)

Income tax provision (benefit)	45	(1,133)	(305)	(3,405)

Net income (loss)	$98,407	$(3,096)	$90,577	$(2,581)

Net income (loss) per common share — basic	$0.64	$(0.02)	$0.59	$(0.02)

Net income (loss) per common share — diluted	$0.64	$(0.02)	$0.59	$(0.02)

Weighted average common shares outstanding — basic	153,392	153,250	153,368	153,171

Weighted average common shares outstanding — diluted	154,121	153,250	154,077	153,171

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$343,520	$4,143
Restricted cash	3,461	115
Oil and gas revenue receivable	66,892	61,881
Joint interest billing and other receivables	10,498	11,356
Deposits and retainers	13,453	236
Income tax receivable	5,384	5,150
Inventory	3,790	4,269
Other current assets	5,006	4,064

Total current assets	452,004	91,214
Oil and gas properties, net, using the full cost method of accounting:
Proven	958,764	851,145
Property, plant and equipment, net	7,810	8,844
Deferred income taxes	—	1
Other	1,653	835

Total assets	$1,420,231	$952,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,336	$93,415
Accrued liabilities	46,067	72,428
Production taxes payable	63,255	52,273
Current portion of long-term debt	—	3,370,553
Interest payable	—	42,657
Capital cost accrual	9,761	20,571

Total current liabilities	143,419	3,651,897
Deferred gain on sale of liquids gathering system	118,380	126,295
Other long-term obligations	164,809	165,784

Total liabilities not subject to compromise	426,608	3,943,976
Liabilities subject to compromise	3,889,544	—
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 153,395,431 and 153,255,989 at September 30, 2016 and December 31, 2015, respectively	507,807	502,050
Treasury stock	(49)	(176)
Retained loss	(3,403,679)	(3,493,811)

Total shareholders’ deficit	(2,895,921)	(2,991,937)

Total liabilities and shareholders’ equity	$1,420,231	$952,039

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$90,577	$(2,581)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	93,274	279,762
Deferred income tax benefit	1	(744)
Unrealized loss on commodity derivatives	—	84,675
Deferred gain on sale of liquids gathering system	(7,915)	(7,915)
Stock compensation	3,967	5,509
Non-cash reorganization items, net	22,588	—
Other	6,618	6,295
Net changes in operating assets and liabilities:
Restricted cash	(3,346)	2
Accounts receivable	(6,782)	49,604
Other current assets	(14,871)	(616)
Other non-current assets	(818)	—
Accounts payable	(67,828)	(6,898)
Accrued liabilities	(3,102)	(4,469)
Production taxes payable	10,982	3,785
Interest payable	57,118	(4,577)
Other long-term obligations	(9,431)	7,040
Income taxes payable/receivable	(234)	2,333

Net cash provided by operating activities	170,798	411,205
Investing Activities:
Acquisition of oil and gas properties	—	3,964
Oil and gas property expenditures	(189,511)	(390,874)
Change in capital cost accrual	(10,730)	(20,585)
Inventory	136	3,177
Purchase of capital assets	3	(669)

Net cash used in investing activities	(200,102)	(404,987)
Financing activities:
Borrowings under Credit Agreement	369,000	936,000
Payments on long-term debt	—	(906,000)
Deferred financing costs	—	6
Repurchased shares/net share settlements	(319)	(2,507)
Payment of contingent consideration	—	(17,049)

Net cash provided by financing activities	368,681	10,450
Increase in cash and cash equivalents during the period	339,377	16,668
Cash and cash equivalents, beginning of period	4,143	8,919

Cash and cash equivalents, end of period	$343,520	$25,587

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

Chapter 11 Proceedings, Ability to Continue as a Going Concern

Chapter 11 Proceedings

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). Information about our chapter 11 cases is available at our website (www.ultrapetroleum.com) and also at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our chapter 11 petitions, the Bankruptcy Court granted certain relief we requested enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate our cash management system in the ordinary course, remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

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

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. In addition, our assets, liabilities, including our capital structure, shareholders, officers and/or directors could change materially

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

Creditors’ Committees — Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). On September 26, 2016, the United States Trustee for the Southern District of Texas filed a Notice of Reconstitution of the UCC. In addition, certain other stakeholders have organized for purposes of participating in the Debtors’ chapter 11 cases: (i) on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc., notified the Bankruptcy Court it had formed and identified its members; (ii) on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members; and (iii) on July 20, 2016, an informal ad hoc committee of shareholders of the Company notified the Bankruptcy Court it had formed and identified its members. We expect each of the committees to be involved in our chapter 11 cases, and any disagreements with any of the committees may extend our chapter 11 cases, increase the cost of our chapter 11 cases, and/or delay our emergence from chapter 11.

Exclusivity; Plan of Reorganization

The Bankruptcy Code provides chapter 11 debtors-in-possession with the exclusive right to file a plan of reorganization under chapter 11 through a period of time specified in the Bankruptcy Code, which period may be extended by the Bankruptcy Court. On July 27, 2016, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period. At a hearing conducted on August 25, 2016, the Bankruptcy Court extended our exclusive right to file a plan of reorganization under chapter 11 through and including March 1, 2017, and to solicit acceptances of such plan through and including May 1, 2017, subject to our producing and delivering a long-term business plan prior to December 1, 2016.

We plan to emerge from our chapter 11 cases after we obtain approval from the Bankruptcy Court for a chapter 11 plan of reorganization. Among other things, a chapter 11 plan of reorganization will determine the rights and satisfy the claims of our prepetition creditors and security holders. The terms and conditions of a chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan and even if the plan provides that the holders of our common stock receive no distribution on account of their equity interests.

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

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of September 30, 2016:

September 30, 2016
Accounts payable	$1,251
Accrued liabilities	6,333
Accrued interest payable	99,774
Debt	3,759,000
Other terminated contracts	23,186

Liabilities subject to compromise	$3,889,544

Schedules and Statements — Magnitude of Potential Claims & Claims Resolution Process

On June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. On October 14, 2016, Ultra Wyoming LGS, LLC (“UWLGS”), one of the Debtors and our indirect, wholly owned

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

subsidiary, filed an amendment to its Schedules and Statements. The Schedules and Statements are subject to further amendment or modification. Certain holders of prepetition claims were required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ chapter 11 cases, which deadline was September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we will likely continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed chapter 11 cases. The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein and amendment or modification as our chapter 11 cases proceed.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there are differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. Such differences, as well as other disputes and contingencies will be investigated and resolved as part of our claims resolution process in our chapter 11 cases. Please refer to Note 8 for additional information about contingent matters and commitments related to certain claims filed in our chapter 11 cases.

Pursuant to the Federal Rules of Bankruptcy Procedure, some creditors who wished to assert prepetition claims against us and whose claims (i) were not listed in the Schedules and Statements or (ii) were listed in the Schedules and Statements as disputed, contingent, or unliquidated, were required to file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar date for non-governmental creditors was September 1, 2016, and the bar date for governmental creditors was October 26, 2016.

The claims filed against the Debtors to date are voluminous. Further, it is possible that claimants will file amended or modified claims in the future, including modifications or amendments to assign values to claims originally filed with no designated value. The amended or modified claims may be material.

We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As a part of the claims resolution process, we anticipate working to resolve differences in amounts we listed in our Schedules and Statements and amounts of claims filed by our creditors. We have already identified, for example, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed.

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

Costs of Reorganization

We have incurred and will continue to incur significant costs associated with our reorganization and the chapter 11 proceedings. We expect these costs, which are being expensed as incurred, will significantly affect our results of operations. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our funded indebtedness is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Professional fees(1)	$3,215	$6,797
Deferred financing costs(2)	—	18,742
Other(3)	(106)	(247)

Total Reorganization items, net	$3,109	$25,292

(1)	The nine months ended September 30, 2016 includes $3.8 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.

(2)	A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(3)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

Ability to Continue as a Going Concern

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at September 30, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the nine months ended September 30, 2016 or 2015.

(f) Deferred Financing Costs: During the quarter ended June 30, 2016, a non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes (as

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

defined below) issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes (as defined below) issued by the Company and the unsecured 2024 Senior Notes (as defined below) issued by the Company is included in Reorganization items, net in the accompanying Consolidated Statements of Operations as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases. At December 31, 2015, other current assets includes costs associated with the issuance of our revolving credit facility while costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying amount of the related debt liability.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Share amounts in 000’s)
Net income (loss)	$98,407	$(3,096)	$90,577	$(2,581)

Weighted average common shares outstanding — basic	153,392	153,250	153,368	153,171
Effect of dilutive instruments	729	—	709	—

Weighted average common shares outstanding — diluted	154,121	153,250	154,077	153,171

Net income (loss) per common share — basic	$0.64	$(0.02)	$0.59	$(0.02)

Net income (loss) per common share — diluted	$0.64	$(0.02)	$0.59	$(0.02)

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the commonshares(1)(2)	503	—	1,450	—

(1)	Due to the net loss for the nine months ended September 30, 2015, 1.7 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

(2)	Due to the net loss for the three months ended September 30, 2015, 1.6 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of September 30, 2016 and December 31, 2015 were immaterial.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.4 million on the Company’s Consolidated Balance Sheet at December 31, 2015. A non-cash charge to write-off all of the unamortized debt issuance costs is included in Reorganization items, net at June 30, 2016 as the related debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

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

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	September 30, 2016	December 31, 2015
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$10,672,172	$10,480,165
Less: Accumulated depletion, depreciation and amortization	(9,713,408)	(9,629,020)

	$958,764	$851,145

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	September 30, 2016	December 31, 2015
Total Debt:
6.125% Senior Notes due 2024	$850,000	$850,000
5.75% Senior Notes due 2018	450,000	450,000
Senior Notes issued by Ultra Resources, Inc.	1,460,000	1,460,000
Credit Agreement	999,000	630,000

Total current portion of long-term debt	3,759,000	3,390,000
Less: Deferred financing costs(1)	—	(19,447)
Less: Liabilities subject to compromise(2) (See Note 1)	(3,759,000)	—

Total current portion of long-term debt not subject to compromise	$—	$3,370,553

Other long-term obligations:
Other long-term obligations	$164,809	$165,784

(1)	A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net in the Consolidated Statements of Operations as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

(2)	We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at June 30, 2016 and continued to classify as liabilities subject to compromise at September 30, 2016 in the Consolidated Balance Sheets. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Resources, Inc.

Bank indebtedness. Ultra Resources, Inc. (“Ultra Resources”), a wholly owned subsidiary of the Company, is a party to the Credit Agreement. Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation, a wholly owned subsidiary of the Company.

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated its obligations under the Credit Agreement. Other events of default are also present with respect to the Credit Agreement, including a failure to make interest payments and, as described below, a failure to deliver annual audited consolidated financial statements without a going concern qualification, a failure to meet the minimum PV-9 ratio covenant and a failure to comply with the consolidated leverage covenant in the Credit Agreement at the end of the first quarter of 2016. The Credit Agreement provides that upon the acceleration of Ultra Resources’ obligations under the Credit Agreement, the outstanding balance of loans extended under the Credit Agreement comes due, unpaid interest accrued as of the time of the acceleration comes due, and any fees or other obligations of the borrower come due. Under the Bankruptcy Code, the creditors under the Credit Agreement are stayed from taking any action against Ultra Resources or any of the other Debtors as a result of the default.

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

Senior Notes. Ultra Resources has outstanding $1.46 billion of senior notes (“Senior Notes”) which were issued pursuant to a certain Master Note Purchase Agreement dated as of March 6, 2008 (as amended, supplemented or otherwise modified, the “MNPA”). The Senior Notes rank pari passu with the Credit Agreement. Payment of the Senior Notes is guaranteed by the Company and by UP Energy Corporation. The Senior Notes are subject to representations, warranties, covenants and events of default similar to those in the Credit Agreement.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated its obligations under the MNPA and the Senior Notes. Other events of default are also present with respect to the MNPA, including a failure to comply with the consolidated leverage covenant at the end of the first quarter of 2016 and a failure to make principal and interest payments due under the Ultra Resources’ Senior Notes. The MNPA provides that upon the acceleration of Ultra Resources’ obligations under the MNPA and the Senior Notes, among other matters, the Senior Notes are deemed to have matured, the unpaid principal balance of the Senior Notes comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable make-whole amount (as determined pursuant to the MNPA) comes due. Under the Bankruptcy Code, the creditors under the Senior Notes are stayed from taking any action against Ultra Resources or any of the other the Debtors as a result of the default.

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

On March 1, 2016, we failed to make an interest payment of approximately $40.0 million and a principal payment of $62.0 million, each of which was due March 1, 2016 under the terms of the Senior Notes. We entered into a forbearance agreement related to the failure to make these payments with the holders of the Senior Notes, and we filed the chapter 11 petitions without making the payments before the forbearance period expired.

Interest Expense. No interest expense has been recognized with respect to the Credit Agreement or the Senior Notes subsequent to the Petition Date.

Ultra Petroleum Corp. Senior Notes

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes. Additionally, other events of default, including cross-defaults, are present due to the failure to make interest payments and other matters. Under the indentures pursuant to which the 2024 Notes and the 2018 Notes, respectively, were issued, upon the acceleration of the Company’s obligations under the 2024 Notes and the 2018 Notes, among other matters, the 2024 Notes and the 2018 Notes, respectively, are deemed to have matured, the unpaid principal balance of the 2024 Notes and the 2018 Notes, respectively, comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the indentures) comes due. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes are stayed from taking any action against the Debtors as a result of the default.

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

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes. Additionally, other events of default, including cross-defaults resulting from the acceleration of indebtedness outstanding under the Credit Agreement and the Ultra Resources’ Senior Notes, are present due to the failure to make interest payments and other matters. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes are stayed from taking any action against the Debtors as a result of the Company’s bankruptcy filings.

Interest Expense. No interest expense has been recognized with respect to the 2024 Notes or the 2018 Notes subsequent to the Petition Date.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total cost of share-based payment plans	$1,706	$3,963	$5,756	$8,247
Amounts capitalized in oil and gas properties and equipment	$442	$1,283	$1,789	$2,738
Amounts charged against income, before income tax benefit	$1,264	$2,680	$3,967	$5,509
Amount of related income tax benefit recognized in income before valuation allowance	$503	$1,120	$1,579	$2,303

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Number of Options (000’s)	Weighted Average Exercise Price (US Dollars)
Balance, December 31, 2014	690	$25.68	to	$98.87

Expired or forfeited	(171)	$25.68	to	$75.18

Balance, December 31, 2015	519	$49.05	to	$98.87

Expired or forfeited	(109)	$50.48	to	$75.18

Balance, September 30, 2016	410	$49.05	to	$98.87

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

Stock-Based Compensation Cost:

For the nine months ended September 30, 2016, the Company recognized $3.3 million in pre-tax compensation expense related to the 2014 and 2015 LTIP awards of restricted stock units as compared to $4.7 million during the nine months ended September 30, 2015 related to the 2013, 2014 and 2015 LTIP awards of restricted stock units. The amounts recognized during the nine months ended September 30, 2016 assume that performance objectives between less than threshold and up to maximum are attained for the 2014 and 2015 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at September 30, 2016, for each of the three year performance periods is expected to be approximately $9.3 million and $10.1 million related to the 2014 and 2015 LTIP awards of restricted stock units, respectively.

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

The Company has recorded a valuation allowance against all deferred tax assets as of September 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a prospective basis in 2015. As a result, the deferred tax assets and liabilities are classified as long-term in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

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

Commodity Derivative Contracts: At September 30, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commodity Derivatives:	2016	2015	2016	2015
Realized gain on commodity derivatives-natural gas(1)	$—	$45,300	$—	$127,283
Unrealized loss on commodity derivatives(1)	—	(35,910)	—	(84,675)

Total gain on commodity derivatives	$—	$9,390	$—	$42,608

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

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

	September 30, 2016(1)		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
7.31% Notes due March 2016, issued 2009	62,000	64,266	62,000	63,604
4.98% Notes due January 2017, issued 2010	116,000	122,371	116,000	113,420
5.92% Notes due March 2018, issued 2008	200,000	212,433	200,000	191,985
5.75% Notes due December 2018, issued 2013	450,000	389,123	450,000	111,451
7.77% Notes due March 2019, issued 2009	173,000	191,099	173,000	174,488
5.50% Notes due January 2020, issued 2010	207,000	219,783	207,000	185,052
4.51% Notes due October 2020, issued 2010	315,000	322,069	315,000	258,520
5.60% Notes due January 2022, issued 2010	87,000	92,099	87,000	73,034
4.66% Notes due October 2022, issued 2010	35,000	36,228	35,000	25,558
6.125% Notes due October 2024, issued 2014	850,000	741,912	850,000	206,321
5.85% Notes due January 2025, issued 2010	90,000	95,232	90,000	70,756
4.91% Notes due October 2025, issued 2010	175,000	183,614	175,000	115,911
Credit Facility due October 2016	999,000	999,000	630,000	630,000

	$3,759,000	$3,669,229	$3,390,000	$2,220,100

(1)	At September 30, 2016, the debt included in the table above is a component of liabilities subject to compromise in our Consolidated Balance Sheets. See Note 1.

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

Indebtedness Claims

The chapter 11 filings by the Company and its various subsidiaries, including Ultra Resources, constituted events of default under the Company’s debt agreements. See Note 3 of this Quarterly Report on Form 10-Q for more information about the debt agreements. On or around September 1, 2016, many of the holders of this

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid interest that had accrued by the petition dates, interest that has accrued since the petition dates (including interest at the default rates under the debt agreements), make-whole amounts, and other fees and obligations under the debt agreements. At this time, we are not able to determine the likelihood or range of amounts attributable to claims for postpetition interest, make-whole amounts, or other fees and obligations under the debt agreements. We anticipate these claims will be resolved during our chapter 11 proceedings, although it is possible resolution of some of these matters could occur after we emerge from chapter 11.

Rockies Express Pipeline

On February 26, 2016, we received a letter from Sempra Rockies Marketing, LLC (“Sempra”) alleging that we were in breach of our Capacity Release Agreement, dated March 5, 2009 (the “Capacity Agreement”), resulting from nonpayment of fees for transportation service and notifying us that Sempra was authorized to recall the capacity released to us under the Capacity Agreement and to pursue any claims for damages or other remedies to which Sempra was entitled. On March 8, 2016, we received a letter from Sempra notifying us that Sempra was exercising its alleged right to permanently recall the 50,000 MMBtu/day of capacity on the Rockies Express Pipeline pursuant to the Capacity Agreement and that the recall would be effective as of March 9, 2016. On August 25, 2016, Sempra filed a proof of claim with the Bankruptcy Court for $63.8 million. We intend to object to Sempra’s proof of claim. Our estimate of the potential exposure in connection with the Capacity Agreement and Sempra’s claim filed in our chapter 11 proceedings ranges from $4.2 million, which represents amounts Sempra paid to Rockies Express attributable to the capacity released to us under the Capacity Agreement prior to Sempra’s recalling such capacity, to $63.8 million. We anticipate Sempra’s claims will be resolved through our chapter 11 proceedings.

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express Pipeline LLC (“Rockies Express”) in connection with the transportation agreement related to the Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016.

On April 14, 2016, Rockies Express filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. On August 26, 2016, Rockies Express filed a proof of claim with the Bankruptcy Court for $303.3 million. We intend to object to Rockies Express’ proof of claim. Our estimate of the potential exposure in connection with the Rockies Express lawsuit and proof of claim ranges from approximately $19.0 million, which represents accrued, unpaid invoices during the first quarter prior to contract termination, to $303.3 million, which excludes potential interest, court costs and attorney fees. Rockies Express is a member of our official committee of unsecured creditors. We anticipate Rockies Express’ claims will be resolved through our chapter 11 proceedings.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under Federal oil and gas leases. During the second quarter of 2016, the Company responded to the preliminary determination asserting the reasonableness of its allocation methodology of such costs, noting several matters we believed should have been considered in the preliminary determination notice. The ONRR unbundling review

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods. The Company is not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Oil Sales Contract

On April 29, 2016, the Company received a letter from counsel to Sunoco Partners Marketing & Terminals L.P. (“SPMT”) asserting that (1) the Company had breached, by anticipatory repudiation, a contract for the purchase and sale of crude oil between Ultra Resources and SPMT and (2) the contract was terminated. In the letter, SPMT demanded payment for damages resulting from the breach in the amount of $38.6 million. On August 31, 2016, SPMT filed a proof of claim with the Bankruptcy Court for $16.9 million. We dispute SPMT’s positions in the letter and its proof of claim, and we intend to object to SPMT’s proof of claim. At this time, we are not able to determine the likelihood or range of damages owed to SPMT, if any, related to this matter, or, if and when such amounts are assessed, whether such amounts would be material. SPMT is a member of our official committee of unsecured creditors. We anticipate SPMT’s claims will be resolved through our chapter 11 proceedings.

On April 26, 2016, Big West Oil LLC (“Big West”) and the Company entered into a Temporary Suspension of Contracts and Interim Crude Oil Purchase and Sale Agreement. Pursuant to the Interim Purchase Agreement, for a period of 180 days after the Petition Date (“Suspension Period”), the parties suspended performance under the Crude Contracts, provided that the Company would sell and deliver crude oil to Big West during the suspension period. On October 10, 2016, Big West and the Company entered an extension of the Suspension Period through January 21, 2017. On August 30, 2016, Big West filed a proof of claim with the Bankruptcy Court for $32.6 million related to lost profits associated with the Interim Purchase Agreement. We intend to object to Big West’s proof of claim. At this time, we are not able to determine the likelihood or range of damages owed to Big West, if any, or, if and when such amounts are assessed, whether such amounts would be material. We anticipate Big West’s claims will be resolved through our chapter 11 proceedings.

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

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to September 30, 2016 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

The following are the financial statements of Ultra Petroleum Corp. (the “Parent Company”), which are included to provide additional information with respect to the Parent Company’s results of operations, financial position and cash flows on a stand-alone basis:

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative expense	$272	$147	$334	$319
Other income (expense):
Interest expense (excludes contractual interest expense of $19.5 million and $32.9 million for the three and nine months ended September 30, 2016, respectively)	—	(20,267)	(26,590)	(60,802)
Income from unconsolidated affiliates	98,756	12,464	191,792	39,709
Guarantee fee income	—	5,784	6,073	17,240
Other (expense) income	(13)	(2,091)	(64,840)	(1,888)

Reorganization items, net	(19)	—	(15,758)	—
Income (loss) before income tax benefit	98,452	(4,257)	90,343	(6,060)
Income tax expense (benefit)	45	(1,161)	(234)	(3,479)

Net income (loss)	$98,407	$(3,096)	$90,577	$(2,581)

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED BALANCE SHEET

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$254	$523
Accounts receivable	29,939	64,542
Other current assets	5,422	5,150

Total current assets	35,615	70,215
Other non-current assets	—	24,197

Total assets	$35,615	$94,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$1,283,232
Interest payable	—	14,166
Accrued and other current liabilities	536	—

Total current liabilities	536	1,297,398
Advances from unconsolidated affiliates	1,591,269	1,788,951
Total liabilities not subject to compromise	1,591,805	3,086,349
Liabilities subject to compromise	1,339,732	—
Total shareholders’ deficit	(2,895,922)	(2,991,937)

Total liabilities and shareholders’ equity	$35,615	$94,412

CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
Net cash (used in) operating activities	$(23,927)	$(51,939)

Investing Activities:
Dividends received	24,089	73,021

Net cash provided by investing activities	24,089	73,021

Financing Activities:
Shares re-issued from treasury	(337)	4,712
Deferred financing costs	—	6
Net share settlements	(94)	—

Net cash (used in) provided by financing activities	(431)	4,718

(Decrease) increase in cash during the period	(269)	25,800
Cash and cash equivalents, beginning of period	523	772

Cash and cash equivalents, end of period	$254	$26,572

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. (the “Company”) is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah fields, its oil reserves in the Uinta Basin in Utah and its natural gas reserves in the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development, within one geographical segment, the United States.

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

During the quarter ended September 30, 2016, the average price realization for the Company’s natural gas was $2.62 per Mcf compared with $2.68 per Mcf during the quarter ended September 30, 2015. During the third quarter of 2015, the Company’s average price realization for natural gas was $3.33 per Mcf, including realized gains and losses on commodity derivatives. The Company does not currently have any open derivative contracts for natural gas production.

During the quarter ended September 30, 2016, the average price realization for the Company’s oil was $41.55 per barrel compared to $39.43 per barrel for the quarter ended September 30, 2015.

Chapter 11 Proceedings, Ability to Continue as a Going Concern

Chapter 11 Proceedings

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). Information about our chapter 11 cases is available at our website (www.ultrapetroleum.com) and also at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our chapter 11 petitions, the Bankruptcy Court granted certain relief we requested enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate our cash management system in the ordinary course, remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

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

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. In addition, our assets, liabilities, including our capital structure, shareholders, officers and/or directors could change materially because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

Creditors’ Committees — Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). On September 26, 2016, the United States Trustee for the Southern District of Texas filed a Notice of Reconstitution of the UCC. In addition, certain other stakeholders have organized for purposes of participating in the Debtors’ chapter 11 cases: (i) on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc., notified the Bankruptcy Court it had formed and identified its members; (ii) on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members; and (iii) on July 20, 2016, an informal ad hoc committee of shareholders of the Company notified the Bankruptcy Court it had formed and identified its members. We expect each of the committees to be involved in our chapter 11 cases, and any disagreements with any of the committees may extend our chapter 11 cases, increase the cost of our chapter 11 cases, and/or delay our emergence from chapter 11.

Exclusivity; Plan of Reorganization

The Bankruptcy Code provides chapter 11 debtors-in-possession with the exclusive right to file a plan of reorganization under chapter 11 through a period of time specified in the Bankruptcy Code, which period may be extended by the Bankruptcy Court. On July 27, 2016, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period. At a hearing conducted on August 25, 2016, the Bankruptcy Court extended our exclusive right to file a plan of reorganization under chapter 11 through and including March 1, 2017, and to solicit acceptances of such plan through and including May 1, 2017, subject to our producing and delivering a long-term business plan prior to December 1, 2016.

We plan to emerge from our chapter 11 cases after we obtain approval from the Bankruptcy Court for a chapter 11 plan of reorganization. Among other things, a chapter 11 plan of reorganization will determine the rights and satisfy the claims of our prepetition creditors and security holders. The terms and conditions of a chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan and even if the plan provides that the holders of our common stock receive no distribution on account of their equity interests.

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

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of September 30, 2016:

September 30, 2016
Accounts payable	$1,251
Accrued liabilities	6,333
Accrued interest payable	99,774
Debt	3,759,000
Other terminated contracts	23,186

Liabilities subject to compromise	$3,889,544

Schedules and Statements — Magnitude of Potential Claims & Claims Resolution Process

On June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. On October 14, 2016, Ultra Wyoming LGS, LLC (“UWLGS”), one of the Debtors and our indirect, wholly owned subsidiary, filed an amendment to its Schedules and Statements. The Schedules and Statements are subject to further amendment or modification. Certain holders of prepetition claims were required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which deadline was September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and we expect will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there are differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. Such differences, as well as other disputes and contingencies will be investigated and resolved as part of our claims resolution process in our chapter 11 cases. Please refer to Note 8 for additional information about contingent matters and commitments reflected in the claims filed in our chapter 11 cases.

Pursuant to the Federal Rules of Bankruptcy Procedure, some creditors who wished to assert prepetition claims against us and whose claim (i) was not listed in the Schedules and Statements or (ii) was listed in the Schedules and Statements as disputed, contingent, or unliquidated, were required to file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar date for non-governmental creditors was September 1, 2016, and the bar date for governmental creditors was October 26, 2016.

The claims filed against the Debtors to date are voluminous. Further, it is possible that claimants will file amended or modified claims in the future, including modifications or amendments to assign values to claims originally filed with no designated value. The amended or modified claims may be material.

We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As a part of the claims resolution process, we anticipate working to resolve differences in amounts we listed in our Schedules and Statements and amounts of claims filed by our creditors. We have already identified, for example, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We will file objections with the Bankruptcy Court as necessary for claims we believe should be disallowed.

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

Costs of Reorganization

We have incurred and will continue to incur significant costs associated with our reorganization and the chapter 11 proceedings. We expect these costs, which are being expensed as incurred, will significantly affect our results of operations. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our funded indebtedness is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Professional fees(1)	$3,215	$6,797
Deferred financing costs(2)	—	18,742
Other(3)	(106)	(247)

Total Reorganization items, net	$3,109	$25,292

(1)	Represents professional fees related directly to the chapter 11 filings for the quarter and nine months ended September 30, 2016.

(2)	A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

(3)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

Ability to Continue as a Going Concern

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at September 30, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the nine months ended September 30, 2016 and 2015 was $4.0 million and $5.5 million, respectively. See Note 4 for additional information.

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

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2016 or 2015.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalance. The Company’s imbalance obligations as of September 30, 2016 and December 31, 2015 were immaterial.

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of September 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Deferred Financing Costs. During the quarter ended June 30, 2016, a non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net in the accompanying Consolidated Statements of Operations as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases. At December 31, 2015, other current assets includes costs associated with the issuance of our revolving credit facility while costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying amount of the related debt liability.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.4 million on the Company’s Consolidated Balance Sheet at December 31, 2015. A non-cash charge to write-off all of the unamortized debt issuance costs is included in Reorganization items, net at June 30, 2016 as the related debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended September 30,		% Variance	For the Nine Months Ended September 30,		% Variance
	2016	2015		2016	2015
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	65,245	70,194	-7%	200,286	200,039	0%
Crude oil and condensate (Bbls)	680	863	-21%	2,205	2,714	-19%

Total production (Mcfe)	69,325	75,375	-8%	213,517	216,323	-1%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$2.62	$2.68	-2%	$2.13	$2.68	-21%
Natural gas ($/Mcf, including realized hedges)	$2.62	$3.33	-21%	$2.13	$3.32	-36%
Oil and condensate ($/Bbl)	$41.55	$39.43	5%	$35.98	$41.75	-14%

Revenues:
Natural gas sales	$170,996	$188,457	-9%	$425,878	$536,477	-21%
Oil sales	28,257	34,046	-17%	79,352	113,332	-30%

Total operating revenues	$199,253	$222,503	-10%	$505,230	$649,809	-22%

Derivatives:
Realized gain on commodity derivatives-natural gas	$—	$45,300	n/a	$—	$127,283	n/a
Unrealized (loss) on commodity derivatives	—	(35,910)	n/a	—	(84,675)	n/a

Total gain on commodity derivatives	$—	$9,390	n/a	$—	$42,608	n/a

Operating Costs and Expenses:
Lease operating expenses	$19,934	$28,567	-30%	$67,164	$82,464	-19%
Liquids gathering system operating lease expense	$5,171	$5,162	0%	$15,514	$15,485	0%
Production taxes	$20,688	$19,813	4%	$49,394	$56,892	-13%
Gathering fees	$21,159	$23,114	-8%	$65,112	$65,359	0%
Transportation charges	$49	$21,310	-100%	$23,750	$62,577	-62%
Depletion, depreciation and amortization	$31,192	$92,806	-66%	$93,274	$279,762	-67%
General and administrative expenses	$1,595	$4,567	-65%	$7,196	$10,629	-32%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.29	$0.38	-24%	$0.31	$0.38	-18%
Liquids gathering system operating lease expense	$0.07	$0.07	0%	$0.07	$0.07	0%
Production taxes	$0.30	$0.26	15%	$0.23	$0.26	-12%
Gathering fees	$0.31	$0.31	0%	$0.30	$0.30	0%
Transportation charges	$—	$0.28	n/a	$0.11	$0.29	-62%
Depletion, depreciation and amortization	$0.45	$1.23	-63%	$0.44	$1.29	-66%
General and administrative expenses	$0.02	$0.06	-67%	$0.03	$0.05	-40%

Quarter Ended September 30, 2016 vs. Quarter Ended September 30, 2015

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended September 30, 2016, total production decreased on a gas equivalent basis to 69.3 Bcfe compared to 75.4 Bcfe for the same quarter in 2015. The decrease is primarily attributable to decreased capital investment during the quarter ended September 30, 2016.

Commodity Prices — Natural Gas. Realized natural gas prices decreased 2% to $2.62 per Mcf in the third quarter of 2016 as compared to $2.68 per Mcf for the same quarter of 2015. The Company does not currently have any open derivative contracts for natural gas production. During the three months ended September 30, 2015, the Company’s average price for natural gas including realized gains and losses on commodity derivatives was $3.33 per Mcf.

Commodity Prices — Oil. During the quarter ended September 30, 2016, the average price realization for the Company’s oil was $41.55 per barrel compared to $39.43 per barrel for the same period in 2015. The Company does not currently have any open derivative contracts for oil production.

Revenues. The decrease in average natural gas prices and decreased total production resulted in revenues decreasing to $199.3 million for the quarter ended September 30, 2016 as compared to $222.5 million for the same period in 2015.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) decreased to $19.9 million during the third quarter of 2016 compared to $28.6 million during the same period in 2015 largely related to lower costs due to improved efficiencies. On a unit of production basis, LOE costs decreased to $0.29 per Mcfe during the third quarter of 2016 compared with $0.38 per Mcfe during the third quarter of 2015.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended September 30, 2016, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.07 per Mcfe, as compared to $5.2 million, or $0.07 per Mcfe for the same period in 2015.

Production Taxes. During the three months ended September 30, 2016, production taxes remained relatively flat at $20.7 million compared to $19.8 million during the same period in 2015, or $0.30 per Mcfe compared to $0.26 per Mcfe, respectively. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 10.4% of revenues for the quarter ended September 30, 2016 and 8.9% of revenues for the same period in 2015.

Gathering Fees. Gathering fees decreased to $21.2 million for the three months ended September 30, 2016 compared to $23.1 million during the same period in 2015 largely related to decreased production. On a per unit basis, gathering fees remained flat at $0.31 per Mcfe for the three months ended September 30, 2016 as compared to the same period in 2015.

Transportation Charges. As a result of termination of the Rockies Express Pipeline (“Rockies Express”) contract during the second quarter, there were no material transportation charges for the quarter ended September 30, 2016. Transportation charges were $21.3 million for the same period in 2015. See Note 8 for further discussion of the Rockies Express contract.

Depletion, Depreciation and Amortization. DD&A expenses decreased to $31.2 million during the three months ended September 30, 2016 from $92.8 million for the same period in 2015, primarily attributable to a decreased DD&A rate on a unit of production basis as a result of the ceiling test impairment during the fourth quarter of 2015. On a unit of production basis, the DD&A rate decreased to $0.45 per Mcfe for the quarter ended September 30, 2016 compared to $1.23 per Mcfe for the quarter ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased to $1.6 million for the quarter ended September 30, 2016 compared to $4.6 million for the same period in 2015 primarily related to corporate cost cutting measures. On a per unit basis, general and administrative expenses decreased to $0.02 per Mcfe for the quarter ended September 30, 2016 compared to $0.06 per Mcfe for the quarter ended September 30, 2015.

Other Income and Expenses:

Interest Expense. During the quarter ended September 30, 2016, there was no interest expense recognized compared to $43.1 million during the same period in 2015. No interest expense has been recognized subsequent to the petition date of April 29, 2016. (See Note 3).

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended September 30, 2016 and 2015, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain/(Loss) on Commodity Derivatives. The Company does not currently have any open commodity derivative contracts. During the quarter ended September 30, 2015, the Company recognized a gain of $9.4 million related to commodity derivatives. Of this total, the Company recognized $45.3 million of realized gain on commodity derivatives during the quarter ended September 30, 2015. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $35.9 million during the quarter ended September 30, 2015. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $3.1 million for the quarter ended September 30, 2016 are primarily made up of professional fees associated with the pendency of the Company’s chapter 11 cases.

Income (Loss) from Continuing Operations:

Pretax Income (loss). The Company recognized income before income taxes of $98.5 million for the quarter ended September 30, 2016 compared with a loss before income taxes of $4.2 million for the same period in 2015. The increase in earnings is primarily due to decreased DD&A, reduced interest expense and reduced transportation costs during the three months ended September 30, 2016 and partially offset by costs associated with the reorganization and decreased revenues as a result of decreased natural gas prices during the three months ended September 30, 2016.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of September 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income (Loss). For the three months ended September 30, 2016, the Company recognized net income of $98.4 million, or $0.64 per diluted share, as compared with a net loss of $3.1 million or -$0.02 per diluted share, for the same period in 2015. The increase in earnings is primarily due to decreased DD&A, reduced interest expense and reduced transportation costs during the three months ended September 30, 2016 and partially offset by costs associated with the reorganization and decreased revenues as a result of decreased natural gas prices and total production during the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Production, Commodity Derivatives and Revenues:

Production. During the nine months ended September 30, 2016, total production decreased slightly by -1% on a gas equivalent basis to 213.5 Bcfe compared to 216.3 Bcfe for the same period in 2015.

Commodity Prices — Natural Gas. Realized natural gas prices decreased 21% to $2.13 per Mcf during the nine months ended September 30, 2016 as compared to $2.68 per Mcf for the same period in 2015. The Company does not currently have any open derivative contracts for natural gas production. During the nine months ended September 30, 2015, the Company’s average price for natural gas including realized gains and losses on commodity derivatives was $3.32 per Mcf.

Commodity Prices — Oil. During the nine months ended September 30, 2016, the average price realization for the Company’s oil was $35.98 per barrel compared with $41.75 per barrel during the same period in 2015. The Company does not currently have any open derivative contracts for oil production.

Revenues. The decrease in average oil and natural gas prices resulted in revenues decreasing to $505.2 million for the nine months ended September 30, 2016 as compared to $649.8 million for the same period in 2015.

Operating Costs and Expenses:

Lease Operating Expense. LOE decreased to $67.2 million during the nine months ended September 30, 2016 compared to $82.5 million during the same period in 2015 largely related to lower costs due to improved efficiencies. On a unit of production basis, LOE costs decreased to $0.31 per Mcfe during the nine months ended September 30, 2016 compared to $0.38 per Mcfe during the same period in 2015.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold the LGS and certain associated real property rights in the Pinedale Anticline in Wyoming and the Company entered into the Lease Agreement. The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. For the nine months ended September 30, 2016, the Company recognized operating lease expense associated with the Lease Agreement of $15.5 million, or $0.07 per Mcfe, as compared to $15.5 million, or $0.07 per Mcfe, for the same period in 2015.

Production Taxes. During the nine months ended September 30, 2016, production taxes were $49.4 million compared to $56.9 million during the same period in 2015, or $0.23 per Mcfe compared to $0.26 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.8% of revenues for the nine months ended September 30, 2016 and 8.8% of revenues for the same period in 2015. The decrease in per unit taxes is primarily attributable to decreased oil and natural gas prices during the nine months ended September 30, 2016 as compared to the same period in 2015.

Gathering Fees. Gathering fees decreased slightly to $65.1 million for the nine months ended September 30, 2016 compared to $65.4 million during the same period in 2015. On a per unit basis, gathering fees remained flat at $0.30 per Mcfe for the nine months ended September 30, 2016 and 2015.

Transportation Charges. Transportation charges decreased to $23.8 million for the nine months ended September 30, 2016 as compared to $62.6 million for the same period in 2015 primarily as a result of the termination of the Rockies Express contract during the second quarter of 2016. See Note 8 for further discussion of the Rockies Express contract.

Depletion, Depreciation and Amortization. DD&A expenses decreased to $93.3 million during the nine months ended September 30, 2016 from $279.8 million for the same period in 2015, primarily attributable to a decreased DD&A rate on a unit of production basis as a result of the ceiling test impairment during the fourth quarter of 2015. On a unit of production basis, the DD&A rate decreased to $0.44 per Mcfe for the nine months ended September 30, 2016 compared to $1.29 per Mcfe for the nine months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased to $7.2 million for the nine months ended September 30, 2016 compared to $10.6 million for the same period in 2015. The decrease in general and administrative expenses is primarily attributable to corporate cost cutting measures. On a per unit basis, general and administrative expenses decreased to $0.03 per Mcfe for the nine months ended September 30, 2016 compared to $0.05 per Mcfe for the nine months ended September 30, 2015.

Other Income and Expenses:

Interest Expense. Interest expense decreased to $66.6 million during the nine months ended September 30, 2016 compared to $128.4 million during the same period in 2015. No interest expense has been recognized subsequent to the petition date of April 29, 2016. (See Note 3).

Litigation Expense. During the nine months ended September 30, 2015, the Company recognized litigation expenses of $4.4 million related to the resolution of litigation matters.

Restructuring Expenses. During the nine months ended September 30, 2016, the Company incurred $7.2 million in costs and fees in connection with its efforts to restructure its debt prior to filing the chapter 11 petitions.

Deferred Gain on Sale of Liquids Gathering System. During the nine months ended September 30, 2016 and 2015, the Company recognized $7.9 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. The Company does not currently have any open commodity derivative contracts. During the nine months ended September 30, 2015, the Company recognized a gain of $42.6 million related to commodity derivatives. Of this total, the Company recognized $127.3 million of realized gain on commodity derivatives. The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss on commodity derivatives of $84.7 million. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $25.3 million for the nine months ended September 30, 2016 are primarily made up of professional fees and a non-cash charge to write-off all of the unamortized debt issuance costs totaling $18.7 million related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

Income (Loss) from Continuing Operations:

Pretax Income (loss). The Company recognized income before income taxes of $90.3 million for the nine months ended September 30, 2016 compared with a loss before income taxes of $6.0 million for the same period in 2015. The increase in earnings is largely due to decreased DD&A, reduced interest expense and reduced transportation costs during the nine months ended September 30, 2016 and partially offset by costs associated with the reorganization and decreased revenues as a result of decreased oil and natural gas prices during the nine months ended September 30, 2016.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of September 30, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income (Loss). For the nine months ended September 30, 2016, the Company recognized net income of $90.6 million, or $0.59 per diluted share, as compared with net loss of $2.6 million, or -$0.02 per diluted share, for the same period in 2015. The increase in earnings is largely due to decreased DD&A, reduced interest expense and reduced transportation costs during the nine months ended September 30, 2016 and partially offset by costs associated with the reorganization and decreased revenues as a result of decreased oil and natural gas prices during the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities, borrowings under the Credit Agreement, proceeds from the issuance of debt and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and declined even further during the first quarter of 2016. The Henry Hub natural gas spot price dropped below $1.65 per MMBtu in March 2016 for the first time in 17 years. Although natural gas prices have improved in recent months, there is still significant volatility in commodity prices and these prices are still lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

As described in Note 1, the filing of the chapter 11 petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the chapter 11 petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the chapter 11 petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

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

Although we have lowered our capital budget as compared to 2015, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $343.5 million of cash on hand as of September 30, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the chapter 11 proceedings for operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt.

The Company does not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the chapter 11 cases, proceed with the confirmation of a chapter 11 plan of reorganization and emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

Going Concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at September 30, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

Investors should review the disclosures and other information, including the risk factors, provided in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016.

Capital Expenditures. For the nine month period ended September 30, 2016, total capital expenditures were $189.5 million. During this period, the Company participated in 78 gross (54.2 net) wells in Wyoming that were drilled to total depth and cased. No wells are scheduled to be drilled in Utah or Pennsylvania during 2016.

2016 Capital Investment Plan. For 2016, our original capital budget was $260.0 million, reflecting the low commodity price environment at the beginning of the year. On April 26, 2016, our Board of Directors approved an increase to our capital budget for 2016 from $260.0 million to $295.0 million. The additional capital in our increased budget will be used to drill additional development wells in Wyoming and to complete some of our uncompleted wells in Utah. We expect to fund our 2016 capital expenditures budget through cash flows from operations and cash on hand.

Other Developments. Trading in the Company’s common stock on the NYSE was suspended on May 3, 2016 and the common stock was delisted. The common stock of the Company currently trades on the OTC Pink marketplace under the symbol “UPLMQ”.

Ultra Resources, Inc.

Bank indebtedness. Ultra Resources, Inc. (“Ultra Resources”), a wholly owned subsidiary of the Company, is a party to the Credit Agreement. Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation, a wholly owned subsidiary of the Company.

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated its obligations under the Credit Agreement. Other events of default are also present with respect to the Credit Agreement, including a failure to make interest payments and, as described below, a failure to deliver annual audited consolidated financial statements without a going concern qualification, a failure to meet the minimum PV-9 ratio covenant and a failure to comply with the consolidated leverage covenant in the Credit Agreement at the end of the first quarter of 2016. The Credit Agreement provides that upon the acceleration of Ultra Resources’ obligations under the Credit Agreement, the outstanding balance of loans extended under the Credit Agreement comes due, unpaid interest accrued as of the time of the acceleration comes due, and any fees or other obligations of the borrower come due. Under the Bankruptcy Code, the creditors under the Credit Agreement are stayed from taking any action against Ultra Resources or any of the other Debtors as a result of the default.

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

Ultra Resources’ filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated its obligations under the MNPA and the Senior Notes. Other events of default are also present with respect to the MNPA, including a failure to comply with the consolidated leverage covenant at the end of the first quarter of 2016 and a failure to make principal and interest payments due under the Ultra Resources’ Senior

Notes. The MNPA provides that upon the acceleration of Ultra Resources’ obligations under the MNPA and the Senior Notes, among other matters, the Senior Notes are deemed to have matured, the unpaid principal balance of the Senior Notes comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable Make-Whole Amount (as determined pursuant to the MNPA) comes due. Under the Bankruptcy Code, the creditors under the Senior Notes are stayed from taking any action against Ultra Resources or any of the other the Debtors as a result of the default.

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

Ultra Petroleum Corp. Senior Notes

The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes (defined below). Additionally, other events of default, including cross-defaults, are present due to the failure to make interest payments and other matters. Under the indentures pursuant to which the 2024 Notes and the 2018 Notes, respectively, were issued, upon the acceleration of the Company’s obligations under the 2024 Notes and the 2018 Notes, among other matters, the 2024 Notes and the 2018 Notes, respectively, are deemed to have matured, the unpaid principal balance of the 2024 Notes and the 2018 Notes, respectively, comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the indentures) comes due. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes are stayed from taking any action against the Debtors as a result of the default.

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

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015 Cash Flow Impact

Operating Activities. During the nine months ended September 30, 2016, net cash provided by operating activities was $170.8 million, a 58% decrease from net cash provided by operating activities of $411.2 million for the same period in 2015. The decrease in net cash provided by operating activities is largely attributable to reduced interest expense and decreased revenues as a result of decreased oil and natural gas price realizations during the nine months ended September 30, 2016 as compared to the same period in 2015 and net changes in working capital.

Investing Activities. During the nine months ended September 30, 2016, net cash used in investing activities was $200.1 million as compared to $405.0 million for the same period in 2015. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities.

Financing Activities. During the nine months ended September 30, 2016, net cash provided by financing activities was $368.7 million compared to $10.5 million for the same period in 2015. The change in net cash provided by financing activities is primarily due to increased borrowings during 2016 related to drawings under the Credit Agreement.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of September 30, 2016.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At September 30, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commodity Derivatives (000’s):	2016	2015	2016	2015
Realized gain on commodity derivatives-natural gas(1)	$—	$45,300	$—	$127,283
Unrealized loss on commodity derivatives(1)	—	(35,910)	—	(84,675)

Total gain on commodity derivatives	$—	$9,390	$—	$42,608

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risks described in the Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016.

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

•

Credit Agreement governing $999,000,000 in outstanding principal amount, dated as of October 6, 2011, between Ultra Resources, Inc. (a wholly owned subsidiary of the Company) and a syndicate of banks led by J.P. Morgan Chase Bank N.A.; and,

•

Master Note Purchase Agreement governing $1,460,000,000 in outstanding aggregate principal amount of senior notes due 2016 through 2025, dated as of March 6, 2008, between Ultra Resources, Inc. (a wholly owned subsidiary of the Company) and various parties, as supplemented by that certain First Supplement to Master Note Purchase Agreement, dated as of March 5, 2009; Second Supplement to Master Note Purchase Agreement, dated as of January 28, 2010; and Third Supplement to Master Note Purchase Agreement, dated as of October 12, 2010.

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

Date: October 27, 2016

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and
Chief Financial Officer

Date: October 27, 2016

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