Form 10-K
period 2016-12-31
ULTRA PETROLEUM CORP
filed 2017-02-22
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐        NO  ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $269,948,228 as of June 30, 2016 (based on the last reported sales price of $1.76 of such stock on the OTC on such date).

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 15, 2017 was 153,418,041.

Documents incorporated by reference: The definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, is incorporated by reference in Part III of this Form 10-K.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.ultrapetroleum.com. To access the Company’s SEC filings, select “SEC Filings” under the Investors tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to Ultra Petroleum Corp., Director, Investor Relations, 400 N. Sam Houston Pkwy. E., Suite 1200, Houston, TX 77060, (281) 876-0120. Any materials that the Company has filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company. The SEC’s website address is www.sec.gov.

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

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors”. In addition, our assets, liabilities, including our capital structure, shareholders, officers and/or directors could change materially because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Annual Report on Form 10-K may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

Oil and Gas Properties Overview —

Principal Operating Areas

Ultra’s operations in southwest Wyoming have historically focused on developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin. The Company targets sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of the Lance formation at depths between approximately 8,000 and 12,000 feet and the Mesaverde formation at depths between approximately 12,000 and 14,000 feet. As of December 31, 2016, Ultra owned interests in approximately 105,000 gross (69,000 net) acres in Wyoming covering approximately 190 square miles.

The Company’s operations in the Uinta Basin in Utah have focused on developing its oil-producing properties and undeveloped acreage covering approximately 8,000 net acres. The primary geologic target is the Eocene aged Green River formation found between subsurface depths of approximately 4,000 and 7,500 feet.

Ultra’s operations in north-central Pennsylvania have focused on its position in the Devonian aged Marcellus Shale and other horizons at depths between approximately 4,500 and 8,500 feet. The Company’s assets are located predominantly in Lycoming, Clinton and Centre counties. At December 31, 2016, the Company owned interests in approximately 144,000 gross (72,000 net) acres in Pennsylvania.

Mission and Strategy

Our overall strategy is as follows:

•	Restructure the balance sheet through in-court process to provide financial strength and flexibility to develop existing assets and pursue new opportunities;

•	Develop an additional 11 Tcfe of resource from existing, self-funding assets over the next twenty years;

•	Maintain cost leadership status and continue to drive efficiencies and cost reductions through commodity price cycles while maintaining strict safety and environmental standards;

•	Improve cash flow visibility by hedging up to 50% of volumes annually to manage commodity price risks and provide cash flow predictability;

•	Maintain an entrepreneurial work environment to attract high-quality employees that are competitively rewarded for excellent performance

Exploration and Production

As of December 31, 2016, the Company did not include estimated proved undeveloped reserves (“PUD”) with respect to any of its properties due to uncertainty regarding its ability to continue as a going concern and the availability of capital that would be required to develop the PUD reserves. The Company previously reported estimated PUD reserves in SEC filings, and, if in the future we can satisfy the reasonable certainty criteria for recording PUD reserves as prescribed under the SEC requirements, we would likely report estimated PUD reserves in future filings.

Green River Basin, Wyoming

During 2016, the Company participated in the drilling of 120 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells. The Company’s operated well costs declined from an annual average of $3.8 million per well during 2014 to $2.7 million per well average during 2016. The reduction in costs is attributable to drilling efficiencies and service cost reductions. The Company operates 86% of its production in the Pinedale field.

During 2017, the Company plans, based on the availability of capital, to continue developing its position in the Pinedale field, and will continue to target tight gas sands of the Lance Pool. All of the Company’s drilling activity is conducted utilizing its extensive geological and geophysical data set. This data set is used to map potentially productive intervals, to refine areas of drilling focus, to identify areas for future extension of the Lance fairway and to identify deeper objectives that may warrant drilling.

Utah

During 2016, the Company did not drill any wells on the Uinta Basin properties. Due to decreased oil prices, the Company suspended completion operations in January 2015 and drilling operations in May 2015. With some improvement in oil prices in 2016, the Company decided to complete 12 of its Drilled But Uncompleted (“DUC”) wells in Utah as Lower Green River producers. Another DUC well was completed as an injector as part of a second waterflood pilot. At December 31, 2016, the company had 9 wells drilled but not completed in inventory. Ultra is the sole operator of the properties with a 100% working interest. At the end of 2016, approximately 83% of the Company’s gross acreage holdings in Utah were held by production.

During 2017, Ultra will continue to monitor oil prices and expected returns from its remaining inventory of locations in Utah. Should conditions warrant investment, the Company may resume drilling in the near term. The Company plans to continue the waterflood pilots and may expand the scope of that effort should pilot performance and oil price conditions show additional improvement.

Pennsylvania

During 2016, the Company did not drill any wells on its Pennsylvania properties. At the end of 2016, approximately 99% of the Company’s gross acreage holdings in Pennsylvania were held by production. During 2017, the Company does not plan to drill any wells in Pennsylvania.

Marketing and Pricing

Overview

Ultra derives its revenues from the sale of its natural gas and associated condensate produced from wells operated by the Company in the Green River Basin in southwest Wyoming, from the sale of natural gas produced from wells operated by others in the Appalachian Basin in Pennsylvania and from the sale of crude oil and natural gas from wells operated by the Company in the Uinta Basin of Utah. During 2016, 94% of the Company’s production and 85% of its revenues were attributable to natural gas, with the balance attributable to associated condensate and crude oil.

The Company’s natural gas revenues are determined by prevailing natural gas market prices in the Rocky Mountain region of the United States, specifically, southwest Wyoming, and by natural gas market prices in the Eastern region of the United States. The Company’s oil revenues are determined by prevailing oil and condensate prices in the Rocky Mountain region of the United States.

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

Midstream services.    For its natural gas production in Wyoming, the Company has entered into various gathering and processing agreements with several midstream service providers that gather, compress and process natural gas owned or controlled by the Company from its producing wells in the Pinedale Anticline and Jonah fields. Recently, the Company was able to renegotiate its processing contracts with processors of a majority of the Company’s production in Wyoming. Under these agreements, the midstream service providers continue to expand their facilities’ capacities in southwest Wyoming to accommodate growing volumes from wells in which the Company owns an interest. The Company believes that the capacity of the midstream infrastructure related to its production will continue to be adequate to allow it to sell essentially all of its available natural gas production.

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

The table below provides a historical and future perspective on average annual basis differentials for Wyoming natural gas (NW Rockies) and historically premium markets in the Northeast (Appalachia). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report and Bloomberg on December 31, 2016.

	2013	2014	2015	2016	2017	2018	2019
NW Pipeline Corp. — Rocky Mountains	96%	96%	93%	91%	93%	91%	90%
Dominion Transmission Inc — Appalachia	94%	74%	54%	56%	67%	71%	76%

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

Utah.    The Company’s properties in the Uinta Basin produce what is typically referred to as Black Wax Crude which is considered a medium grade of crude oil. This oil is marketed through short-term or long-term contracts with refiners in the Salt Lake City, Utah area. The price for the Company’s crude oil production is typically based off of NYMEX pricing for West Texas Intermediate Crude Oil or from a posting for Black Wax Crude in the Uinta Basin, less a negotiated location/transportation discount or differential.

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

The Company’s hedging policy limits the volumes hedged to not more than 50% of its forecast production without Board approval. During 2016, the Company did not have any open hedge positions. During 2015 and 2014, the quantities that the Company hedged for the succeeding twelve month periods represented 62% and 51%, respectively, of the Company’s forecasted production for such periods. Where the Company hedged more than 50% of its forecast production, Ultra’s board approved hedges of greater than 50% of the Company’s forecast production for each respective period. (See Note 7 for additional information).

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2016, the Company had one single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies are described in Note 12. The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2016.

Regulatory Matters

The Company’s oil and gas operations are subject to a number of regulations. Governing agencies may include one or more of the following levels: Federal, Regional, State, County, Municipality, Tribal or other public entities. In general, the purposes of these regulations are to prevent waste of oil and natural gas resources, protect the rights of surface and mineral owners, regulate interstate transportation of oil and gas, and to govern environmental quality. Common forms of regulations may include:

•	Notification to stakeholders of proposed and ongoing operations;

•	Nondiscrimination statutes;

•	Royalty and related valuation requirements;

•	On-site security and bonding requirements;

•	Location and density of drilling;

•	Method of drilling, completing and operating wells;

•	Measurement and reporting of oil and gas;

•	Rates, terms and conditions applicable to the interstate transportation of oil and gas;

•	Production, severance and ad valorem taxes;

•	Management of produced water and waste;

•	Surface use, reclamation and plugging and abandonment of wells.

A significant portion of the Company’s operations are located on federal lands in the Pinedale and Jonah Fields of Sublette County, Wyoming. The development activities in these fields are subject to the regulation of the U.S. Bureau of Land Management (“BLM”) which is responsible for governing their surface and mineral rights and regulating certain development activities in these fields. As required under the National Environmental Policy Act (“NEPA”), an Environmental Impact Statement (“EIS”) was prepared to quantify and address potential impacts of natural gas development in both the Pinedale and Jonah fields. In March 2006, the BLM issued its Record of Decision (“ROD”) which provides broad authorization for the development activities currently occurring in the Jonah Area. In September 2008, the BLM issued its ROD that currently governs the development activities in the Pinedale Area. In addition to the overarching authorizations provided by the Jonah and Pinedale RODs, BLM issues site-specific authorizations such as rights of way and permits to drill on an ongoing basis.

The Pinedale ROD includes some significant components to ensure the orderly and responsible development of natural gas concurrent to minimizing the environmental impact. Some of these components include:

•	Year-round operations on multi-wells pads;

•	Liquid gathering systems to reduce truck traffic and minimize impacts to air quality and wildlife;

•	Monitoring of key wildlife species and mitigation of monitored impacts;

•	Advanced emission reductions including best practices such as controlled drill rigs;

•	Spatial progression of development to address specific surface and wildlife issues;

•	Annual meeting and long range planning requirements to allow for socioeconomic predictability;

•	Adaptive Management to consider current and changing conditions and facilitate common-sense solutions;

•	Suspension of flank acreage until core acreage is developed and returned to a functioning habitat.

While the majority of the Company’s operations in Wyoming are covered by the Pinedale ROD, provisions of the Jonah ROD similarly ensure responsible and orderly development of the Jonah field while minimizing the environmental impact:

•	Annual reporting and long range planning requirements to allow for planned mitigation and socioeconomic predictability;

•	Emission reduction report to ensure air quality goals are met;

•	Annual water well monitoring reports;

•	Flareless-completion technology to reduce noise, visual impacts and air emissions.

The State of Wyoming maintains governance over some of the more traditional state-regulated matters such as individual well drilling permits, spacing and pooling, wellbore construction, as well as its own regulations on safety and environmental matters. The Wyoming Oil and Gas Conservation Commission (“WOGCC”) has authorized drilling density up to 1 well per 5 acres in the Pinedale field and up to 1 well per 10 acres in the Jonah field.

Regulations are well documented and the Company believes that it is substantially in compliance with current applicable laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. However, changes to certain existing regulations are beyond the control of the Company and could introduce uncertainty and additional costs. Please see Section 1A: Risk Factors for additional information.

Mineral Leasing Act

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

Environmental and Occupational Safety and Health Matters

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

Environmental Regulations

General.    The Company’s exploration, drilling and production activities from wells and oil and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to numerous stringent federal, state and local laws and regulations relating to environmental quality, including those relating to oil spills and pollution control. These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. The U.S. Environmental Protection Agency (“EPA”) has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2017-2019 and as a general matter, the oil and gas exploration and production industry has been and continues to be the subject of increasing scrutiny and regulation by environmental authorities.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties and the imposition of injunctive relief. Accidental releases or spills may occur in the course of our operations, and we cannot be sure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. However, it is anticipated that, absent the occurrence of an extraordinary event, compliance with these laws and regulations will not have a material effect upon the Company’s operations, capital expenditures, earnings or competitive position.

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

Although oil and gas wastes generally are exempt from regulation as hazardous wastes (“Hazardous Wastes”) under the federal Resource Conservation and Recovery Act (“RCRA”) and some comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA and state analogs. The EPA and various state agencies have limited the disposal options for certain wastes, including Hazardous Wastes and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. For example, in May 2016, several environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia that seeks to compel the EPA to review and, if necessary, revise its regulations regarding existing exemptions for exploration and production related wastes. Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

In addition, current and future regulations governing the handling and disposal of Naturally Occurring Radioactive Materials (“NORM”) may affect our operations. For example, the Pennsylvania Department of Environmental Protection has asked operators to identify technologically enhanced NORM (“TENORM”) in their processes, such as hydraulic fracturing sand. Local landfills only accept such waste when it meets their TENORM permit standards. As a result, we may have to locate out-of-state landfills to accept TENORM waste, potentially increasing our disposal costs.

Hydraulic Fracturing.    Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. Hydraulic fracturing activities are typically regulated by state oil and gas commissions. The EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the federal Safe Drinking Water Act (“SDWA”) involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Congress has periodically considered legislation to amend the SDWA to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing (except where diesel is a component of the fracturing fluid) and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of federal legislation, if adopted, could lead to additional regulation and permitting requirements that could result in operational delays making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operating costs.

In addition, the EPA has issued guidance regarding federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in December 2016 EPA released its final report on a wide ranging study on the effects of hydraulic fracturing resources. While no widespread impacts from hydraulic fracturing were found, EPA identified a number of activities and factors that may have increased risk for future impacts. This study and the EPA’s enforcement initiative for the energy extraction sector could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In addition, some states, including Wyoming, Pennsylvania, Utah, and Colorado, have adopted, and other states are considering adopting, regulations that require disclosure of the chemicals in the fluids used in hydraulic fracturing or well stimulation operations. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some case impose a moratorium on hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding permitting, casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. For example, the Pennsylvania Supreme Court has limited the state’s ability to limit such ordinances at and strengthened the ability of municipalities to enact local ordinances regulating drilling activities. Although none of the Company’s properties are in jurisdictions where the moratoria have been imposed, it is possible the jurisdictions where the Company’s properties are located may adopt such limits or other limits on hydraulic fracturing in the future. The BLM finalized regulations for hydraulic fracturing activities on federal lands in March 2015, though a preliminary injunction was issued in June 2015 prior to implementation. In June 2016, a U.S. District Court judge ruled that the BLM has no authority to regulate hydraulic fracturing. ugh a Federal District Court . Further, the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing.

Superfund.    Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, liability, generally, is joint and several for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRP”), include current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to releases and threats of releases to protect the public health or the environment and to seek to recover from the PRP the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, adulterated petroleum products containing other Hazardous Substances have been treated as Hazardous Substances in the past, and the Company has generated and will generate wastes that fall within CERCLA’s definition of Hazardous Substances. The Company may also be an owner or operator of facilities on which Hazardous Substances have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages, as a past or present owner or operator or as an arranger. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us on or under other locations where such wastes have been taken for disposal. In addition, a portion of these properties may have been operated by third parties whose treatment and disposal or release of wastes was not under our control. Many states have comparable laws imposing liability on similar classes of persons for releases, including for releases of materials that may not be included in CERCLA’s definition of Hazardous Substances. To its knowledge, the Company has not been named a PRP under CERCLA (or any comparable state law) nor have any prior owners or operators of its properties been named as PRPs related to their ownership or operation of such property.

National Environmental Policy Act.    The federal National Environmental Policy Act provides that, for federal actions significantly affecting the quality of the human environment, the federal agency taking such action must prepare an Environmental Assessment (“EA”) or an environmental impact statement (EIS). In the EIS, the agency is required to evaluate alternatives to the proposed action and the environmental impacts of the proposed action and of such alternatives. Actions of the Company, such as drilling on federal lands, to the extent the drilling requires federal approval, may trigger the requirements of the National Environmental Policy Act, including the requirement that an EA or EIS be prepared. The requirements of the National Environmental Policy Act may result in increased costs, significant delays and the imposition of restrictions or obligations on the Company’s activities, including but not limited to the restricting or prohibiting of drilling.

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

Clean Air Act.    The Clean Air Act (“CAA)” regulates emissions of pollutants from stationary and mobile sources and establishes National Ambient Air Quality Standards (“NAAQS”) for pollutants of concern. The CAA directs states to develop state implementation plans to achieve these standards and gives the primary role of enforcing this plans to the states. Federal and state laws generally require new and modified sources of air pollutants to obtain permits prior to commencing construction, which may require, among other things, stringent, technical controls. Administrative agencies can bring actions for failure to comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, which may result in fines, injunctive relief and imprisonment.

The New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs under the Clean Air Act (“CAA”) impose specific requirements under both programs for compressors, controllers, dehydrators, storage tanks, natural gas processing plants, completions and certain other equipment. Periodic review and revision of these rules by federal and state agencies may require changes to our operations, including possible installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business.

In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector. The EPA announced in March 2016 that it also intends to reduce methane emissions for existing sources, with a proposed rule expected in 2017. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. Several states, including Colorado and Pennsylvania, are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. The EPA has also adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development, which costs could be significant.

Clean Water Act.    The Clean Water Act (“CWA”) and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the Clean Water Act, permits must be obtained for the discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit. In addition, the EPA and the Army Corps of Engineers (“Corps”) released a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which went into effect in August 2015. In October 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the WOTUS rule nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Those regulations will be implemented as they were prior to the effective date of the new WOTUS rule. The WOTUS rule could significantly expand federal control of land and water resources across the U.S., triggering substantial additional permitting and regulatory requirements.

Also, in August 2016, the EPA finalized new wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater to publicly-owned treatment works, permitting several years until compliance will be enforced. This pending restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

Endangered Species Act.    The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, and special protections are provided to bald and golden eagles under the Bald and Golden Eagle Protection Act. The Company conducts operations on federal and other oil and natural gas leases that have species, such as raptors, that are listed and species, such as sage grouse, that could be listed as threatened or endangered under the ESA. On February 11, 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues its six-year effort to make listing decisions and critical habitat designations where necessary for over 250 species before the end of the agency’s 2017 fiscal year, as required under a 2011 settlement approved by the U.S. District Court for the

District of Columbia, and many hundreds of additional anticipated listing decisions have already been identified beyond those recognized in the 2011 settlement. A small portion of the lands operated by the Company in Utah have been designated on behalf of the hookless cactus, but the Company does not expect this designation to interfere with development of the properties. If the Company were to have other portions of its leases designated as critical or suitable habitat for the hookless cactus or any other protected species, it may adversely impact the value of the affected leases.

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

The EPA has also adopted regulations that seek to reduce GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan rules, which seek to reduce carbon dioxide emissions from power plants by 32 percent from 2005 levels by 2030; however, on February 9, 2016, the U.S. Supreme Court stayed the implementation of the plan while it is being challenged in court. Furthermore, in May 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rule includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.

In addition to possible federal regulation, the U.S. is a party to the Paris Agreement adopted in December 2015, which aims to reduce global greenhouse emissions. Further, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These or other potential federal and state initiatives may result in so-called cap-and-trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Company incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. These regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Company produces.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by our customers or otherwise cause us to incur significant costs in preparing for or responding to those effects.

Worker Safety.    The Occupational Safety and Health Act (“OSHA”) and analogous state laws regulate the protection of the safety and health of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects of our operations. Failure to comply with OSHA requirements can lead to the imposition of penalties. In December 2015, the U.S. Departments of Justice and Labor announced a plan to more frequently and effectively prosecute worker health and safety violations, including enhanced penalties.

The Company believes that it is in substantial compliance with current applicable environmental and occupational health and safety laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Employees

As of December  31, 2016, the Company had 166 full-time employees, including officers.

Item 1A.     Risk Factors.

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

In addition, so long as the chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the chapter 11 proceeding. The chapter 11 cases may also require us to seek debtor-in-possession financing to fund operations, although we do not plan to obtain debtor-in-possession financing at this time. If we are required to seek but are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the debtor could become further devalued or become worthless.

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

In addition, at the outset of the chapter 11 proceedings, the Bankruptcy Code gives the debtor the exclusive right to file and solicit acceptance of the Plan and prohibits creditors, equity security holders and others from filing or soliciting a plan for a certain period of time. To date, we have retained the exclusive right to propose the Plan and solicit acceptances thereof. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

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

During the chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments and may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.

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

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have U.S. federal net operating loss carryforwards of approximately $1.2 billion as of December 31, 2016. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation on the amount of federal income tax net operating loss carry-forwards existing prior to the change that it could utilize to offset its taxable income in any future taxable year to an amount generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our substantial federal income tax net operating loss carry-forwards in the future. There can be no assurance that we will be able to utilize our federal income tax net operating loss carry-forwards to offset future taxable income.

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

Federal and state laws require bonds or cash deposits to secure our obligations with respect to various parts of our operations. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including: (i) our failure to comply with rules and regulations of Federal and state governmental agencies, including the United States Bureau of Land Management, (ii) the lack of availability of bonding, higher expense or unfavorable market terms of new bonds; (iii) and the exercise by third-party bond issuers of their right to refuse to renew the bonds. If we fail to maintain required bonds, our production may significantly decrease, which would significantly decrease our already constrained cash flow.

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

Natural gas comprised approximately 94% of our total production for the year ended December 31, 2016 and represented 92% of our total proved reserves as of December 31, 2016. Historically, natural gas prices have been highly volatile, including in the Rocky Mountain region of the United States where the vast majority of our natural gas is produced. Prices have been affected by actions of federal, state and local governments and agencies, foreign governments, national and international economic and political conditions, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, proximity and capacity of gas pipelines and other transportation facilities, the price and availability of equipment, materials and personnel to conduct operations, and the price and availability of alternative fuels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas. Any substantial or extended decline in the price of natural gas will have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity, and lower proved reserves. Price volatility also makes it difficult to budget for and project the return on potential acquisitions and development and exploration projects, and sustained lower gas prices have caused and may, in the future continue to cause, us or the operators of properties in which we have ownership interests to curtail projects and limit or suspend drilling, completion or even production activities.

Crude oil comprised approximately 6% of our total production for the year ended December 31, 2016 and represented 5% of our total proved reserves as of December 31, 2016. Crude oil prices declined substantially from late 2014 through early 2016 and have remained low during the first months of 2017 despite a modest recovery. In the future, crude oil prices may remain at current levels or fall to lower levels. If crude oil prices remain at current levels or fall to lower levels, this will adversely affect our crude oil operations and our financial condition. Most of the production from our Uinta Basin properties is crude oil. At current oil prices, it is not profitable for us to drill and complete new wells on our Uinta Basin properties.

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

The price we receive for our oil and natural gas heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. The spot natural gas prices during 2016 ranged from a high of $3.99 to a low of $1.61 per MMBtu and the spot oil prices during 2016 ranged from a high of $54.51 to a low of $26.05 per Bbl. Thus far in 2017, commodity prices have continued to be depressed and volatile, with spot natural gas prices ranging from a high of $3.57 to a low of $2.89 per MMBtu and the spot oil prices ranging from a high of $55.24 to a low of $50.71 per Bbl through February 15, 2017. These markets will likely continue to be volatile in the future.

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

Compliance with environmental and occupational safety and health laws and other government regulations could be costly and could negatively impact our production.

Our operations are subject to numerous and complex laws and regulations relating to environmental and occupational protection. These laws and regulations, which are continuously being reviewed for amendment and/or expansion, may:

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

Under these laws and regulations or under the common law, we could be liable for personal injury and clean-up costs and other environmental, natural resource and property damages, as well as administrative, civil and criminal penalties or injunctions. Failure to comply with these laws and regulations could also result in the occurrence of delays or restrictions in permitting or performance of projects, or the issuance of orders and injunctions limiting or preventing operations relating to our properties in some areas. Under certain environmental laws and regulations, an owner or operator of our properties could be subject to strict, joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination, regardless of whether the owner or operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled or facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, to seek damages for contamination or for personal injury or property damage. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of environmental damages.

We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine emissions, greenhouse gases and hydraulic fracturing. Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal, emission or discharge requirements could require significant expenditures by Ultra or other operators of the properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of Ultra or such other operators. Increased scrutiny of the oil and natural gas industry may occur as a result of EPA’s FY2017-2019 National Enforcement Initiatives, through which EPA will purportedly address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.

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

In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector. The EPA announced in March 2016 that it also intends to reduce methane emissions for existing sources, with a proposed rule expected in 2017. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. Several states, including Colorado and Pennsylvania, are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category.

In addition, the United States Congress has considered legislation to reduce emissions of GHGs and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions. The cost of these allowances could escalate significantly over time. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Potential physical effects of climate change could adversely affect our operations and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations, including the hydraulic fracturing of our wells, have the potential to be adversely affected. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions; however, EPA has taken certain actions with respect to regulating hydraulic fracturing. For example, EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued CAA final regulations in 2012 and additional CAA regulations in May 2016 governing performance standards for the oil and natural gas industry; issued in June 2016 final effluent limitations guidelines under the CWA that waste water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, the U.S. District Court of Wyoming struck down this rule in June 2016; the ruling is currently on appeal before the U.S. Tenth Circuit Court of Appeals. The BLM also issued new rules in November 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands.

From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Wyoming has adopted regulations requiring producers to provide detailed information about wells they hydraulically fracture in that state. Some states have adopted or are considering adopting regulations requiring disclosure of chemicals in fluids used in hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities and adversely affect our operations and financial condition.

Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results. President Trump and House Republicans have each promised comprehensive U.S. tax reform. Although we cannot predict the details or scope of such tax reform, general policy proposals from the President and Congress suggest such reform could, for instance, impose a new tax on hydrocarbon production and disallow deductions for net interest expenses, depletion, intangible drilling and development costs and U.S. production manufacturing activities. Other proposals for reform have included other items that would be beneficial for us, for instance, immediate expensing of capital costs. If tax reform is enacted that reduces or eliminates provisions of the tax laws and regulations that allow us to reduce our taxes, whether by deducting expenses or otherwise without providing offsetting benefits, any such reform could have a material adverse effect on our business, results of operations and liquidity.

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

We expect to use our cash from operations and cash on hand to fund our capital budget during 2017. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for information about our liquidity, available cash on hand, and the status of the Credit Agreement. We previously borrowed substantially all of the funds available to us under the Credit Agreement.

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

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Except for statements of historical facts, all statements included in this document, including those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. The Company can give no assurances that the assumptions upon which such forward-looking statements are based will prove to be correct.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming, Utah, and Pennsylvania. In Colorado, the Company owns oil and natural gas leases as well as fee oil and gas rights. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. In Pennsylvania, the leases are from private individuals and companies, as well as from the Commonwealth of Pennsylvania. The leases in Utah are from private individuals and companies, the State of Utah, and the federal government with primary lease terms ranging from five to ten years until the establishment of production. In 2014, the Company sold the surface rights to its undeveloped acreage in Colorado Springs, Colorado while retaining the oil and gas rights. The Company has no immediate plans for further exploration in Colorado during 2017.

As of December 31, 2016, the Company did not include estimated proved undeveloped reserves with respect to any of its properties because of the going concern assessment that prevents the reasonable certainty of a development plan as required by the SEC. The Company previously reported estimated PUD reserves in SEC filings, and, if in the future we can satisfy the reasonable certainty criteria for recording PUD reserves as prescribed under the SEC requirements, we would likely report estimated PUD reserves in future filings.

Green River Basin, Wyoming

As of December 31, 2016, the Company owned oil and natural gas leases totaling approximately 105,000 gross (69,000 net) acres in southwest Wyoming’s Green River Basin. Most of this acreage covers the Pinedale and Jonah fields. Of the total acreage position in Wyoming and as of December 31, 2016, approximately 35,000 gross (23,000 net) acres were developed, and 70,000 gross (46,000 net) acres were undeveloped. The developed portion represents 61% of the Company’s total developed net acreage while the undeveloped portion represents approximately 41% of the Company’s total undeveloped net acreage. The Company operates 90% of its acreage position in the Pinedale field and 86% of its production.

Lease maintenance costs in Wyoming were approximately $0.5 million for the year ended December 31, 2016. The Company currently owns 73 leases totaling 80,000 gross (53,000 net) acres that are held by production and activities (“HBP”). The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.    During 2016, the Company did not participate in the drilling of any productive development wells on the Green River Basin properties. At year-end 2016, there were no development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth. Ultra defines “Development Wells” as wells that were drilled in the current year that were proved undeveloped locations in the prior year’s reserve report. As Ultra did not report proved undeveloped reserves at December 31, 2015, fewer wells are considered “Development Wells” at December 31, 2016, than in prior annual reports.

Exploratory Wells.    During 2016, the Company participated in the drilling of a total of 94 gross (68.6 net) productive exploratory wells on the Green River Basin properties. At December 31, 2016, there was 26 gross (20.1 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end. Ultra defines “Exploratory Wells” as wells that were drilled in the current year that were not proved undeveloped locations in the prior year’s reserve report. As Ultra did not report proved undeveloped reserves at December 31, 2015, more wells are considered “Exploratory Wells” at December 31, 2016 than in prior annual reports.

Seismic Activity.    The Company owns 492 square miles of 3D seismic data in Wyoming which, when overlap is subtracted, covers 415 square miles. The data consists of both proprietary data and data licensed from independent seismic contractors, and provides coverage over the entire productive areas of Pinedale and Jonah fields. During 2016, the Company completed a project to merge the various data sets and reprocess the entire volume.

Uinta Basin, Utah

As of December 31, 2016, the Company owned oil and natural gas leases covering 9,000 gross (8,000 net) acres in the Uinta Basin. This acreage is located in Uintah County in the eastern portion of the Uinta Basin. As of December 31, 2016, approximately 5,000 gross (5,000 net) acres were developed, and 4,000 gross (3,000 net) acres were undeveloped. The developed portion represents 13% of the Company’s total developed net acreage position while the undeveloped portion represents 3% of the Company’s total undeveloped net acreage position. The Company operates 100% of the properties.

Lease maintenance costs in Utah for the year ended December 31, 2016 were approximately $0.1 million. The Company owns approximately 7,000 gross (7,000 net) acres currently held by production or activities in Utah.

Development Wells.    During 2016, the Company completed 13 gross (13.0 net) productive development wells on the Utah properties. These wells were drilled in 2015. At December 31, 2016, there were no development wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During 2016, the Company did not participate in the drilling of any exploratory wells on the Utah properties. At December 31, 2016, there were no exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth.

Waterflood.    In 2016, the Company continued implementing its first waterflood pilot and initiated a second pilot.

Seismic Activity.    The Company’s 3D seismic coverage in Utah covers approximately 27 square miles, partially covering its properties.

Pennsylvania

As of December 31, 2016, the Company owned oil and gas leases covering 144,000 gross (72,000 net) acres in the Pennsylvania portion of the Appalachian Basin. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Lycoming, Clinton and Centre counties. Of the total acreage position as of December 31, 2016, approximately 19,000 gross (10,000 net) acres were developed, and 125,000 gross (62,000 net) acres were undeveloped. The Company’s properties in Pennsylvania are outside operated.

Lease maintenance costs in Pennsylvania were approximately $0.1 million for the year ended December 31, 2016. The Company owns approximately 143,000 gross (71,000 net) acres currently held by production or activities in Pennsylvania.

Development Wells.    During 2016, the Company did not participate in the drilling of any development wells on the Pennsylvania properties. At year-end 2016, there were no additional development wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.    During the year ended December 31, 2016, the Company did not participate in the drilling of any exploratory wells on the Pennsylvania properties. At December 31, 2016, there were no exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2016, 2015, and 2014. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2016, 2015 and 2014. During 2014, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017. These contracts provide for an annual election to process NGLs; the Company elected not to process NGLs in 2017.

The Company’s internal controls for booking proved undeveloped reserves include testing whether the Company has the financial capability to execute PUD drilling. This year, because substantial doubt exists about our ability to continue as a going concern within one year after our December 31, 2016 financial statements are issued, the Company lacks the required degree of certainty of our ability to fund the five-year development program. As a result of our inability to meet the reasonable certainty criteria for recording proved undeveloped reserves as prescribed under the SEC requirements, we did not book any PUD reserves in the December 31, 2016 reserve report. As of February 22, 2017, we are running five rigs in the Pinedale field (four operated, one non-operated) utilizing cash from operations and cash on hand, and, subject to available capital, we intend to continue drilling and completing wells during 2017.

	December 31,
	2016	2015	2014
	($ amounts in thousands, except per unit data)
Proved Developed Reserves
Natural gas (MMcf)	2,321,613	2,336,280	2,245,004
Oil (MBbl)	21,475	22,175	28,481
Natural gas liquids (MBbl)	9,903	9,840	9,118
Proved Undeveloped Reserves
Natural gas (MMcf)	—	—	2,586,190
Oil (MBbl)	—	—	39,285
Natural gas liquids (MBbl)	—	—	12,875
Total Proved Reserves (MMcfe)(1)	2,509,881	2,528,370	5,369,748
Estimated future net cash flows, before income tax	$2,791,229	$2,946,982	$14,844,349
Standardized measure of discounted future net cash flows, before income taxes(2)	$1,690,946	$1,865,649	$7,097,359
Future income tax	$—	$—	$1,863,876
Standardized measure of discounted future net cash flows, after income tax	$1,690,946	$1,865,649	$5,233,483
Calculated average price(3)
Gas ($/Mcf)	$2.07	$2.21	$4.32
Oil ($/Bbl)	$37.90	$42.36	$80.62
NGLs ($/Bbl)	$19.17	$20.61	$46.27

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

(3)

As prescribed by SEC rules, our reserve estimates at December 31, 2016, 2015 and 2014, reflect spot prices based on the average of the beginning of the month prices during the 12-month period before the ending date of the period covered by this report determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2016, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Proved Undeveloped Reserves

As of December 31, 2016 and 2015, the Company did not include PUD reserves in its total proved reserve estimates due to uncertainty regarding its ability to continue as a going concern and the availability of capital that would be required to develop the PUD reserves.

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

In addition, as a part of our internal controls for determining a plan to develop our proved reserves each year, we consider whether we have the financial capability to develop proved undeveloped reserves. This year, because substantial doubt exists about our ability to continue as a going concern, we lack the required degree of certainty that we have the ability to fund a development plan. Therefore, as of December 31, 2016, we did not book any PUD reserves. As of February 22, 2017, the Company has 5 rigs running in the Pinedale field (4 operated, 1 non-operated) and, subject to available capital, intends to continue drilling and completing wells. We expect to report PUD reserves in future filings if we determine that we have the financial capability to execute a development plan.

Conversions:    At December 31, 2015 the Company did not book any PUD reserves and accordingly there were no conversions of PUD reserves in 2016.

Additions/Extensions:    At December 31, 2016 and 2015, the Company did not book any PUD reserves. Accordingly, there were no additions or extensions to the PUD reserve category.

Revisions:    At December 31, 2015, the Company did not book any PUD reserves and accordingly there were no revisions to PUD reserves booked during the prior period.

Transfers:    At December 31, 2016, the Company did not transfer any reserves to unproven categories, since we did not book any PUD reserves during the prior period.

Internal Controls Over Reserve Estimating Process

Our policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering, a Masters of Business Administration and is a licensed Professional Engineer with over 15 years of experience.

The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation as well as ultimate approval of our capital budget and review of our development plan by our senior management and Board of Directors. The development plan underlying the Company’s PUD reserves, if any, is further subject to internal controls, including a comparison of future development costs to historical expenditures as well as our future development plan and financial capabilities, and an evaluation of the estimated profitability of each location at the time the report is prepared. The development plan underlying the Company’s proved undeveloped reserves, adopted every year by senior management, is based on the best information available at the time of adoption. As factors such as commodity price, service costs, performance data, and asset mix are subject to change, the Company occasionally revises its development plan. Development plan revisions include deferrals, removals, and substitutions of previously scheduled PUD reserve locations. These occasional changes achieve the purpose of maximizing profitability and are in the best interest of the Company’s shareholders.

The estimates of proved reserves and future net revenue as of December 31, 2016 are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the years ended December 31, 2016, 2015 and 2014 in this annual report. For the year ended December 31, 2013, the Company engaged NSAI to prepare the reserve estimates for all of the Company’s assets in Wyoming and Pennsylvania in this annual report. Due to the timing of the closing of the acquisition in Utah in December 2013 relative to the timing of preparing annual corporate reserves, the Company’s Reservoir Engineering Department prepared the proved reserve estimates for its Utah assets for the year ended December 31, 2013, which were prepared in accordance with the Company’s internal controls and SEC regulations and represented less than 2% of estimated proved reserves as of December 31, 2013.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F 2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Sean A. Martin and Mr. Philip R. Hodgson. Mr. Martin, a Licensed Professional Engineer in the State of Texas (No. 125354), has been practicing consulting petroleum engineering at NSAI since 2014 and has over 7 years of prior industry experience. He graduated from graduated from University of Florida in 2007 with a Bachelor of Science Degree in Chemical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 14 years of prior industry experience. He graduated from University of Illinois in 1982 with a

Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2016	2015	2014
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	264,278	268,954	228,517
Oil (Bbl)	2,912	3,533	3,409

Total (Mcfe)	281,748	290,146	248,971
Revenues
Natural gas sales	$609,756	$696,730	$969,850
Oil sales	111,335	142,381	260,170

Total revenues	$721,091	$839,111	$1,230,020

Lease Operating Expenses
Lease operating expenses (a)	$89,134	$106,906	$96,496
Liquids gathering system operating lease expense	20,686	20,647	20,306
Severance/production taxes	69,737	72,774	103,898
Gathering	86,809	87,904	59,931

Total lease operating expenses	$266,366	$288,231	$280,631

Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$2.31	$3.14	$4.03
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$2.31	$2.59	$4.24
Oil ($/Bbl), including realized gains (losses) on commodity derivatives)	$38.24	$40.31	$76.47
Oil ($/Bbl), excluding realized gains (losses) on commodity derivatives)	$38.24	$40.31	$76.32
Costs per Mcfe
Lease operating expenses	$0.32	$0.37	$0.39
Liquids gathering system operating lease expense	$0.07	$0.07	$0.08
Severance/production taxes	$0.25	$0.25	$0.42
Gathering	$0.31	$0.30	$0.24
Transportation charges	$0.07	$0.29	$0.31
DD&A	$0.44	$1.38	$1.18
General & administrative	$0.03	$0.03	$0.08
Interest	$0.24	$0.59	$0.51

Total costs per Mcfe	$1.73	$3.28	$3.21

The following table sets forth the net sales volumes, operating expenses and realized natural gas prices attributable to field(s) that contain 15% or more of our total estimated proved reserves as of December 31, 2016:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Pinedale Field:
Production (Mcfe)	256,881	261,498	184,479
Operating expenses	$241,975	$253,214	$228,811
Realized price, excluding hedges ($/Mcf)	$2.35	$2.66	$4.56
Realized price, including hedges ($/Mcf)	$2.35	$3.24	$4.29

(a)	Production costs include lifting costs and remedial workover expenses.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 9, 2017, the Company has long-term natural gas delivery commitments of 2.8 MMMBtu in 2018 under existing agreements. As of February 9, 2017, the Company has long-term crude oil delivery commitments of 1.6 MMBbls in 2017, 1.7 MMBbls in 2018 and 0.3 MMBbls in 2019 under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. If for some reason our production is not sufficient to satisfy these commitments, subject to the availability of capital, we could purchase volumes in the market or make other arrangements to satisfy the commitments.

Productive Wells

As of December 31, 2016 the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells
Natural Gas	2,835	1,876
Crude Oil	146	146

Total	2,981	2,022

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

The Company does not believe the remaining terms of its leases are material. The Company expects to maintain essentially all of the material leases among its oil and gas properties by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future. The Company estimates that approximately 500 net acres of leases in Pennsylvania, 200 net acres of leases in Colorado, 500 net acres of leases in Utah, and 1,000 net acres of leases in Wyoming may expire in 2017.

As of December 31, 2016 the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	35,000	23,000	70,000	46,000
Pennsylvania	19,000	10,000	125,000	62,000
Utah	5,000	5,000	4,000	3,000

All States	59,000	38,000	199,000	111,000

Drilling Activities

For each of the three fiscal years ended December 31, 2016, 2015 and 2014 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	0.0	0.0	184.0	132.3	121.0	76.5
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	0.0	0.0	184.0	132.3	121.0	76.5

At year end, there were no development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	94.0	68.6	7.0	3.8	25.0	13.4
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	94.0	68.6	7.0	3.8	25.0	13.4

At year end, there were 26 gross (20.1 net) additional exploratory wells that were either drilling or had operations suspended in the Pinedale field.

Utah

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	0.0	0.0	14.0	14.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	0.0	0.0	14.0	14.0	0.0	0.0

At year end, there were no additional development wells that were either drilling or had operations suspended.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	0.0	0.0	5.0	5.0	74.0	74.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	0.0	0.0	5.0	5.0	74.0	74.0

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Pennsylvania

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	0.0	0.0	0.0	0.0	5.0	2.5
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	0.0	0.0	0.0	0.0	5.0	2.5

At year end, there were no additional development wells that were either drilling or had operations suspended.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	0.0	0.0	0.0	0.0	1.0	0.5
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total	0.0	0.0	0.0	0.0	1.0	0.5

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Colorado

The Company did not conduct any operations on this acreage during 2016, 2015 or 2014. During 2014, the Company sold the surface rights to its Colorado acreage and retained the mineral rights. The Company has no immediate plans for further exploration in this area during 2017.

Present Activities

Our present activities primarily involve continued production operations on our Pinedale field. As of February 22, 2017, the Company has 5 rigs running in the Pinedale field (4 operated, 1 non-operated). Please refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further discussion.

Item 3.    Legal Proceedings.

Other Claims:    See Note 11 and Note 13 for additional discussion of on-going claims and disputes in our chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.

Item 4.    Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares traded on the New York Stock Exchange (the “NYSE”) under the symbol “UPL” through May 3, 2016 and subsequently have traded over-the-counter (“OTC”) under the symbol “UPLMQ”. The following table sets forth the high and low intra-day sales prices of the common shares for the periods indicated.

2016	High	Low
1st quarter	$2.64	$0.18
2nd quarter	$2.14	$0.16
3rd quarter	$5.17	$1.62
4th quarter	$8.49	$3.64

2015	High	Low
1st quarter	$17.43	$11.31
2nd quarter	$18.04	$12.43
3rd quarter	$12.66	$5.86
4th quarter	$7.91	$1.85

As of February 15, 2017, the last reported sales price of the common shares on the OTC was $8.30 per share and there were approximately 329 holders of record of the common shares. The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future. The Company intends to retain its cash flow from operations for the future operation and development of its business.

The following share price performance graph is intended to allow review of shareholder returns, expressed in terms of the appreciation of the Company’s common shares relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future share performance. The graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the NYSE Composite Index and of the Dow Jones U.S. Exploration and Production TSM Index from December 31, 2011 through December 31, 2016.

Item 6.    Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$609,756	$696,730	$969,850	$824,266	$695,733
Oil sales	111,335	142,381	260,170	109,138	114,241

Total operating revenues	721,091	839,111	1,230,020	933,404	809,974

Expenses:
Production expenses and taxes	266,366	288,231	280,631	212,578	184,229
Transportation charges	20,049	83,803	77,780	82,797	84,470
Depletion, depreciation and amortization	125,121	401,200	292,951	243,390	388,985
Ceiling test and other impairments	—	3,144,899	—	—	2,972,464
General and administrative	3,617	3,259	13,602	12,606	14,348
Stock compensation	5,562	4,128	5,467	9,767	10,756
Interest expense	66,565	171,918	126,157	101,486	88,180

Total operating expenses	487,280	4,097,438	796,588	662,624	3,743,432

Other:
Gain (loss) on commodity derivatives	—	42,611	82,402	(46,754)	73,581
Deferred gain on sale of liquids gathering system	10,553	10,553	10,553	10,553	—
Contract cancellation fees	—	—	—	—	(15,469)
Contract settlement	(131,106)	—	—	—	—
Gain on sale of property	—	—	8,022	—	—
Litigation expense	—	(4,401)	—	—	—
Restructuring expenses	(7,176)	—	—	—	—
Reorganization items, net	(47,503)	—	—	—	—
Other (expense) income, net	(3,082)	(2,060)	2,618	(357)	(1,765)

Total other (expense) income, net	(178,314)	46,703	103,595	(36,558)	56,347

Income (loss) before income taxes	55,497	(3,211,624)	537,027	234,222	(2,877,111)
Income tax (benefit)	(654)	(4,404)	(5,824)	(3,616)	(700,213)

Net income (loss)	$56,151	$(3,207,220)	$542,851	$237,838	$(2,176,898)

Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic	$0.37	$(20.94)	$3.54	$1.55	$(14.24)

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted	$0.36	$(20.94)	$3.51	$1.54	$(14.24)

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$307,614	$515,538	$712,584	$472,638	$654,825
Investing activities	$(278,900)	$(512,757)	$(1,600,743)	$(1,093,519)	$(577,223)
Financing activities	$368,621	$(7,557)	$886,414	$618,624	$(75,988)
Balance Sheet Data:
Cash and cash equivalents	$401,478	$4,143	$8,919	$10,664	$12,921
Working capital (deficit)	$383,185	$(3,560,683)	$(168,580)	$(278,845)	$(388,244)
Oil and gas properties	$1,010,466	$851,145	$3,878,937	$2,421,611	$1,657,500
Total assets	$1,540,928	$952,039	$4,225,690	$2,785,319	$2,007,345
Total debt(1)(2)	$—	$3,390,000	$3,378,000	$2,470,000	$1,837,000
Other long-term obligations	$177,088	$165,784	$152,472	$91,932	$76,038
Deferred income taxes, net	$—	$—	$992	$—	$—
Total shareholders’ (deficit) equity	$(2,928,151)	$(2,991,937)	$211,660	$(331,490)	$(577,867)

(1)	At December 31, 2016, $3.8 billion of long-term debt is included with liabilities subject to compromise on our Consolidated Balance Sheets. See Note 1.

(2)

At December 31, 2015, costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying value of the related debt liability on the Consolidated Balance Sheet.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah, acquired in December 2013, and gas sales from wells located in the Appalachian Basin in Pennsylvania. Additionally, during 2014, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017. The Company elected not to process NGLs in 2017.

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

The average price realization for the Company’s natural gas during 2016 was $2.31 per Mcf. During the quarter ended December 31, 2016, the average price realization for the Company’s natural gas was $2.87 per Mcf. The Company did not have any open commodity derivative contracts during the year ended December 31, 2016.

The average price realization for the Company’s crude oil and condensate during 2016 was $38.24 per barrel. During the quarter ended December 31, 2016, the average price realization for the Company’s crude oil and condensate was $45.27 per barrel.

Chapter 11 Proceedings, Ability to Continue as a Going Concern

Chapter 11 Proceedings

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Ultra Entities” or “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly administered for procedural purposes under the caption In re Ultra

Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). Information about our chapter 11 cases is available at our website (www.ultrapetroleum.com) and also at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

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

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors”. In addition, our assets, liabilities, including our capital structure, shareholders, officers and/or directors could change materially because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Annual Report on Form 10-K may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

Creditors’ Committees — Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). On September 26, 2016, the United States Trustee for the Southern District of Texas filed a Notice of Reconstitution of the UCC. In addition, certain other stakeholders have organized for purposes of participating in the Debtors’ chapter 11 cases: (i) on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources (“Ultra Resources”), notified the Bankruptcy Court it had formed and identified its members, most of which are distressed debt investors and/or hedge funds; (ii) on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members; (iii) on July 20, 2016, an informal ad hoc committee of shareholders of the Company notified the Bankruptcy Court it had formed and identified its members; and (iv) on January 6, 2017, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, notified the Bankruptcy Court it had formed and identified its members, most of which are insurance companies. We expect each of the committees to be involved in our chapter 11 cases, and any disagreements with any of the committees may extend our chapter 11 cases, increase the cost of our chapter 11 cases, and/or delay our emergence from chapter 11.

Exclusivity

The Bankruptcy Code provides chapter 11 debtors-in-possession with the exclusive right to file a plan of reorganization under chapter 11 through a period of time specified in the Bankruptcy Code, which period may be extended by the Bankruptcy Court. On July 27, 2016, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period. At a hearing conducted on August 25, 2016, the Bankruptcy Court extended our exclusive right to file a plan of reorganization under chapter 11 through and including March 1, 2017, and to solicit acceptances of such plan through and including May 1, 2017, subject to our producing and delivering a long-term business plan prior to December 1, 2016. The long-term business plan was provided prior to December 1, 2016, and, pursuant to a Stipulation Regarding Order Extending Exclusivity signed by the Bankruptcy Court, we satisfied the condition (with the effect that our exclusive right to file a reorganization plan now continues until and including March 1, 2017, and our exclusive right to solicit acceptances of such a plan continues until and including May 1, 2017). On February 1, 2017, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period through June 29, 2017 and the exclusive right to solicit acceptances of a chapter 11 plan through August 29, 2017. On February 17, 2017, we filed a revised proposed form of order to the motion seeking an extension of the exclusive chapter 11 plan filing period through April 15, 2017 and the exclusive right to solicit acceptances of a chapter 11 plan through June 15, 2017.

Plan Support Agreement, Rights Offering, Backstop Commitment Agreement and Exit Financing Commitment Letter

On November 21, 2016, each of the Ultra Entities entered into a Plan Support Agreement (“PSA”) with (i) holders of at least 66.67% of the principal amount of the Company’s outstanding 5.750% Senior Notes due 2018 and 6.125% Senior Notes due 2024 and (ii) shareholders who own at least a majority of the Company’s outstanding common stock or the economic interests therein (collectively, the “Plan Support Parties”) and a Backstop Commitment Agreement (“BCA”) with a subset thereof (collectively, the “Commitment Parties”).

Plan Support Agreement:    The PSA sets forth the terms and conditions pursuant to which the Ultra Entities and the Commitment Parties have agreed to seek and support a joint plan of reorganization at an aggregate plan value of $6.25 billion, $6.0 billion, or $5.5 billion, depending on commodity prices, for the Ultra Entities which will successfully complete the Reorganization Proceedings (collectively, the “Plan”). Under the Plan, the total enterprise value of the Ultra Entities will be $6.0 billion (the “Plan Value”); provided, that if the average closing price of the 12-month forward Henry Hub natural gas strip price during the seven (7) trading days preceding the commencement of the Rights Offering solicitation is: (i) greater than $3.65/MMBtu, the Plan Value will be $6.25 billion; or (ii) less than $3.25/MMBtu, the Plan Value will be $5.5 billion.

Among other matters, the Plan provides for a comprehensive restructuring of all allowable claims against and interests in the Ultra Entities, including the conversion of the outstanding unsecured senior notes issued by the Company (“HoldCo Notes” and, the holders thereof, “HoldCo Noteholders”) to newly-issued shares of common stock in the Company, the exchange of the outstanding unsecured senior notes issued by UPL’s subsidiary Ultra Resources for a combination of new unsecured notes issued by Ultra Resources and cash, the payment in full of all other allowed claims against the Ultra Debtors in cash, and the distribution to each owner of common stock in the Company as of the Plan’s record date (“HoldCo Equityholders”) of such owner’s pro rata share of the new UPL common stock and the right to participate in the Rights Offering (as described below).

The PSA provides certain milestones for the restructuring, which the Company is required to use commercially reasonable efforts to satisfy. Failure of the Company to satisfy certain milestones, including (i) entry of an order approving the Debtors’ entry into the BCA by January 20, 2017 and (ii) consummation of the Plan by April 15, 2017 would provide the Plan Support Parties a termination right under the PSA.

On February 9, 2017, the Company entered into the First Amendment to the Plan Support Agreement (the “PSA Amendment”) with the Plan Support Parties party thereto. Pursuant to the PSA Amendment, the Required Consenting Parties agreed that the Plan Term Sheet, as modified to accord with the treatment of OpCo Funded Debt Claims and General Unsecured Claims under the Second Amended Plan, is reasonably satisfactory to such parties (as such terms are defined in the Plan Support Agreement).

On February 13, 2017, the Court signed an order approving our Disclosure Statement. On February 21, 2017, the Court signed an amended order approving our Disclosure Statement. The amended order: (1) approves the adequacy of our Disclosure Statement, (2) approves the solicitation and notice procedures related to confirmation of our plan of reorganization, (3) approves the forms of ballots and notices related thereto, (4) approves the rights offering procedures and matters related thereto, (5) schedules certain dates related to our plan confirmation process and Rights Offering, and (6) grants related relief. With respect to the Rights Offering, the amended order defines the “Subscription Commencement Date” as February 21, 2017. Accordingly, as will be reflected in the materials to be distributed in connection with the Rights Offering, the Plan Value under the PSA is $6.0 billion.

Rights Offering:    In accordance with the Plan, the BCA and the Rights Offering procedures submitted by the Company in connection with the Plan, the Company will offer eligible debt and equity holders, including the Commitment Parties, the right to purchase shares of new common stock in the Company upon effectiveness of the Plan for an aggregate purchase price of $580.0 million. The Rights Offering will consist of the following offerings:

•

HoldCo Noteholders shall be granted rights (the “HoldCo Noteholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Noteholder Rights Offering Shares”), which HoldCo Noteholder Rights Offering Shares, collectively, will reflect an aggregate purchase price of $435.0 million.

•

HoldCo Equityholders shall be granted rights (the “HoldCo Equityholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Equityholder Rights Offering Shares” and, together with the HoldCo Noteholder Rights Offering Shares, the “Rights Offering Shares”), which HoldCo Equityholder Rights Offering Shares, collectively, will reflect an aggregate purchase price of $145.0 million.

Backstop Commitment Agreement:    Under the BCA, the Commitment Parties have agreed to purchase the HoldCo Noteholder Rights Offering Shares and the HoldCo Equityholder Rights Offering Shares, as applicable, that are not duly subscribed for pursuant to the HoldCo Noteholder Rights Offering or the HoldCo Equityholder Rights Offering, as applicable, by parties other than Commitment Parties (the “Backstop Commitment”) at an implied 20% discount to the Plan Value, which is the price for the rights offering set forth in the PSA (the “Rights Offering Price”).

The Company will pay the Commitment Parties upon the closing of the Rights Offering a Commitment Premium equal to 6.0% of the $580.0 million committed amount (the “Commitment Premium”). The Commitment Premium was fully earned as of January 19, 2017, the date the Backstop Approval Order was entered by the Bankruptcy Court. The Commitment Premium will be paid either in the form of new common stock at the Rights Offering Price, if the Plan is consummated as contemplated in the Plan Support Agreement, or in cash in the amount of 4.0% of the $580.0 million committed amount, if the Backstop Agreement is terminated other than as a result of a material breach by the Commitment Parties.

Exit Financing Commitment Letter:    On February 8, 2017, the Debtors obtained a commitment letter (the “Commitment Letter”) from Barclays Bank PLC (including any affiliates that may perform its responsibilities thereunder, “Barclays”), pursuant to which, in connection with the consummation of the Plan, Barclays has agreed to provide secured and unsecured financing in an aggregate amount of up to $2.4 billion, consisting of:

•	A seven-year senior secured first lien term loan credit facility (the “Term Loan Facility”) in an aggregate amount of $600.0 million;

•

A five-year senior secured first lien revolving credit facility (the “Revolving Facility”) in an aggregate amount of $400.0 million with an initial borrowing base (the “Borrowing Base”) (which limits the aggregate amount of first lien debt under the Revolving Facility and the Term Loan Facility) of $1.0 billion with scheduled semi-annual redeterminations starting on October 1, 2017; and

•

Senior unsecured bridge loans under senior unsecured bridge facilities (together with the Revolving Facility and the Term Loan Facility, the “Credit Facilities”) in an aggregate amount of $1.4 billion,

consisting of (i) a five-year bridge facility in an aggregate principal amount of $700.0 million, less the aggregate principal amount of privately placed five-year senior unsecured notes of the Company, if any, issued on or prior to the closing date of the Credit Facilities (the “Closing Date”) and (ii) an eight-year bridge facility in an aggregate principal amount of $700.0 million, less the aggregate principal amount of privately placed eight-year senior unsecured notes of the Company, if any, issued on or prior to the Closing Date.

The Revolving Facility is anticipated to, among other things:

•	have capacity for the Debtors to increase the commitments subject to certain conditions;

•	have $100.0 million of the commitments available for the issuance of letters of credit; and

•

require the Company to maintain (A) a maximum total net debt to EBITDAX ratio of (i) 4.25 to 1.0 as of the end of the first full fiscal quarter after the closing date and each subsequent fiscal quarter of 2017 and (ii) 4.0 to 1.0 as of the end of each fiscal quarter thereafter, (B) a minimum current ratio of 1.0 to 1.0 and (C) a minimum interest coverage ratio of 2.5 to 1.0.

The Term Loan Facility is anticipated to, among other things, have capacity for the Debtors to increase the commitments, with such increase in commitments subject to certain conditions.

The Revolving Facility and Term Loan Facility will include customary affirmative and negative covenants, including, among other things, as to compliance with laws, delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of properties (including oil and gas properties), maintenance of a lien on, and delivery of title information with respect to, 85% of the Debtors’ proved oil and gas reserves, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

The Revolving Facility and Term Loan Facility will include events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events. Many events of default are subject to customary notice and cure periods.

The commitments of Barclays to provide the Credit Facilities are subject to certain conditions set forth in the Commitment Letter, including but not limited to the Plan Support Parties’ reasonable satisfaction with the approval by the Bankruptcy Court of all actions to be taken, undertakings to be made and obligations to be incurred by the Debtors in connection with the Credit Facilities.

The Commitment Letter will terminate upon the occurrence of certain events described therein and the outside termination date for the Commitment Letter is May 9, 2017.

Based on the indicative pricing levels provided to the Company, the blended interest rate of the Credit Facilities on the effective date of the Plan (the “Blended Rate”) is expected to be approximately 5.10% per annum. The actual Blended Rate on the effective date of the Plan will depend on factors including, without limitation, the size of each tranche of the Credit Facilities and the results of the syndication process of such Credit Facilities, and may therefore be higher or lower than 5.10% per annum.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on February 9, 2017, on February 8, 2017, the Debtors filed a motion with the Bankruptcy Court seeking authorization to enter into and perform under the Commitment Letter and the other commitment papers. The motion was heard and approved during the Company’s disclosure statement hearing on February 13, 2017.

Plan of Reorganization (Disclosure Statement)

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

On December 6, 2016, we filed an initial plan of reorganization and disclosure statement therefore. On January 17, 2017, we filed a revised plan of reorganization and disclosure statement therefore. On February 8, 2017, we filed a further revised plan of reorganization and disclosure statement therefore. On February 13, 2017, we filed amendments and further revisions to the plan of reorganization we filed on February 8, 2017 (the “Plan”) and to the disclosure statement therefore (the “Disclosure Statement”). The Court approved our Disclosure Statement on February 13, 2017 and scheduled a hearing to consider confirmation of the Plan for March 14, 2017.

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

Liabilities Subject to Compromise

We have applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the Consolidated Financial Statements included in this Annual Report on Form 10-K. In addition, the consolidated financial statements presented here include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential prepetition claims expected to be resolved in connection with our chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if we elect to reject executory contracts and unexpired leases as part of our chapter 11 cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our Consolidated Balance Sheets may be material. In addition, differences between amounts we are reporting as liabilities subject to compromise in this Annual Report on Form 10-K and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We will continue to evaluate our liabilities throughout the chapter 11 process, and we plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. If we reject a contract or lease, such rejection generally (1) is treated as a prepetition breach of the contract or lease, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease, and (3) entitles the counterparty thereto to a prepetition general unsecured claim for damages caused by such deemed breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under such contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Annual Report on

Form 10-K, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto.

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of December 31, 2016:

December 31, 2016
Accounts payable	$1,322
Accrued liabilities	6,303
Accrued interest payable	99,774
Debt	3,759,000
Accrued contract settlements	171,642

Liabilities subject to compromise	$4,038,041

Schedules and Statements — Magnitude of Potential Claims & Claims Resolution Process

On June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. On October 14, 2016, Ultra Wyoming LGS, LLC (“UWLGS”), one of the Debtors and our indirect, wholly owned subsidiary, filed an amendment to its Schedules and Statements. The Schedules and Statements are subject to further amendment or modification. Certain holders of prepetition claims were required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ chapter 11 cases, which deadline was September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and will likely continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed chapter 11 cases. The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, and are subject to the qualifications and assumptions included therein and amendment or modification as our chapter 11 cases proceed.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there are differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. Such differences, as well as other disputes and contingencies will be investigated and resolved as part of our claims resolution process in our chapter 11 cases. Please refer to Note 11 for additional information about contingent matters and commitments related to certain claims filed in our chapter 11 cases.

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

We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As a part of the claims resolution process, we anticipate working to resolve differences in amounts we listed in our Schedules and Statements and amounts of claims filed by our creditors. We have already identified, for example, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We have previously filed, and we will continue to file and prosecute, objections with the Bankruptcy Court as necessary for claims we believe should be disallowed.

Tax Attributes; Net Operating Loss Carryforwards

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code, our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under U.S. Internal Revenue Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock.

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

Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order is null and would be treated as invalid from the outset as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee.

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

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the years ended December 31, 2016:

	For the Year Ended December 31,
	2016	2015	2014
Professional fees(1)	$11,781	$—	$—
Deferred financing costs(2)	18,742	—	—
Contract settlements(3)	17,350	—	—
Other(4)	(370)	—	—

Total Reorganization items, net	$47,503	$—	$—

(1)	The year ended December 31, 2016 includes $6.4 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.

(2)

A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

(3)	Includes accrued, unpaid amounts subject to Bankruptcy Court approval related to a settlement reached with Big West Oil, LLC in the amount of $17.35 million.

(4)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

Ability to Continue as a Going Concern

The Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at December 31, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

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

During 2015, the Company recorded a $3.1 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2015 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have any write-downs related to the full cost ceiling limitation in 2016 or 2014.

Deferred Financing Costs.    During the year ended December 31, 2016, a non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes (as defined below) issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes (as defined below) issued by the Company and the unsecured 2024 Senior Notes (as defined below) issued by the Company is included in Reorganization items, net in the accompanying Consolidated Statements of Operations as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases. At December 31, 2015, other current assets includes costs associated with the issuance of our revolving credit facility while costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying amount of the related debt liability.

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

The Company has recorded a valuation allowance against certain deferred tax assets of $1.3 billion as of December 31, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

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

Share-Based Payment Arrangements.    The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $4.1 million and $5.5 million, respectively. See Note 6 for additional information.

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

Recent accounting pronouncements.

Restricted Cash.    In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Statement of Cash Flows.    In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”). The guidance requires that debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders, be classified as cash outflows for financing activities. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Share-Based Payment.    In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-09 on its financial position and results of operations.

Leases.    In February 2016, the FASB issued ASU2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

Inventory.    In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”). Public companies will have to apply the amendments for reporting periods that start after December 15, 2016, including interim periods within those fiscal years. This ASU requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The company does not expect the adoption of ASU No. 2015-11 to have a material impact on its consolidated financial statements.

Debt Issuance Costs.    In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.4 million on the Company’s Consolidated Balance Sheet at December 31, 2015. A non-cash charge to write-off all of the unamortized debt issuance costs is included in Reorganization items, net at December 31, 2016 as the related debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

Revenue Recognition.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to date, we have dedicated resources to the implementation, completed training of the new ASU’s revenue recognition model, and begun contract review and documentation. The primary impacts to the Company of adopting ASU 2014-09 relate to principal versus agent considerations and the use of the entitlements method for oil and natural gas sales, both of which are continuing to be evaluated by the Company.

The Company is required to adopt the new standards in the first quarter of 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently evaluating the available adoption methods.

Going Concern.    In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Results of Operations — Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	For the year ended December 31,
	2016	2015	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	264,278	268,954	-2%
Crude oil and condensate (Bbls)	2,912	3,533	-18%

Total production (Mcfe)	281,748	290,149	-3%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$2.31	$3.14	-26%
Natural gas ($/Mcf, excluding hedges)	$2.31	$2.59	-11%
Crude oil and condensate ($/Bbl, incl realized hedges)	$38.24	$40.31	-5%
Crude oil and condensate ($/Bbl, excluding hedges)	$38.24	$40.31	-5%

Revenues:
Natural gas sales	$609,756	$696,730	-12%
Oil sales	$111,335	$142,381	-22%

Total operating revenues	$721,091	$839,111	-14%

Derivatives:
Realized (loss) on commodity derivatives	$—	$146,801	n/a
Unrealized gain (loss) on commodity derivatives	$—	$(104,190)	n/a

Total gain (loss) on commodity derivatives	$—	$42,611	n/a

Operating Costs and Expenses:
Lease operating expenses	$89,134	$106,906	-17%
Liquids gathering system operating lease expense	$20,686	$20,647	0%
Production taxes	$69,737	$72,774	-4%
Gathering fees	$86,809	$87,904	-1%
Transportation charges	$20,049	$83,803	-76%
Depletion, depreciation and amortization	$125,121	$401,200	-69%
Ceiling test and other impairments	$—	$3,144,899	-100%
General and administrative expenses	$9,179	$7,387	24%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.32	$0.37	-14%
Liquids gathering system operating lease expense	$0.07	$0.07	0%
Production taxes	$0.25	$0.25	0%
Gathering fees	$0.31	$0.30	3%
Transportation charges	$0.07	$0.29	-76%
Depletion, depreciation and amortization	$0.44	$1.38	-68%
General and administrative expenses	$0.03	$0.03	0%

Production, Commodity Prices and Revenues:

Production.    During the year ended December 31, 2016, production decreased on a gas equivalent basis to 281.7 Bcfe from 290.1 Bcfe for the same period in 2015. The decrease is primarily attributable to decreased capital investment during the year ended December 31, 2016.

Commodity prices — natural gas.    Realized natural gas prices decreased to $2.31 per Mcf during the year ended December 31, 2016 as compared to $2.59 per Mcf during 2015. The Company did not have any open derivative contracts for natural gas production during 2016. During the year ended December 31, 2015, the Company’s average price for natural gas was $3.14 per Mcf, including realized gains and losses on commodity derivatives.

Commodity prices — oil.    During the year ended December 31, 2016, the average price realization for the Company’s oil was $38.24 per barrel compared with $40.31 per barrel during 2015. The Company did not have any open derivative contracts for oil production during 2016 or 2015.

Revenues.    The decrease in average oil and natural gas prices and decreased total production resulted in revenues decreasing to $721.1 million for the for the year ended December 31, 2016 as compared to $839.1 million in 2015.

Operating Costs and Expenses:

Lease Operating Expense.    Lease operating expenses (“LOE”) decreased to $89.1 million for the year ended December 31, 2016 compared to $106.9 million during the same period in 2015 largely related to lower costs due to improved efficiencies. On a unit of production basis, LOE costs decreased to $0.32 per Mcfe at December 31, 2016 compared to $0.37 per Mcfe at December 31, 2015.

Liquids Gathering System Operating Lease Expense.    During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “Pinedale LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”). The Pinedale Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Pinedale Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the year ended December 31, 2016, the Company recognized operating lease expense associated with the Pinedale Lease Agreement of $20.7 million, or $0.07 per Mcfe compared with $20.6 million, or $0.07 per Mcfe in 2015.

Production Taxes.    During the year ended December 31, 2016, production taxes were $69.7 million compared to $72.8 million during the same period in 2015, or $0.25 per Mcfe in 2016, compared to $0.25 per Mcfe in 2015. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.7% of revenues for the year ended 2016 and 8.7% for the same period in 2015. The decrease in production taxes is primarily attributable to decreased oil and natural gas prices during the year December 31, 2016 as compared to the same period in 2015.

Gathering Fees.    Gathering fees decreased slightly to $86.8 million for the year ended December 31, 2016 compared to $87.9 million during the same period in 2015. On a per unit basis, gathering fees increased slightly to $0.31 per Mcfe for the year ended December 31, 2016 as compared to $0.30 per Mcfe for the period ended December 31, 2015.

Transportation Charges.    Transportation charges decreased to $20.0 million for the year ended December 31, 2016 as compared to $83.8 million for the same period in 2015 primarily as a result of the termination of the Rockies Express contract during the second quarter of 2016. See Note 13 and Note 11 for further discussion of the Rockies Express contract.

Depletion, Depreciation and Amortization.    DD&A expenses decreased to $125.1 million during the year ended December 31, 2016 from $401.2 million for the same period in 2015, attributable to a decreased depletion rate on a unit of production basis as a result of the ceiling test impairment during the fourth quarter of 2015. On a unit of production basis, DD&A decreased to $0.44 per Mcfe at December 31, 2016 from $1.38 per Mcfe at December 31, 2015.

Ceiling Test Write-Down.    The Company recorded a $3.1 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the period ended December 31, 2015 as a result of ceiling test limitations, which is reflected as ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2015 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The write-down reduced earnings in the period and will result in lower a DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the year ended December 31, 2016.

General and Administrative Expenses.    General and administrative expenses increased to $9.2 million for the period ended December 31, 2016 compared to $7.4 million for the same period in 2015. The increase in general and administrative expenses is primarily attributable to reversal of certain incentive compensation expense during the year ended December 31, 2015. On a per unit basis, general and administrative expenses remained flat at $0.03 per Mcfe for the year ended December 31, 2016 and 2015.

Other Income and Expenses:

Interest Expense.    Interest expense decreased to $66.6 million during the period ended December 31, 2016 compared to $171.9 million during the same period in 2015. No interest has been recognized subsequent to the petition date of April 29, 2016 (See Note 5).

Litigation Expense    During the year ended December 31, 2015, the Company recognized litigation expenses of $4.4 million related to the resolution of litigation matters.

Restructuring Expenses.    During the year ended December 31, 2016, the Company incurred $7.2 million in costs and fees in connection with its efforts to restructure its debt prior to filing the chapter 11 petitions.

Contract Settlement.    Contract settlement of $131.1 million for the year ended December 31, 2016 relates to the contract settlement reached with REX.

Deferred Gain on Sale of Liquids Gathering System.    During the years ended December 31, 2016 and 2015, the Company recognized $10.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain on Commodity Derivatives.    The Company does not currently have any open commodity derivative contracts. During the year ended December 31, 2015, the Company recognized a gain of $42.6 million related to commodity derivatives. Of this total, the Company recognized $146.8 million related to realized gain during the year ended December 31, 2015. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $104.2 million unrealized loss on commodity derivatives at December 31, 2015. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

Reorganization Items:

Reorganization Items, Net.    Reorganization items, net of $47.5 million for the year ended December 31, 2016 include the contract settlement of $17.35 million related to a settlement reached with Big West Oil, LLC. Reorganization items, net also includes professional fees of $11.8 million and a non-cash charge to write-off all unamortized debt issuance costs totaling $18.7 million related to the unsecured Credit Agreement, the unsecured

Senior Notes issued by Ultra Resources, the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

Income from Continuing Operations:

Pretax Income.    The Company recognized income before income taxes of $55.5 million for the year ended December 31, 2016 compared with a loss of $3.2 billion for the same period in 2015. The increase in earnings is primarily related to the non-cash ceiling test impairment incurred during 2015 and decreased DD&A, reduced interest expense and reduced transportation charges during the year ended December 31, 2016; and partially offset by costs associated with the reorganization and decreased revenues as a result of lower oil and natural gas prices for the year ended December 31, 2016 as compared to the same period in 2015.

Income Taxes.    The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of December 31, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income.    For the year ended December 31, 2016, the Company recognized net income of $56.2 million or $0.36 per diluted share as compared with a net loss of $3.2 billion or ($20.94) per diluted share for the same period in 2015. The increase in earnings is primarily related to the non-cash ceiling test impairment incurred during 2015 and decreased DD&A, reduced interest expense and reduced transportation charges during the year ended December 31, 2016; and partially offset by costs associated with the reorganization and decreased revenues as a result of lower oil and natural gas prices for the year ended December 31, 2016 as compared to the same period in 2015.

Results of Operations — Year Ended December 31, 2015 vs. Year Ended December 31, 2014

	For the year ended December 31,
	2015	2014	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	268,954	228,517	18%
Crude oil and condensate (Bbls)	3,533	3,409	4%

Total production (Mcfe)	290,149	248,971	17%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$3.14	$4.03	-22%
Natural gas ($/Mcf, excluding hedges)	$2.59	$4.24	-39%
Crude oil and condensate ($/Bbl, incl realized hedges)	$40.31	$76.47	-47%
Crude oil and condensate ($/Bbl, excluding hedges)	$40.31	76.32	-47%

Revenues:
Natural gas sales	$696,730	$969,850	-28%
Oil sales	$142,381	$260,170	-45%

Total operating revenues	$839,111	$1,230,020	-32%

Derivatives:
Realized (loss) gain on commodity derivatives	$146,801	$(47,664)	-408%
Unrealized (loss) on commodity derivatives	$(104,190)	$130,066	-180%

Total (loss) gain on commodity derivatives	$42,611	$82,402	-48%

Operating Costs and Expenses:
Lease operating expenses	$106,906	$96,496	11%
Liquids gathering system operating lease expense	$20,647	$20,306	2%
Production taxes	$72,774	$103,898	-30%
Gathering fees	$87,904	$59,931	47%
Transportation charges	$83,803	$77,780	8%
Depletion, depreciation and amortization	$401,200	$292,951	37%
Ceiling test and other impairments	$3,144,899	$—	n/a
General and administrative expenses	$7,387	$19,069	-61%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.37	$0.39	-5%
Liquids gathering system operating lease expense	$0.07	$0.08	-13%
Production taxes	$0.25	$0.42	-40%
Gathering fees	$0.30	$0.24	25%
Transportation charges	$0.29	$0.31	-6%
Depletion, depreciation and amortization	$1.38	$1.18	17%
General and administrative expenses	$0.03	$0.08	-63%

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

Although we have lowered our capital budget as compared to 2015, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $401.5 million of cash on hand as of December 31, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the chapter 11 proceedings for operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt.

The Company does not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the chapter 11 cases, proceed with the confirmation of a chapter 11 plan of reorganization and emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

Going Concern.    The Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at December 31, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

Investors should review the disclosures and other information, including the risk factors included in Item 1A.

Capital Expenditures.    For the year ended December 31, 2016, total capital expenditures were $269.6 million. During this period, the Company participated in 110 gross (78.4 net) wells in Wyoming that were drilled to total depth and cased. The Company also completed 13 drilled but uncompleted wells in Utah during 2016. No wells were drilled in Utah or Pennsylvania during 2016.

2017 Capital Investment Plan.    For 2017, our capital expenditures are expected to be approximately $500.0 million. We expect to fund these capital expenditures through cash flows from operations and cash on hand. We expect to allocate nearly all of the budget to development activities in our Pinedale field.

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

Interest Expense.    No interest expense has been recognized with respect to the 2018 Notes or 2024 Notes subsequent to the Petition Date.

Cash flows provided by (used in):

Operating Activities.    During the year ended December 31, 2016, net cash provided by operating activities was $307.6 million, a 40% decrease from $515.5 million for the same period in 2015. The decrease in net cash provided by operating activities was largely attributable to decreased revenues as a result of decreased oil and natural gas price realizations and partially offset by a decrease in post-petition interest expense during the year ended December 31, 2016 as compared to the same period in 2015 and net changes in working capital.

Investing Activities.    During the year ended December 31, 2016, net cash used in investing activities was $278.9 million as compared to $512.8 million for the same period in 2015. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities in 2016 as compared to 2015.

Financing Activities.    During the year ended December 31, 2016, net cash provided by financing activities was $368.6 million as compared to net cash used in financing activities of $7.6 million for the same period in 2015. The change in cash provided by net financing activities is primarily due to increased borrowings during 2016, primarily related to drawings under the Credit Agreement.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt (See Note 5)	$3,759,000	$3,759,000	$—	$—	$—
Scheduled interest obligations (See Note 5)	—	—	—	—	—
Operating lease — Liquids Gathering System	229,934	20,903	41,806	41,806	125,419
Office space lease	6,570	1,286	2,375	2,327	582

Total contractual obligations	$3,995,504	$3,781,189	$44,181	$44,133	$126,001

Outstanding debt.    On April 29, 2016, to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. See Note 1.

The chapter 11 filings by the Company and its various subsidiaries, including Ultra Resources, constituted events of default under the Company’s debt agreements. On or around September 1, 2016, many of the holders of this indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid interest that had accrued by the petition dates, interest that has accrued since the petition dates (including interest at the default rates under the debt agreements), make-whole amounts, and other fees and obligations under the debt agreements. On December 29, 2016, holders of certain Senior Notes (as defined below) filed a complaint initiating an adversary proceeding against us in our chapter 11 cases. In the complaint, among other matters, the noteholders allege that there is a make-whole amount due under the Senior Notes as a result of our filing the chapter 11 cases, which they assert is “no less than $200,725,869, exclusive of any interest thereon.” On January 13, 2017, holders of certain other Senior Notes intervened to join the adversary proceeding as plaintiffs. On January 30, 2017, we filed a motion to dismiss the complaint. On February 10, 2017, both noteholder groups objected to our motion to dismiss. On February 13, 2017, the Court set a briefing schedule and a hearing date for April 20, 2017 for resolution of the make-whole and interest claims. At this time, we are not able to determine the likelihood or range of amounts attributable to claims for postpetition interest, make-whole amounts, or other fees and obligations under the debt agreements. We anticipate these claims will be resolved during our chapter 11 proceedings, although it is possible resolution of some of these matters could occur after we emerge from chapter 11.

Ultra Resources’ filing of the chapter 11 petitions constituted an event of default that accelerated its obligations under the Credit Agreement. Other events of default are also present with respect to the Credit Agreement, including a failure to make interest payments and, as described in Note 5, a failure to deliver annual audited consolidated financial statements without a going concern qualification, a failure to meet the minimum PV-9 ratio covenant and a failure to comply with the consolidated leverage covenant in the Credit Agreement at the end of the first quarter of 2016. The Credit Agreement provides that upon the acceleration of Ultra Resources’ obligations under the Credit Agreement, the outstanding balance of loans extended under the Credit Agreement comes due, unpaid interest accrued as of the time of the acceleration comes due, and any fees or other obligations of the borrower come due. Under the Bankruptcy Code, the creditors under the Credit Agreement are stayed from taking any action against Ultra Resources or any of the other Debtors as a result of the default.

Ultra Resources has outstanding $1.46 billion of senior notes (“Senior Notes”) which were issued pursuant to a certain Master Note Purchase Agreement dated as of March 6, 2008 (as amended, supplemented or otherwise modified, the “MNPA”). Ultra Resources’ filing of the chapter 11 petitions constituted an event of default that accelerated its obligations under the MNPA and the Senior Notes. Other events of default are also present with respect to the MNPA, including a failure to comply with the consolidated leverage covenant at the end of the first quarter of 2016 and a failure to make principal and interest payments due under the Ultra Resources’ Senior Notes. The MNPA provides that upon the acceleration of Ultra Resources’ obligations under the MNPA and the Senior Notes, among other matters, the Senior Notes are deemed to have matured, the unpaid principal balance of the Senior Notes comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable make-whole amount (as determined pursuant to the MNPA) comes due. Under the Bankruptcy Code, the creditors under the Senior Notes are stayed from taking any action against Ultra Resources or any of the other the Debtors as a result of the default.

The Company’s filing of the chapter 11 petitions constituted an event of default that accelerated the Company’s obligations under the 2024 Notes and the 2018 Notes. Additionally, other events of default, including cross-defaults, are present due to the failure to make interest payments and other matters. Under the indentures pursuant to which the 2024 Notes and the 2018 Notes, respectively, were issued, upon the acceleration of the Company’s obligations under the 2024 Notes and the 2018 Notes, among other matters, the 2024 Notes and the

2018 Notes, respectively, are deemed to have matured, the unpaid principal balance of the 2024 Notes and the 2018 Notes, respectively, comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the indentures) comes due. Under the Bankruptcy Code, the creditors under the 2024 Notes and the 2018 Notes are stayed from taking any action against the Debtors as a result of the default.

Scheduled interest obligations.    No interest expense has been recognized with respect to the Credit Agreement, the Ultra Resources’ Senior Notes, the 2018 Notes or the 2024 Notes subsequent to the Petition Date. Due to the ongoing chapter 11 proceedings, these amounts cannot be reasonably estimated.

Transportation contract.    Between 2009 and early 2016, the Company was a party to agreements that provided the Company with firm transportation services on the Rockies Express Pipeline, including a Capacity Release Agreement, dated March 5, 2009, with Sempra Rockies Marketing, LLC (“Sempra”), and a Firm Transportation Negotiated Rate Agreement No. 553082, dated June 5, 2008, with Rockies Express Pipeline, LLC (“REX”). During March and April 2016, both Sempra and REX delivered notices to the Company asserting that these agreements were terminated as a result of defaults by the Company. Both Sempra and REX filed proofs of claim in connection with our on-going chapter 11 proceedings. With respect to the proof of claim filed by REX, on January 12, 2017, REX and the Company entered into a settlement agreement resolving all of REX’s prepetition claims against the Company. Please see the discussion of these matters in the Commitments and Contingencies section of this Report on Form 10-K for additional information. In connection with the settlement of REX’s proof of claim, the Company agreed to enter into a new first transportation agreement pursuant to which the Company will have firm transportation capacity of 200,000 Dekatherms per day on the Rockies Express Pipeline, beginning December 1, 2019 and extending for a term expiring December 31, 2026. This new agreement will provide the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to capture improved basis differentials available at sales points along the Rockies Express Pipeline, if any. Please see Note 13 for further details.

Operating lease.    During December 2012, the Company sold its system of pipelines and central gathering facilities (the “Pinedale LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Pinedale Operating Lease Agreement”) relating to the use of the Pinedale LGS. The Pinedale Operating Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the Pinedale LGS at the sole discretion of the Company. Annual rent for the initial term under the Pinedale Operating Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index, which is 1.05% at January 1, 2017) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease.

On November 11, 2016, the Company reached an agreement with the owner of the Pinedale LGS whereby the owner agreed to withdraw its damages claims in exchange for the Company’s subsidiary assuming the Pinedale Operating Lease Agreement with no cost to cure.

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

Office space lease.    The Company maintains office space in Colorado, Texas, Wyoming and Utah with total remaining commitments for office leases of $6.6 million at December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Derivative Contracts:    At December 31, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
Commodity Derivatives (000’s):	2016	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$—	$146,801	$(48,170)
Realized gain (loss) on commodity derivatives-crude oil(1)	—	—	506
Unrealized gain (loss) on commodity derivatives(1)	—	(104,190)	130,066

Total gain (loss) on commodity derivatives	$—	$42,611	$82,402

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession)

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession) at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on April 29, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultra Petroleum Corp. and subsidiaries’ (Debtor-in-Possession) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Houston, Texas

February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession)

We have audited Ultra Petroleum Corp. and subsidiaries’ (Debtor-in-Possession) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ultra Petroleum Corp. and subsidiaries’ (Debtor-in-Possession) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of Ultra Petroleum Corp. and subsidiaries (Debtor-in-Possession) and our report dated February 22, 2017, expressed an unqualified opinion thereon that included an explanatory paragraph regarding Ultra Petroleum Corp and subsidiaries’ (Debtor-in-Possession) ability to continue as a going concern.

/s/    Ernst & Young LLP

Houston, Texas

February 22, 2017

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$609,756	$696,730	$969,850
Oil sales	111,335	142,381	260,170

Total operating revenues	721,091	839,111	1,230,020
Expenses:
Lease operating expenses	89,134	106,906	96,496
Liquids gathering system operating lease expense	20,686	20,647	20,306
Production taxes	69,737	72,774	103,898
Gathering fees	86,809	87,904	59,931
Transportation charges	20,049	83,803	77,780
Depletion, depreciation and amortization	125,121	401,200	292,951
Ceiling test and other impairments	—	3,144,899	—
General and administrative	9,179	7,387	19,069

Total operating expenses	420,715	3,925,520	670,431
Operating income (loss)	300,376	(3,086,409)	559,589
Other income (expense), net:
Interest expense (excludes contractual interest expense of $141.5 million for the year ended December 31, 2016)	(66,565)	(171,918)	(126,157)
Gain on commodity derivatives	—	42,611	82,402
Deferred gain on sale of liquids gathering system	10,553	10,553	10,553
Litigation expense	—	(4,401)	—
Restructuring expenses	(7,176)	—	—
Contract settlement	(131,106)	—	—
Gain on sale of property	—	—	8,022
Other (expense) income, net	(3,082)	(2,060)	2,618

Total other (expense) income, net	(197,376)	(125,215)	(22,562)
Reorganization items, net	(47,503)	—	—

Income (loss) before income tax benefit	55,497	(3,211,624)	537,027
Income tax benefit	(654)	(4,404)	(5,824)

Net income (loss)	$56,151	$(3,207,220)	$542,851

Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic	$0.37	$(20.94)	$3.54

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted	$0.36	$(20.94)	$3.51

Weighted average common shares outstanding — basic	153,378	153,192	153,136

Weighted average common shares outstanding — fully diluted	154,081	153,192	154,694

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Michael J. Keeffe
Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(Amounts in thousands of U. S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$401,478	$4,143
Restricted cash	3,571	115
Oil and gas revenue receivable	79,179	61,881
Joint interest billing and other receivables	10,781	11,356
Income tax receivable	2,099	5,150
Inventory	4,906	4,269
Deposits and retainers	13,359	—
Other current assets	6,020	4,300

Total current assets	521,393	91,214
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,010,466	851,145
Property, plant and equipment	7,695	8,844
Deferred income taxes	—	1
Other	1,374	835

Total assets	$1,540,928	$952,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,171	$93,415
Accrued liabilities	53,348	72,428
Production taxes payable	44,329	52,273
Current portion of long-term debt	—	3,370,553
Interest payable	—	42,657
Capital cost accrual	12,360	20,571

Total current liabilities	138,208	3,651,897
Deferred gain on sale of liquids gathering system	115,742	126,295
Other long-term obligations	177,088	165,784

Total liabilities not subject to compromise	431,038	3,943,976
Liabilities subject to compromise	4,038,041	—
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding shares — 153,418,041 and 153,255,989, at December 31, 2016 and 2015, respectively	510,063	502,050
Treasury stock	(49)	(176)
Retained loss	(3,438,165)	(3,493,811)

Total shareholders’ deficit	(2,928,151)	(2,991,937)

Total liabilities and shareholders’ equity	$1,540,928	$952,039

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Loss	Treasury Stock	Total Shareholders’ (Deficit) Equity
Balances at December 31, 2013	152,991	$487,273	$(816,802)	$(1,961)	$(331,490)
Stock options exercised	43	770	—	—	770
Employee stock plan grants	298	700	—	—	700
Shares re-issued from treasury	—	(770)	(1,450)	2,220	—
Shares repurchased	(332)	—	—	(6,472)	(6,472)
Net share settlements	(104)	—	(2,639)	—	(2,639)
Fair value of employee stock plan grants	—	7,940	—	—	7,940
Net income	—	—	542,851	—	542,851

Balances at December 31, 2014	152,896	$495,913	$(278,040)	$(6,213)	$211,660

Employee stock plan grants	526	700	—	—	700
Shares re-issued from treasury	—	—	(6,037)	6,037	—
Net share settlements	(166)	—	(2,514)	—	(2,514)
Fair value of employee stock plan grants	—	5,437	—	—	5,437
Net (loss)	—	—	(3,207,220)	—	(3,207,220)

Balances at December 31, 2015	153,256	$502,050	$(3,493,811)	$(176)	$(2,991,937)

Employee stock plan grants	279	—	—	—	—
Shares re-issued from treasury	—	—	(127)	127	—
Net share settlements	(117)	—	(379)	—	(379)
Fair value of employee stock plan grants	—	8,014	—	—	8,014
Net income	—	—	56,151	—	56,151

Balances at December 31, 2016	153,418	$510,064	$(3,438,166)	$(49)	$(2,928,151)

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in):	(Amounts in thousands of U.S. dollars)
Operating activities:
Net income (loss) for the period	$56,151	$(3,207,220)	$542,851
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	125,121	401,200	292,951
Ceiling test and other impairments	—	3,144,899	—
Deferred and current non-cash income taxes	1	(990)	995
Unrealized (gain) loss on commodity derivatives	—	104,190	(130,066)
Deferred gain on sale of liquids gathering system	(10,553)	(10,553)	(10,553)
Gain on sale of property	—	—	(8,022)
Stock compensation	5,562	4,128	5,467
Non-cash reorganization items, net	42,523	—	—
Other	6,870	9,217	4,569
Net changes in operating assets and liabilities:
Restricted cash	(3,456)	2	2
Accounts receivable	(19,635)	65,132	(43,116)
Other current assets	(15,647)	(20,106)	(1,920)
Other non-current assets	(539)	21,112	284
Accounts payable	(63,924)	13,815	28,696
Accrued liabilities	133,144	1,655	(5,938)
Production taxes payable	(7,944)	(3,312)	15,115
Interest payable	57,117	(3,441)	14,233
Other long-term obligations	276	(5,770)	6,427
Current taxes payable/receivable	2,547	1,580	609

Net cash provided by operating activities	307,614	515,538	712,584

Investing Activities:
Acquisition of oil and gas properties	—	3,964	(891,075)
Oil and gas property expenditures	(269,314)	(494,025)	(599,913)
Gathering system expenditures	—	—	(6,842)
Proceeds from sale of property	—	—	27,944
Change in capital cost accrual	(8,134)	(25,380)	(125,577)
Inventory	(1,123)	3,235	175
Purchase of property, plant and equipment	(329)	(551)	(5,455)

Net cash used in investing activities	(278,900)	(512,757)	(1,600,743)

Financing activities:
Borrowings on long-term debt	369,000	1,165,000	1,095,000
Payments on long-term debt	—	(1,153,000)	(1,037,000)
Proceeds from issuance of Senior Notes	—	—	850,000
Deferred financing costs	—	6	(13,245)
Repurchased shares/net share settlements	(379)	(2,514)	(9,111)
Payment of contingent consideration	—	(17,049)	—
Proceeds from exercise of options	—	—	770

Net cash provided by (used in) financing activities	368,621	(7,557)	886,414

Increase/(Decrease) in cash during the period	397,335	(4,776)	(1,745)
Cash and cash equivalents, beginning of period	4,143	8,919	10,664

Cash and cash equivalents, end of period	$401,478	$4,143	$8,919

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$4,793	$169,867	$108,889
Income taxes	$94	$—	$1,752

Non-cash investing activities — oil and gas properties	$—	$—	$20,000

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

Chapter 11 Proceedings, Ability to Continue as a Going Concern

Chapter 11 Proceedings

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Ultra Entities” or “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). Information about our chapter 11 cases is available at our website (www.ultrapetroleum.com) and also at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

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

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors”. In addition, our assets, liabilities, including our capital structure, shareholders, officers and/or directors could change materially because of our chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Annual Report on Form 10-K may not accurately reflect our operations, properties and capital plans after we emerge from chapter 11.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Creditors’ Committees – Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). On September 26, 2016, the United States Trustee for the Southern District of Texas filed a Notice of Reconstitution of the UCC. In addition, certain other stakeholders have organized for purposes of participating in the Debtors’ chapter 11 cases: (i) on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc. (“Ultra Resources”), notified the Bankruptcy Court it had formed and identified its members, most of which are distressed debt investors and/or hedge funds; (ii) on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members; (iii) on July 20, 2016, an informal ad hoc committee of shareholders of the Company notified the Bankruptcy Court it had formed and identified its members; and (iv) on January 6, 2017, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, notified the Bankruptcy Court it had formed and identified its members, most of which are insurance companies. We expect each of the committees to be involved in our chapter 11 cases, and any disagreements with any of the committees may extend our chapter 11 cases, increase the cost of our chapter 11 cases, and/or delay our emergence from chapter 11.

Exclusivity

The Bankruptcy Code provides chapter 11 debtors-in-possession with the exclusive right to file a plan of reorganization under chapter 11 through a period of time specified in the Bankruptcy Code, which period may be extended by the Bankruptcy Court. On July 27, 2016, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period. At a hearing conducted on August 25, 2016, the Bankruptcy Court extended our exclusive right to file a plan of reorganization under chapter 11 through and including March 1, 2017, and to solicit acceptances of such plan through and including May 1, 2017, subject to our producing and delivering a long-term business plan prior to December 1, 2016. The long-term business plan was provided prior to December 1, 2016, and, pursuant to a Stipulation Regarding Order Extending Exclusivity signed by the Bankruptcy Court, we satisfied the condition (with the effect that our exclusive right to file a reorganization plan now continues until and including March 1, 2017, and our exclusive right to solicit acceptances of such a plan continues until and including May 1, 2017). On February 1, 2017, we filed a motion seeking an extension of the exclusive chapter 11 plan filing period through June 29, 2017 and the exclusive right to solicit acceptances of a chapter 11 plan through August 29, 2017. On February 17, 2017, we filed a revised proposed form of order to the motion seeking an extension of the exclusive chapter 11 plan filing period through April 15, 2017 and the exclusive right to solicit acceptances of a chapter 11 plan through June 15, 2017.

Plan Support Agreement, Rights Offering, Backstop Commitment Agreement and Exit Financing Commitment Letter

On November 21, 2016, each of the Ultra Entities entered into a Plan Support Agreement (“PSA”) with (i) holders of at least 66.67% of the principal amount of the Company’s outstanding 5.750% Senior Notes due 2018 and 6.125% Senior Notes due 2024 and (ii) shareholders who own at least a majority of the Company’s outstanding common stock or the economic interests therein (collectively, the “Plan Support Parties”) and a Backstop Commitment Agreement (“BCA”) with a subset thereof (collectively, the “Commitment Parties”).

Plan Support Agreement:    The PSA sets forth the terms and conditions pursuant to which the Ultra Entities and the Commitment Parties have agreed to seek and support a joint plan of reorganization at an aggregate plan value of $6.25 billion, $6.0 billion, or $5.5 billion, depending on commodity prices, for the Ultra Entities which will successfully complete the Reorganization Proceedings (collectively, the “Plan”). Under the

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan, the total enterprise value of the Ultra Entities will be $6.0 billion (the “Plan Value”); provided, that if the average closing price of the 12-month forward Henry Hub natural gas strip price during the seven (7) trading days preceding the commencement of the Rights Offering solicitation is: (i) greater than $3.65/MMBtu, the Plan Value will be $6.25 billion; or (ii) less than $3.25/MMBtu, the Plan Value will be $5.5 billion.

Among other matters, the Plan provides for a comprehensive restructuring of all allowable claims against and interests in the Ultra Entities, including the conversion of the outstanding unsecured senior notes issued by the Company (“HoldCo Notes” and, the holders thereof, “HoldCo Noteholders”) to newly-issued shares of common stock in the Company, the exchange of the outstanding unsecured senior notes issued by UPL’s subsidiary Ultra Resources for a combination of new unsecured notes issued by Ultra Resources and cash, the payment in full of all other allowed claims against the Ultra Debtors in cash, and the distribution to each owner of common stock in the Company as of the Plan’s record date (“HoldCo Equityholders”) of such owner’s pro rata share of the new UPL common stock and the right to participate in the Rights Offering (as described below).

The PSA provides certain milestones for the restructuring, which the Company is required to use commercially reasonable efforts to satisfy. Failure of the Company to satisfy certain milestones, including (i) entry of an order approving the Debtors’ entry into the BCA by January 20, 2017 and (ii) consummation of the Plan by April 15, 2017 would provide the Plan Support Parties a termination right under the PSA.

On February 9, 2017, the Company entered into the First Amendment to the Plan Support Agreement (the “PSA Amendment”) with the Plan Support Parties party thereto. Pursuant to the PSA Amendment, the Required Consenting Parties agreed that the Plan Term Sheet, as modified to accord with the treatment of OpCo Funded Debt Claims and General Unsecured Claims under the Second Amended Plan, is reasonably satisfactory to such parties (as such terms are defined in the Plan Support Agreement).

On February 13, 2017, the Court signed an order approving our Disclosure Statement. On February 21, 2017, the Court signed an amended order approving our Disclosure Statement. The amended order: (1) approves the adequacy of our Disclosure Statement, (2) approves the solicitation and notice procedures related to confirmation of our plan of reorganization, (3) approves the forms of ballots and notices related thereto, (4) approves the rights offering procedures and matters related thereto, (5) schedules certain dates related to our plan confirmation process and Rights Offering, and (6) grants related relief. With respect to the Rights Offering, the amended order defines the “Subscription Commencement Date” as February 21, 2017. Accordingly, as will be reflected in the materials to be distributed in connection with the Rights Offering, the Plan Value under the PSA is $6.0 billion.

Rights Offering:    In accordance with the Plan, the BCA and the Rights Offering procedures submitted by the Company in connection with the Plan, the Company will offer eligible debt and equity holders, including the Commitment Parties, the right to purchase shares of new common stock in the Company upon effectiveness of the Plan for an aggregate purchase price of $580.0 million. The Rights Offering will consist of the following offerings:

•

HoldCo Noteholders shall be granted rights (the “HoldCo Noteholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Noteholder Rights Offering Shares”), which HoldCo Noteholder Rights Offering Shares, collectively, will reflect an aggregate purchase price of $435.0 million.

•

HoldCo Equityholders shall be granted rights (the “HoldCo Equityholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Equityholder Rights Offering Shares” and, together with the HoldCo

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noteholder Rights Offering Shares, the “Rights Offering Shares”), which HoldCo Equityholder Rights Offering Shares, collectively, will reflect an aggregate purchase price of $145.0 million.

Backstop Commitment Agreement:    Under the BCA, the Commitment Parties have agreed to purchase the HoldCo Noteholder Rights Offering Shares and the HoldCo Equityholder Rights Offering Shares, as applicable, that are not duly subscribed for pursuant to the HoldCo Noteholder Rights Offering or the HoldCo Equityholder Rights Offering, as applicable, by parties other than Commitment Parties (the “Backstop Commitment”) at an implied 20% discount to the Plan Value, which is the price for the rights offering set forth in the PSA (the “Rights Offering Price”).

The Company will pay the Commitment Parties upon the closing of the Rights Offering a Commitment Premium equal to 6.0% of the $580.0 million committed amount (the “Commitment Premium”). The Commitment Premium was fully earned as of January 19, 2017, the date the Backstop Approval Order was entered by the Bankruptcy Court. The Commitment Premium will be paid either in the form of new common stock at the Rights Offering Price, if the Plan is consummated as contemplated in the Plan Support Agreement, or in cash in the amount of 4.0% of the $580.0 million committed amount, if the Backstop Agreement is terminated other than as a result of a material breach by the Commitment Parties.

Exit Financing Commitment Letter:    On February 8, 2017, the Debtors obtained a commitment letter (the “Commitment Letter”) from Barclays Bank PLC (including any affiliates that may perform its responsibilities thereunder, “Barclays”), pursuant to which, in connection with the consummation of the Plan, Barclays has agreed to provide secured and unsecured financing in an aggregate amount of up to $2.4 billion, consisting of:

•	A seven-year senior secured first lien term loan credit facility (the “Term Loan Facility”) in an aggregate amount of $600.0 million;

•

A five-year senior secured first lien revolving credit facility (the “Revolving Facility”) in an aggregate amount of $400.0 million with an initial borrowing base (the “Borrowing Base”) (which limits the aggregate amount of first lien debt under the Revolving Facility and the Term Loan Facility) of $1.0 billion with scheduled semi-annual redeterminations starting on October 1, 2017; and

•

Senior unsecured bridge loans under senior unsecured bridge facilities (together with the Revolving Facility and the Term Loan Facility, the “Credit Facilities”) in an aggregate amount of $1.4 billion, consisting of (i) a five-year bridge facility in an aggregate principal amount of $700.0 million, less the aggregate principal amount of privately placed five-year senior unsecured notes of the Company, if any, issued on or prior to the closing date of the Credit Facilities (the “Closing Date”) and (ii) an eight-year bridge facility in an aggregate principal amount of $700.0 million, less the aggregate principal amount of privately placed eight-year senior unsecured notes of the Company, if any, issued on or prior to the Closing Date.

The Revolving Facility is anticipated to, among other things:

•	have capacity for the Debtors to increase the commitments subject to certain conditions;

•	have $100.0 million of the commitments available for the issuance of letters of credit; and

•

require the Company to maintain (A) a maximum total net debt to EBITDAX ratio of (i) 4.25 to 1.0 as of the end of the first full fiscal quarter after the closing date and each subsequent fiscal quarter of 2017 and (ii) 4.0 to 1.0 as of the end of each fiscal quarter thereafter, (B) a minimum current ratio of 1.0 to 1.0 and (C) a minimum interest coverage ratio of 2.5 to 1.0.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan Facility is anticipated to, among other things, have capacity for the Debtors to increase the commitments, with such increase in commitments subject to certain conditions.

The Revolving Facility and Term Loan Facility will include customary affirmative and negative covenants, including, among other things, as to compliance with laws, delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of properties (including oil and gas properties), maintenance of a lien on, and delivery of title information with respect to, 85% of the Debtors’ proved oil and gas reserves, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

The Revolving Facility and Term Loan Facility will include events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events. Many events of default are subject to customary notice and cure periods.

The commitments of Barclays to provide the Credit Facilities are subject to certain conditions set forth in the Commitment Letter, including but not limited to the Plan Support Parties’ reasonable satisfaction with the approval by the Bankruptcy Court of all actions to be taken, undertakings to be made and obligations to be incurred by the Debtors in connection with the Credit Facilities.

The Commitment Letter will terminate upon the occurrence of certain events described therein and the outside termination date for the Commitment Letter is May 9, 2017.

Based on the indicative pricing levels provided to the Company, the blended interest rate of the Credit Facilities on the effective date of the Plan (the “Blended Rate”) is expected to be approximately 5.10% per annum. The actual Blended Rate on the effective date of the Plan will depend on factors including, without limitation, the size of each tranche of the Credit Facilities and the results of the syndication process of such Credit Facilities, and may therefore be higher or lower than 5.10% per annum.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on February 9, 2017, on February 8, 2017, the Debtors filed a motion with the Bankruptcy Court seeking authorization to enter into and perform under the Commitment Letter and the other commitment papers. The motion was heard and approved during the Company’s disclosure statement hearing on February 13, 2017.

Plan of Reorganization (Disclosure Statement)

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

On December 6, 2016, we filed an initial plan of reorganization and disclosure statement therefore. On January 17, 2017, we filed a revised plan of reorganization and disclosure statement therefore. On February 8, 2017, we filed a further revised plan of reorganization and disclosure statement therefore. On February 13, 2017, we filed amendments and further revisions to the plan of reorganization we filed on February 8, 2017 (the

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Plan”) and to the disclosure statement therefore (the “Disclosure Statement”). The Court approved our Disclosure Statement on February 13, 2017 and scheduled a hearing to consider confirmation of the Plan for March 14, 2017.

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

Liabilities Subject to Compromise

We have applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the Consolidated Financial Statements included in this Annual Report on Form 10-K. In addition, the consolidated financial statements presented here include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential prepetition claims expected to be resolved in connection with our chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if we elect to reject executory contracts and unexpired leases as part of our chapter 11 cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our Consolidated Balance Sheets may be material. In addition, differences between amounts we are reporting as liabilities subject to compromise in this Annual Report on Form 10-K and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We will continue to evaluate our liabilities throughout the chapter 11 process, and we plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. If we reject a contract or lease, such rejection generally (1) is treated as a prepetition breach of the contract or lease, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease, and (3) entitles the counterparty thereto to a prepetition general unsecured claim for damages caused by such deemed breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under such contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Annual Report on Form 10-K, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of December 31, 2016:

December 31, 2016
Accounts payable	$1,322
Accrued liabilities	6,303
Accrued interest payable	99,774
Debt	3,759,000
Accrued contract settlements	171,642

Liabilities subject to compromise	$4,038,041

Schedules and Statements – Magnitude of Potential Claims & Claims Resolution Process

On June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. On October 14, 2016, Ultra Wyoming LGS, LLC (“UWLGS”), one of the Debtors and our indirect, wholly owned subsidiary, filed an amendment to its Schedules and Statements. The Schedules and Statements are subject to further amendment or modification. Certain holders of prepetition claims were required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ chapter 11 cases, which deadline was September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and will likely continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed chapter 11 cases. The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, and are subject to the qualifications and assumptions included therein and amendment or modification as our chapter 11 cases proceed.

Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there are differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. Such differences, as well as other disputes and contingencies will be investigated and resolved as part of our claims resolution process in our chapter 11 cases. Please refer to Note 11 for additional information about contingent matters and commitments related to certain claims filed in our chapter 11 cases.

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

We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As a part of the claims resolution process, we anticipate working to resolve differences in amounts we listed in our Schedules and Statements and amounts of claims filed by our creditors. We have already identified, for example, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We have previously filed, and we will continue to file and prosecute objections with the Bankruptcy Court as necessary for claims we believe should be disallowed.

Tax Attributes; Net Operating Loss Carryforwards

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code, our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under U.S. Internal Revenue Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock.

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

Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order is null and would be treated as invalid from the outset as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three and year months ended December 31, 2016:

	For the Twelve Months Ended December 31,
	2016	2015	2014
Professional fees(1)	$11,781	$—	$—
Deferred financing costs(2)	18,742	—	—
Contract settlements(3)	17,350	—	—
Other(4)	(370)	—	—

Total Reorganization items, net	$47,503	$—	$—

(1)	The year ended December 31, 2016 includes $6.4 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.

(2)

A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes issued by Ultra Resources, the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

(3)	Includes accrued, unpaid amounts subject to Bankruptcy Court approval related to a settlement reached with Big West Oil, LLC in the amount of $17.35 million.

(4)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

Ability to Continue as a Going Concern

The Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our chapter 11 proceedings. We have significant indebtedness, all of which we have reclassified to liabilities subject to compromise at December 31, 2016. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Restricted Cash:    Restricted cash primarily represents cash received by the Company from production sold where the final division of ownership of the production is unknown or in dispute.

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

The Company did not have any write-downs related to the full cost ceiling limitation in 2016 or 2014. During 2015, the Company recorded a $3.1 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2015 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials.

(g) Inventories:    At December 31, 2016 and 2015, inventory of $4.9 million and $4.3 million, respectively, primarily includes the cost of pipe and production equipment that will be utilized during the 2017 drilling program and crude oil inventory. Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. The Company uses the weighted average method of recording its materials and supplies inventory. Crude oil inventory is valued at lower of cost or market.

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

(i) Deferred Financing Costs:    During the year ended December 31, 2016, a non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, unsecured Senior Notes (as defined below) issued by Ultra Resources, Inc., the unsecured 2018 Senior Notes (as defined below) issued by the Company and the unsecured 2024 Senior Notes (as defined below) issued by the Company is included in Reorganization items, net in the accompanying Consolidated Statements of Operations as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases. At December 31, 2015, other current assets includes costs associated with the issuance of our revolving credit facility while costs associated with the issuance of our Senior Notes, 2018 Notes and 2024 Notes are presented as a direct deduction from the carrying amount of the related debt liability.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Earnings (loss) Per Share:    Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect. The weighted average shares in the table below do not consider any potential dilutive effects of the proposed plan of reorganization discussed in Note 1.

The following table provides a reconciliation of components of basic and diluted net income per common share:

	December 31,
	2016	2015	2014
Net income	$56,151	$(3,207,220)	$542,851

Weighted average common shares outstanding during the period	153,378	153,192	153,136
Effect of dilutive instruments	703	— (1)	1,558

Weighted average common shares outstanding during the period including the effects of dilutive instruments	154,081	153,192	154,694

Net income per common share — basic	$0.37	$(20.94)	$3.54

Net income per common share — fully diluted	$0.36	$(20.94)	$3.51

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	1,437	— (1)	1,377

(1)	Due to the net loss for the year ended December 31, 2015, 1.7 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of December 31, 2016 and December 31, 2015 were immaterial.

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

(t) Deposits and Retainers:    Deposits and retainers primarily consists of payments related to surety bonds.

(u) Recent Accounting Pronouncements:    In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”). The guidance requires that debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders, be classified as cash outflows for financing activities. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years,

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after December 15, 2017 with earlier application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) —Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB issued ASU 2015-15, Interest —Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced current assets and current maturities of long-term debt by $19.4 million on the Company’s Consolidated Balance Sheet at December 31, 2015. A non-cash charge to write-off all of the unamortized debt issuance costs is included in Reorganization items, net at December 31, 2016 as the related debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to date, we have dedicated resources to the implementation, completed training of the new ASU’s revenue recognition model, and begun contract review and documentation. The primary impacts to the Company of adopting ASU 2014-09 relate to principal versus agent considerations and the use of the entitlements method for oil and natural gas sales, both of which are continuing to be evaluated by the Company.

The Company is required to adopt the new standards in the first quarter of 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently evaluating the available adoption methods.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

	December 31,
	2016	2015
Asset retirement obligations at beginning of period	$146,210	$127,240
Accretion expense	10,252	9,122
Liabilities incurred	1,317	7,352
Liabilities settled	(170)	(1,861)
Revisions of estimated liabilities	(436)	4,357

Asset retirement obligations at end of period	157,173	146,210
Less: current asset retirement obligations	(239)	(305)

Long-term asset retirement obligations	$156,934	$145,905

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	OIL AND GAS PROPERTIES:

	December 31, 2016	December 31, 2015
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$10,752,642	$10,480,165
Less: Accumulated depletion, depreciation and amortization(1)	(9,742,176)	(9,629,020)

	1,010,466	851,145

On a unit basis, DD&A was $0.44, $1.38 and $1.18 per Mcfe for the years ended December 31, 2016, 2015 and 2014, respectively.

(1)

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

4.	PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2016			2015
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	2,840	(2,237)	603	794
Office equipment	309	(171)	138	196
Leasehold improvements	486	(301)	185	267
Land	4,637	—	4,637	4,637
Other	12,460	(10,328)	2,132	2,950

Property, plant and equipment, net	$20,732	$(13,037)	$7,695	$8,844

5.	DEBT AND OTHER LONG-TERM LIABILITIES:

	December 31, 2016	December 31, 2015
Total Debt:
6.125% Senior Notes due 2024	$850,000	$850,000
5.75% Senior Notes due 2018	450,000	450,000
Senior Notes issued by Ultra Resources, Inc.	1,460,000	1,460,000
Credit Agreement	999,000	630,000

Total current portion of long-term debt	3,759,000	3,390,000
Less: Deferred financing costs(1)	—	(19,447)
Less: Liabilities subject to compromise(2) (See Note 1)	(3,759,000)	—

Total current portion of long-term debt not subject to compromise	—	$3,370,553

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016		December 31, 2015
	$
Other long-term obligations:
Other long-term obligations		177,088	$165,784

Aggregate maturities of debt at December 31, 2016:(2)
2017	2018	2019	2020	2021	Beyond 5 years	Total
$3,759,000	$—	$—	$—	$—	$—	$3,759,000

(1)

A non-cash charge to write-off all of the unamortized debt issuance costs related to the unsecured Credit Agreement, the unsecured Senior Notes issued by Ultra Resources, the unsecured 2018 Senior Notes issued by the Company and the unsecured 2024 Senior Notes issued by the Company is included in Reorganization items, net in the Consolidated Statements of Operations as these debt instruments are expected to be impacted by the pendency of the Company’s chapter 11 cases.

(2)

We have significant indebtedness, all of which is included with liabilities subject to compromise at December 31, 2016 in the Consolidated Balance Sheets. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding our chapter 11 proceedings, substantial doubt exists that we will be able to continue as a going concern. As a result, we have classified all of our total outstanding debt as short-term.

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

The Company sponsors a share based compensation plan: the 2015 Stock Incentive Plan (“2015 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The share based compensation plan is an important component of the total compensation package offered to the Company’s key service providers, and reflects the importance that the Company places on motivating and rewarding superior results.

The purpose of the 2015 Plan is to foster and promote the long-term financial success of the Company and to increase shareholder value by attracting, motivating and retaining key employees, consultants, and outside directors, and providing such participants with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with those of the Company’s shareholders, and thus, enabling such participants to share in the long-term growth and success of the Company. To accomplish these goals, the Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, and other stock-based awards, some of which may require the satisfaction of performance-based criteria in order to be payable to participants. The Committee determines the terms and conditions of the awards, including, any vesting requirements and vesting restrictions and estimates forfeitures that may occur. The Committee may grant awards under the 2015 Plan until December 31, 2024.

Valuation and Expense Information

	Year Ended December 31,
	2016	2015	2014
Total cost of share-based payment plans	$8,013	$6,137	$8,640
Amounts capitalized in oil and gas properties and equipment	$2,451	$2,009	$3,173
Amounts charged against income, before income tax benefit	$5,562	$4,128	$5,467
Amount of related income tax benefit recognized in income before valuation allowances	$2,216	$1,645	$2,285

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans. Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
	(000’s)		(000’s)
Equity compensation plans approved by security holders	346	$60.64	4,339
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	346	$60.64	4,339

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three year period ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price (US$)
	(000’s)
Balance, December 31, 2013	1,246	$16.97	to	$98.87

Forfeited	(513)	$33.57	to	$75.18
Exercised	(43)	$16.97	to	$25.68

Balance, December 31, 2014	690	$25.68	to	$98.87

Forfeited	(171)	$25.68	to	$75.18
Balance, December 31, 2015	519	$49.05	to	$98.87

Forfeited	(173)	$50.15	to	$75.18

Balance, December 31, 2016	346	$49.05	to	$98.87

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(000’s)	(Years)
$49.05 — $62.23	210	0.31	$54.12	$—
$51.60 — $98.87	136	1.45	$70.64	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.23 per share on December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2016.

The following table summarizes information about the weighted-average grant-date fair value of share options:

	2016	2015	2014
Options forfeited during the year	$25.17	$28.00	$24.40

As of December 31, 2011, all options were fully vested; therefore, no options vested during the years ended December 31, 2016, 2015 or 2014. There were no stock options exercised during the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016, there was no unrecognized compensation cost related to non-vested, employee stock options as all options fully vested as of December 31, 2011.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PERFORMANCE SHARE PLANS:

Long Term Incentive Plans.    During 2015 and 2014, the Company offered a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP covers a performance period of three years.

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

Time-Based Measure and Performance-Based Measures:

For each LTIP, the Compensation Committee established time-based and performance-based measures at the beginning of each three-year performance period. For the LTIP awards in 2015 and 2014, the Compensation Committee established the following performance-based measures: return on capital employed, debt level, and reserve replacement ratio. At the time the LTIP awards are awarded, the fair value of the time-based and performance-based component of the LTIP award is based on the average high and low market price of the Company’s common stock on the date of the award.

Market-Based Measure (Total Shareholder Return):

LTIP awards granted to officers during 2016 and 2015, included an additional performance metric, Total Shareholder Return. The grant-date fair value related to the market-based condition was calculated using a Monte Carlo simulation.

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

Stock-Based Compensation Cost:

For the year ended December 31, 2016, the Company recognized $4.7 million in pre-tax compensation expense related to the 2015 and 2014 LTIP awards. For the year ended December 31, 2015, the Company recognized $2.9 million in pre-tax compensation expense related to the 2015, 2014 and 2013 LTIP awards. For the year ended December 31, 2014, the Company recognized $6.3 million in pre-tax compensation expense related to the 2014, 2013 and 2012 LTIP awards. The amounts recognized during the year ended December 31,

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 assumes that performance objectives between less than threshold and up to maximum are attained for the 2015 LTIP and 2014 LTIP plans. If the Company ultimately attains these performance objectives, the associated total compensation, estimated at December 31, 2016, for each of the three-year performance periods is expected to be approximately $10.3 million and $9.5 million related to the 2015 and 2014 LTIP awards of restricted stock units, respectively.

Based on the Company’s achievement relative to the 2013 LTIP’s performance-based measures, and based on the continued employment with the Company by those participants who received a payment in connection with the 2013 LTIP relative to the 2013 LTIP’s time-based measures, during the first quarter of 2016, the Compensation Committee approved payment of the 2013 LTIP. This was the first payment of an LTIP since our LTIPs were modified in 2013 to include time-based and performance-based measures. As such, the Compensation Committee elected to pay the time-based portion of the LTIP awards in cash at the award value and the performance-based portion of the LTIP awards in shares of our common stock. The payout of the 2013 LTIP was during the first quarter of 2016 and totaled $3.8 million (resulting in delivery of 132,843 net shares of our common stock to eligible participants in the 2013 LTIP).

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

Commodity Derivative Contracts:    At December 31, 2016, the Company had no open commodity derivative contracts to manage price risk on a portion of its production.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
Commodity Derivatives:	2016	2015	2014
Realized gain (loss) on commodity derivatives-natural gas(1)	$—	$146,801	$(48,170)
Realized gain on commodity derivatives-crude oil(1)	—	—	506
Unrealized (loss) gain on commodity derivatives(1)	—	(104,190)	130,066

Total gain on commodity derivatives	$—	$42,611	$82,402

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

8.	FAIR VALUE MEASUREMENTS:

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

	December 31, 2016(1)		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
7.31% Notes due March 2016, issued 2009	62,000	64,266	62,000	63,604
4.98% Notes due January 2017, issued 2010	116,000	123,967	116,000	113,420
5.92% Notes due March 2018, issued 2008	200,000	224,025	200,000	191,985
5.75% Notes due December 2018, issued 2013	450,000	465,630	450,000	111,451
7.77% Notes due March 2019, issued 2009	173,000	204,854	173,000	174,488
5.50% Notes due January 2020, issued 2010	207,000	233,932	207,000	185,052
4.51% Notes due October 2020, issued 2010	315,000	337,528	315,000	258,520
5.60% Notes due January 2022, issued 2010	87,000	99,983	87,000	73,034
4.66% Notes due October 2022, issued 2010	35,000	38,225	35,000	25,558
6.125% Notes due October 2024, issued 2014	850,000	893,325	850,000	206,321
5.85% Notes due January 2025, issued 2010	90,000	106,299	90,000	70,756
4.91% Notes due October 2025, issued 2010	175,000	193,665	175,000	115,911
Credit Facility due October 2016	999,000	999,000	630,000	630,000

	$3,759,000	$3,984,699	$3,390,000	$2,220,100

(1)	At December 31, 2016, the debt included in the table above is a component of liabilities subject to compromise in our Consolidated Balance Sheets. See Note 1.

9.	INCOME TAXES:

Income (loss) before income tax benefit is as follows:

	Year Ended December 31,
	2016	2015	2014
United States	$134,959	$(3,249,590)	$505,689
Foreign	(79,462)	37,966	31,338

Total	$55,497	$(3,211,624)	$537,027

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Current tax:
U.S. federal, state and local	$(72)	$—	$(110)
Foreign	(583)	(3,414)	(6,709)

Total current tax (benefit)	(655)	(3,414)	(6,819)
Deferred tax:
Foreign	1	(990)	995

Total deferred tax (benefit) expense	1	(990)	995

Total income tax (benefit)	$(654)	$(4,404)	$(5,824)

The income tax provision (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Income tax provision (benefit) computed at the U.S. statutory rate	$19,424	$(1,124,069)	$187,959
State income tax (benefit) provision net of federal effect	(2,335)	(12,998)	8,023
Valuation allowance	(31,083)	1,147,619	(199,038)
Tax effect of rate change	—	12,898	15,457
Foreign rate differential	17,388	(26,740)	(16,314)
Other, net	(4,048)	(1,114)	(1,911)

Total income tax (benefit)	$(654)	$(4,404)	$(5,824)

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Property and equipment	603,045	776,504
Deferred gain	40,867	44,593
U.S. federal tax credit carryforwards	15,967	16,144
U.S. net operating loss carryforwards	428,212	319,673
U.S. state net operating loss carryforwards	71,323	61,919
Non-U.S. net operating loss carryforwards	30,211	9,142
Asset retirement obligations	55,700	51,815
Liabilities subject to compromise-contract settlement	59,166	—
Incentive compensation/other, net	16,088	28,711

	1,320,579	1,308,501
Valuation allowance	(1,270,935)	(1,307,076)

Net deferred tax assets	$49,644	$1,425

Deferred tax liabilities:
Liabilities subject to compromise-interest	35,498	—
Liabilities subject to compromise-interest (non-U.S.)	14,146	—
Other — non-US	—	1,424

Net tax liabilities	$49,644	$1,424

Net tax asset	$—	$1

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or before the attributes expire unused. Among other items, management considers the scheduled reversal of deferred tax liabilities, historical taxable income, projected future taxable income, and available tax planning strategies.

At December 31, 2016 and 2015, the Company recorded a valuation allowance against certain deferred tax assets of $1.3 billion and $1.3 billion, respectively. Some or all of this valuation allowance may be reversed in future periods if future taxable income of the appropriate character is available to recognize certain deferred tax assets. The Company’s valuation allowance decreased by $36.1 million from December 31, 2015 to December 31, 2016. Of this amount, $31.1 million reduced the Company’s current year deferred tax benefit, and $5.1 million was reflected through shareholders’ equity.

As of December 31, 2016, the Company had approximately $13.7 million of U.S. federal alternative minimum tax (AMT) credits available to offset regular U.S. Federal income taxes. These AMT credits do not expire and can be carried forward indefinitely. The Company has $0.5 million of general business credits available to offset U.S. federal income taxes. These general business credits expire in 2032. In addition, the Company has $1.6 million of foreign tax credit carryforwards, which will expire in 2017.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a U.S. federal tax net operating loss carryforward of $1.2 billion which will be carried forward to offset taxable income generated in future years, and if unutilized, will expire between 2033 and 2036. The Company has Pennsylvania state tax net operating loss carry forwards of $1.1 billion which will expire between 2031 and 2036. The Company has Utah state tax net operating loss carry forwards of $80.8 million which will expire between 2033 and 2036. The Company has immaterial state tax net operating loss carry forwards in other jurisdictions, none of which expire prior to 2020. Without regard to the recorded valuation allowance, if the Company experiences an ownership change as determined under Section 382 of the Internal Revenue Code, our ability to utilize our substantial net operating loss carryforwards and other tax attributes may be limited, if we can use them at all.

The Company has a Canada Federal and Provincial tax loss carryforward remaining after carryback of $111.9 million that will be carried forward to offset taxable income generated in future years and will expire in 2036.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2016.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not incurred any interest or penalties associated with unrecognized tax benefits.

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and international jurisdictions. With certain exceptions, the income tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions in which the Company has business activity.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. Accordingly, no provision for Canadian income taxes and/or withholding taxes has been provided thereon.

10.    EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer 100% of their compensation, subject to limitations. The Company matches all of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $2.3 million, $2.3 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11.    COMMITMENTS AND CONTINGENCIES:

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indebtedness Claims

The chapter 11 filings by the Company and its various subsidiaries, including Ultra Resources, constituted events of default under the Company’s debt agreements. See Note 5 of this Annual Report on Form 10-K for more information about the debt agreements. On or around September 1, 2016, many of the holders of this indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid interest that had accrued by the petition dates, interest that has accrued since the petition dates (including interest at the default rates under the debt agreements), make-whole amounts, and other fees and obligations under the debt agreements. On December 29, 2016, holders of certain Senior Notes (as defined below) filed a complaint initiating an adversary proceeding against us in our chapter 11 cases. In the complaint, among other matters, the noteholders allege that there is a make-whole amount due under the Senior Notes as a result of our filing the chapter 11 cases, which they assert is “no less than $200,725,869, exclusive of any interest thereon.” On January 13, 2017, holders of certain other Senior Notes intervened to join the adversary proceeding as plaintiffs. On January 30, 2017, we filed a motion to dismiss the complaint. On February 10, 2017, both noteholder groups objected to our motion to dismiss. On February 13, 2017, the Court set a briefing schedule and a hearing date for April 20, 2017 for resolution of the make-whole and interest claims. At this time, we are not able to determine the likelihood or range of amounts attributable to claims for postpetition interest, make-whole amounts, or other fees and obligations under the debt agreements. We anticipate these claims will be resolved during our chapter 11 proceedings, although it is possible resolution of some of these matters could occur after we emerge from chapter 11.

Rockies Express Pipeline

On February 26, 2016, we received a letter from Sempra Rockies Marketing, LLC (“Sempra”) alleging that we were in breach of our Capacity Release Agreement, dated March 5, 2009 (the “Capacity Agreement”), resulting from nonpayment of fees for transportation service and notifying us that Sempra was authorized to recall the capacity released to us under the Capacity Agreement and to pursue any claims for damages or other remedies to which Sempra was entitled. On March 8, 2016, we received a letter from Sempra notifying us that Sempra was exercising its alleged right to permanently recall the 50,000 MMBtu/day of capacity on the Rockies Express Pipeline pursuant to the Capacity Agreement and that the recall would be effective as of March 9, 2016. On August 25, 2016, Sempra filed a proof of claim with the Bankruptcy Court for approximately $63.8 million. On October 28, 2016, we filed an objection to Sempra’s proof of claim. On December 20, 2016, Sempra filed a response to the Company’s objection. On November 28, 2016, the Bankruptcy Court entered a scheduling order establishing March 2, 2017 as the trial date for the claim objection. On January 23, 2017, the Bankruptcy Court entered an updated scheduling order establishing April 18, 2017 as the trial date for the claim objection. Our estimate of the potential exposure in connection with the Capacity Agreement and Sempra’s claim filed in our chapter 11 proceedings ranges from $4.2 million, which represents amounts Sempra paid to Rockies Express attributable to the capacity released to us under the Capacity Agreement prior to Sempra’s recalling such capacity, to $63.8 million. We anticipate Sempra’s claims will be resolved through our chapter 11 proceedings.

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express Pipeline LLC (“REX”) in connection with the transportation agreement related to the Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016. On April 14, 2016, REX filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. On August 26, 2016, REX filed a proof of claim with the Bankruptcy Court for $303.3 million. The Company objected to REX’s proof of claim. On January 12, 2017, REX and the Company entered into a settlement agreement resolving REX’s proof of claim. Pursuant to the settlement, we agreed to make a cash payment to REX of $150.0 million six months after the Company emerges from chapter 11, but no later than October 30, 2017, and to provide REX an allowed general unsecured claim under

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Plan in that amount. Additionally, in connection with the settlement, we agreed to enter into, with REX, a new seven-year agreement, commencing December 1, 2019, for firm transportation service on the Rockies Express Pipeline, west-to-east, of 200,000 dekatherms per day at a rate of approximately $0.37 per dekatherm, or approximately $26.8 million annually. The settlement with REX has been submitted to the Bankruptcy Court for approval and will be implemented in connection with the plan of reorganization.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under Federal oil and gas leases. During the second quarter of 2016, the Company responded to the preliminary determination asserting the reasonableness of its allocation methodology of such costs, noting several matters we believed should have been considered in the preliminary determination notice. The ONRR unbundling review could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods. On October 27, 2016, ONRR filed a proof of claim with the Bankruptcy Court asserting approximately $35.1 million in claims attributable to the Company’s royalty calculations. The Company is not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Oil Sales Contract

On April 29, 2016, the Company received a letter from counsel to Sunoco Partners Marketing & Terminals L.P. (“SPMT”) asserting that (1) the Company had breached, by anticipatory repudiation, a contract for the purchase and sale of crude oil between Ultra Resources and SPMT and (2) the contract was terminated. In the letter, SPMT demanded payment for damages resulting from the breach in the amount of $38.6 million. On August 31, 2016, SPMT filed a proof of claim with the Bankruptcy Court for $16.9 million. We dispute SPMT’s positions in the letter and its proof of claim. On December 13, 2016, we filed an objection to SPMT’s proof of claim, and on December 14, 2016, we filed an adversary proceeding against SPMT related to its breach of the contract during the prepetition period. On January 18, 2017, SPMT filed a reply to our objection SPMT’s proof of claim and an answer to our complaint in the adversary proceeding. At this time, we are not able to determine the likelihood or range of damages owed to SPMT, if any, related to this matter, or, if and when such amounts are assessed, whether such amounts would be material. SPMT is a member of our official committee of unsecured creditors. We anticipate SPMT’s claims will be resolved through our chapter 11 proceedings.

The Company is a party, with Big West Oil, LLC (“Big West”), to several prepetition contracts (the “Crude Contracts”) for the purchase and sale of crude oil. On April 26, 2016, Big West Oil LLC (“Big West”) and the Company entered into a Temporary Suspension of Contracts and Interim Crude Oil Purchase and Sale Agreement (“Suspension Agreement”), pursuant to which the parties suspended performance under the prepetition contracts. On August 30, 2016, Big West filed a proof of claim with the Bankruptcy Court for $32.6 million. The Company objected to Big West’s proof of claim. On January 20, 2017, Big West and the Company reached an agreement settling and resolving Big West’s proof of claim. Pursuant to the settlement, we agreed to make a cash payment to Big West, within six months of our emergence from chapter 11, of $17.35 million to provide Big West with an allowed general unsecured claim against all of the Ultra Entities in that amount and that all of our prepetition contracts with Big West, including the Suspension Agreement, would be rejected (with no additional damages other than the $17.35 million payment) in connection with our plan of reorganization. Additionally, in connection with the settlement, we and Big West agreed to enter into two new,

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two-year, contracts for the purchase and sale of crude oil we produce in Wyoming and Utah. The settlement with Big West has been submitted to the Bankruptcy Court for approval and will be implemented in connection with the plan of reorganization.

Operating Lease

During December 2012, the Company sold its system of pipelines and central gathering facilities (the “Pinedale LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Pinedale Lease Agreement”) relating to the use of the Pinedale LGS. The Pinedale Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the Pinedale LGS at the sole discretion of the Company. Annual rent for the initial term under the Pinedale Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. The Company currently projects that lease payments related to the Pinedale Lease Agreement will total approximately $229.9 million.

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

Office space lease

The Company maintains office space in Colorado, Texas, Wyoming and Utah with total remaining commitments for office leases of $6.6 million at December 31, 2016; ($1.3 million in 2017; $1.2 million in 2018; $1.2 million in 2019; $1.2 million in 2020; and $1.1 million in 2021 with the remainder due beyond five years).

During the years ended December 31, 2016, 2015 and 2014, the Company recognized expense associated with its office leases in the amount of $1.5 million, $1.3 million, and $1.0 million, respectively.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 9, 2017, the Company has long-term natural gas delivery commitments of 2.8 MMMBtu in 2018 under existing agreements. As of February 9, 2017, the Company has long-term crude oil delivery commitments of 1.6 MMBbls in 2017, 1.7 MMBbls in 2018 and 0.3 MMBbls in 2019 under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. If for some reason our production is not sufficient to satisfy these commitments, subject to the availability of capital, we could purchase volumes in the market or make other arrangements to satisfy the commitments.

Other Claims

The Company is party to a lawsuit related to disputes with respect to overriding royalty interests in certain of our operated leases in Pinedale, Wyoming. At this time, no determination of the outcome of these claims can

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made, and as no damage claim amount has been asserted by the claimants, we cannot reasonably estimate the potential impact of these claims. We intend to defend this case vigorously, and expect these claims to be resolved in our chapter 11 proceedings. The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

12.    CONCENTRATION OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company’s revenues related to natural gas and oil sales are derived principally from a diverse group of companies, including major energy companies, natural gas utilities, oil refiners, pipeline companies, local distribution companies, financial institutions and end-users in various industries.

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

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or oil sales, nor derivative settlements at December 31, 2016.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2016, the Company had one single customer that represented approximately 10% of its total revenues.

13.    SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to December 31, 2016 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below:

•

On January 17, 2017, we filed a revised plan of reorganization and disclosure statement therefore. On February 8, 2017, we filed a further revised plan of reorganization and disclosure statement therefore. On February 13, 2017, we filed amendments and further revisions to the plan of reorganization we filed on February 8, 2017 and to the disclosure statement therefore. The Court approved our Disclosure Statement on February 13, 2017 and scheduled a hearing to consider confirmation of the Plan for March 14, 2017. On February 21, 2017, the Court signed an amended order approving our Disclosure Statement. The amended order: (1) approves the adequacy of our Disclosure Statement, (2) approves the solicitation and notice procedures related to confirmation of our plan of reorganization, (3) approves the forms of ballots and notices related thereto, (4) approves the rights offering procedures and matters related thereto, (5) schedules certain dates related to our plan confirmation process and Rights Offering, and (6) grants related relief. With respect to the Rights Offering, the amended order

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defines the “Subscription Commencement Date” as February 21, 2017. Accordingly, as will be reflected in the materials to be distributed in connection with the Rights Offering, the Plan Value under the PSA is $6.0 billion.

•

On February 8, 2017, the Debtors obtained a commitment letter from Barclays, pursuant to which, in connection with the consummation of the Plan, Barclays has agreed to provide secured and unsecured financing in an aggregate amount of up to $2.4 billion, consisting of (i) a seven-year senior secured first lien term loan credit facility in an aggregate amount of $600.0 million, (ii) a five-year senior secured first lien revolving credit facility in an aggregate amount of $400.0 million and (iii) senior unsecured bridge loans under senior unsecured bridge facilities in an aggregate amount of up to $1.4 billion.

•

As of January 19, 2017, the Backstop Approval Order was entered by the Bankruptcy Court and the Commitment Premium was fully earned by the Commitment Parties; the order being entered on January 19, 2017 satisfied one of the milestones in the Backstop Agreement. The Commitment Premium will be paid either in the form of new common stock at the Rights Offering Price, if the Plan is consummated as contemplated in the Plan Support Agreement, or in cash if the Backstop Agreement is terminated other than as a result of a material breach by the Commitment Parties. See Note 1 for further details.

•

On April 4, 2016, we received a demand for payment and notice of enforcement from REX in connection with the transportation agreement related to the Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016. On April 14, 2016, REX filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. On August 26, 2016, REX filed a proof of claim with the Bankruptcy Court for $303.3 million. The Company objected to REX’s proof of claim. On January 12, 2017, REX and the Company entered into a settlement agreement resolving REX’s proof of claim. Pursuant to the settlement, we agreed to make a cash payment to REX of $150.0 million six months after the Company emerges from chapter 11, but no later than October 30, 2017, and to provide REX an allowed general unsecured claim under our Plan in that amount. Additionally, in connection with the settlement, we agreed to enter into, with REX, a new seven-year agreement, commencing December 1, 2019, for firm transportation service on the Rockies Express Pipeline, west-to-east, of 200,000 dekatherms per day at a rate of approximately $0.37 per dekatherm, or approximately $26.8 million annually. The settlement with REX has been submitted to the Bankruptcy Court for approval and will be implemented in connection with the plan of reorganization.

•

The Company is a party, with Big West Oil, LLC (“Big West”), to several prepetition contracts (the “Crude Contracts”) for the purchase and sale of crude oil. On April 26, 2016, Big West Oil LLC (“Big West”) and the Company entered into a Temporary Suspension of Contracts and Interim Crude Oil Purchase and Sale Agreement (“Suspension Agreement”), pursuant to which the parties suspended performance under the prepetition contracts. On August 30, 2016, Big West filed a proof of claim with the Bankruptcy Court for $32.6 million. The Company objected to Big West’s proof of claim. On January 20, 2017, Big West and the Company reached an agreement settling and resolving Big West’s proof of claim. Pursuant to the settlement, we agreed to make a cash payment to Big West, within six months of our emergence from chapter 11, of $17.35 million, to provide Big West with an allowed general unsecured claim against all of the Ultra Entities in that amount and that all of our prepetition contracts with Big West, including the Suspension Agreement, would be rejected (with no additional damages other than the $17.35 million payment) in connection with our plan of reorganization. Additionally, in connection with the settlement, we and Big West agreed to enter into two new,

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two-year, contracts for the purchase and sale of crude oil we produce in Wyoming and Utah. The settlement with Big West has been submitted to the Bankruptcy Court for approval and will be implemented in connection with the plan of reorganization.

14.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$159,386	$146,591	$199,253	$215,861	$721,091
Operating expenses	126,868	94,746	99,788	99,313	420,715
Other income (expense), net:
Interest expense (excludes contractual interest expense of $141.5 million for the year ended December 31, 2016)	(49,903)	(16,662)	—	—	(66,565)
Restructuring expenses	(5,579)	(1,569)	(28)	—	(7,176)
Contract settlement	—	—	—	(131,106)	(131,106)
Other income (expense), net	943	2,411	2,124	1,993	7,471

Total other (expense) income, net	(54,539)	(15,820)	2,096	(129,113)	(197,376)
Reorganization items, net	—	(22,183)	(3,109)	(22,211)	(47,503)

Income before income tax (benefit) provision	(22,021)	13,842	98,452	(34,776)	55,497
Income tax (benefit) provision	(190)	(160)	45	(349)	(654)

Net (loss) income	$(21,831)	$14,002	$98,407	$(34,427)	$56,151

Net income (loss) per common share — basic	$(0.14)	$0.09	$0.64	$(0.22)	$0.37

Net income (loss) per common share — fully diluted	$(0.14)	$0.09	$0.64	$(0.22)	$0.36

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$219,309	$207,998	$222,503	$189,301	$839,111
Gain (loss) on commodity derivatives	36,865	(3,646)	9,390	2	42,611
Operating expenses	189,347	188,483	195,339	207,452	780,621
Ceiling test and other impairments	—	—	—	3,144,899	3,144,899
Interest expense	42,668	42,619	43,137	43,494	171,918
Other income (expense), net	(992)	1,827	2,354	903	4,092

Income before income tax provision	23,167	(24,923)	(4,229)	(3,205,639)	(3,211,624)
Income tax provision	(2,022)	(250)	(1,133)	(999)	(4,404)

Net income	$25,189	$(24,673)	$(3,096)	$(3,204,640)	$(3,207,220)

Net income per common share — basic	$0.16	$(0.16)	$(0.02)	$(20.91)	$(20.94)

Net income per common share — fully diluted	$0.16	$(0.16)	$(0.02)	$(20.91)	$(20.94)

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with FASB ASC Topic 932, Oil and Gas Reserve Estimation and Disclosures:

A.     OIL AND GAS RESERVES:

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Vice President — Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering, a Masters of Business Administration and is a licensed Professional Engineer with over 15 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

The estimates of proved reserves and future net revenue as of December 31, 2016, are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

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

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the year ended December 31, 2016, 2015 and 2014 in this annual report. For the year ended December 31, 2013, the Company engaged NSAI to prepare the reserve estimates for all of the Company’s assets in Wyoming and Pennsylvania in this annual report. Due to the timing of the closing of the acquisition in Utah in December 2013 relative to the timing of preparing annual corporate reserves, the Company’s Reservoir Engineering Department prepared the proved reserve estimates for its Utah assets for the year ended December 31, 2013, which were prepared in accordance with the Company’s internal controls and SEC regulations and represented less than 2% of estimated proved reserves as of December 31, 2013.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Sean A. Martin and Mr. Philip R. Hodgson. Mr. Martin, a Licensed Professional Engineer in the State of Texas (No. 125354), has been practicing consulting petroleum engineering at NSAI since 2014 and has over 7 years of prior industry experience. He graduated from graduated from University of Florida in 2007 with a Bachelor of Science Degree in Chemical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 14 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Since January 1, 2016, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited tables as of December 31, 2016, 2015 and 2014 reflect estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2016, 2015 and 2014. All such reserves are located in the Green River Basin in Wyoming, the Uinta Basin in Utah and the Appalachian Basin of Pennsylvania.

B.    ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)
Reserves, December 31, 2013	34,119	3,409,742	—
Extensions, discoveries and additions	34,275	866,513	210
Sales	—	(239,290)	—
Acquisitions	9,381	1,345,964	21,740
Production	(3,409)	(228,517)	—
Revisions	(6,600)	(323,218)	43

Reserves, December 31, 2014	67,766	4,831,194	21,993

Extensions, discoveries and additions	166	17,415	3
Sales	—	—	—
Acquisitions	—	—	—
Production	(3,533)	(268,954)	—
Revisions	(42,224)	(2,243,375)	(12,156)

Reserves, December 31, 2015	22,175	2,336,280	9,840

Extensions, discoveries and additions	3,519	251,634	530
Sales	—	—	—
Acquisitions	—	—	—
Production	(2,912)	(264,278)	—
Revisions	(1,307)	(2,023)	(467)

Reserves, December 31, 2016	21,475	2,321,613	9,903

	United States
	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)
Proved:
Developed	20,566	1,777,267	—
Undeveloped	13,553	1,632,475	—

Total Proved — 2013	34,119	3,409,742	—

Developed	28,481	2,245,004	9,118
Undeveloped	39,285	2,586,190	12,875

Total Proved — 2014	67,766	4,831,194	21,993

Developed	22,175	2,336,280	9,840
Undeveloped	—	—	—

Total Proved — 2015	22,175	2,336,280	9,840

Developed	21,475	2,321,613	9,903
Undeveloped	—	—	—

Total Proved — 2016	21,475	2,321,613	9,903

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in proved developed reserves:    During 2016, substantially all of our extensions and discoveries in the proved developed category were attributable to wells drilled in 2016.

Changes in proved undeveloped reserves:    As of December 31, 2016 and 2015, the Company did not include PUD reserves in its total proved reserve estimates due to uncertainty regarding its ability to continue as a going concern and the availability of capital that would be required to develop the PUD reserves.

NGLs:    During 2014, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017. These contracts provide for an annual election to process NGLs, and the Company elected not to process NGLs in 2017.

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

In addition, as a part of our internal controls for determining a plan to develop our proved reserves each year, we consider whether we have the financial capability to develop proved undeveloped reserves. This year, because substantial doubt exists about our ability to continue as a going concern, we lack the required degree of certainty that we have the ability to fund a development plan. Therefore, as of December 31, 2016, we did not book any PUD reserves. As of February 22, 2017, the Company has 5 rigs running in the Pinedale field (4 operated, 1 non-operated) and, subject to available capital, intends to continue drilling and completing wells. We expect to report PUD reserves in future filings if we determine that we have the financial capability to execute a development plan.

C.    STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2016, 2015 and 2014 was $2.07, $2.21 and $4.32 per Mcf, respectively, for natural gas, and $37.90, $42.36 and $80.62 per barrel, respectively, for oil and condensate. During 2014, the Company acquired contracts related to NGLs providing the opportunity to realize the benefit of the NGLs from the gas it produces beginning in 2017. These contracts provide for an annual election to process NGLs, and the Company elected not to process NGLs in 2017. For 2016 and 2015, the average sales price utilized for purposes of estimating the Company’s proved reserves and future net revenues associated with NGLs was $19.17 and $20.61 per barrel, respectively. The prices utilized in the reserve report are based upon the average of prices in effect on the first day of the month for the preceding twelve month period.

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

	As of December 31,
	2016	2015	2014
Future cash inflows	$5,812,234	$6,312,095	$27,331,391
Future production costs	(2,665,082)	(3,006,265)	(8,627,657)
Future development costs	(355,923)	(358,848)	(3,859,385)
Future income taxes	—	—	(3,898,355)

Future net cash flows	2,791,229	2,946,982	10,945,994
Discount at 10%	(1,100,283)	(1,081,333)	(5,712,511)

Standardized measure of discounted future net cash flows	$1,690,946	$1,865,649	$5,233,483

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31,
	2016	2015	2014
Standardized measure, beginning	$1,865,649	$5,233,483	$3,187,969
Net revisions of previous quantity estimates	(9,623)	(2,126,998)	(603,795)
Extensions, discoveries and other changes	209,603	15,254	1,787,643
Sales of reserves in place	—	—	(398,506)
Acquisition of reserves	—	—	2,552,491
Changes in future development costs	11,556	1,618,068	(1,013,652)
Sales of oil and gas, net of production costs	(454,725)	(550,879)	(949,389)
Net change in prices and production costs	(72,939)	(6,996,416)	1,010,052
Development costs incurred during the period that reduce future development costs	22,523	548,112	342,987
Accretion of discount	186,565	709,736	413,177
Net changes in production rates and other	(67,663)	1,551,413	(175,419)
Net change in income taxes	—	1,863,876	(920,075)

Aggregate changes	(174,703)	(3,367,834)	2,045,514

Standardized measure, ending	$1,690,946	$1,865,649	$5,233,483

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

E.    COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2016	2015	2014
United States
Property Acquisitions:
Unproved	$983	$13,845	$26,106
Proved	—	—	895,179
Exploration*	224,277	18,164	197,664
Development	44,300	461,458	382,984

Total	$269,560	$493,467	$1,501,933

*	Exploration costs (as defined in Regulation S-X) includes costs spent on development of unproved reserves in the Pinedale Field.

F.    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2016	2015	2014
United States
Oil and gas revenue	$721,091	$839,111	$1,230,020
Production expenses	(266,366)	(288,231)	(280,631)
Depletion and depreciation	(125,121)	(401,200)	(292,951)
Ceiling test and other impairments	—	(3,144,899)	—
Income tax benefit (expense)	83,112	(9,841)	3,736

Total	$412,716	$(3,005,060)	$660,174

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.    CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2016	2015
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$10,752,642	$10,480,165
Less: accumulated depletion, depreciation and amortization	(9,742,176)	(9,629,020)

	1,010,466	851,145
Unproven Properties:

	$1,010,466	$851,145

16.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the financial statements of Ultra Petroleum Corp. (the “Parent Company”), which are included to provide additional information with respect to the Parent Company’s results of operations, financial position and cash flows on a stand-alone basis:

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
General and administrative expense	$650	$308	$261
Other income (expense):
Interest expense (excludes contractual interest expense of $52.4 million for the year ended December 31, 2016)	(26,590)	(81,069)	(42,996)
Income (loss) from unconsolidated affiliates	157,450	(3,152,078)	558,634
Guarantee fee income	6,073	23,029	23,045
Other expense	(64,888)	(1,684)	(1,324)
Reorganization items, net	(15,827)	—	—

Income (loss) before income taxes	55,568	(3,212,110)	537,098
Income tax benefit	(583)	(4,890)	(5,753)

Net income (loss)	$56,151	$(3,207,220)	$542,851

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED BALANCE SHEET

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,009	$523
Accounts receivable from related companies	29,939	64,542
Other current assets	2,100	5,150

Total current assets	35,048	70,215
Other non-current assets	—	24,197

Total assets	$35,048	$94,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,283,232
Interest payable	—	14,166
Accrued and other current liabilities	47	—

Total current liabilities	47	1,297,398
Advances from unconsolidated affiliates	1,623,414	1,788,951
Total liabilities not subject to compromise	1,623,461	3,086,349
Liabilities subject to compromise	1,339,739	—
Total shareholders’ deficit	(2,928,152)	(2,991,937)

Total liabilities and shareholders’ equity	$35,048	$94,412

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Net cash (used in) operating activities	$(21,309)	$(101,277)	$(35,818)

Investing Activities:
Investment in subsidiaries	—	—	(850,000)
Dividends received	24,089	96,297	52,741

Net cash provided by (used in) investing activities	24,089	96,297	(797,259)

Financing activities:
Proceeds from issuance of Senior Notes	—	—	850,000
Deferred financing costs	—	6	(13,245)
Repurchased shares/net share settlements	43	—	(6,471)
Shares re-issued from treasury	(337)	4,725	2,936

Net cash (used in) provided by financing activities	(294)	4,731	833,220

Increase (decrease) in cash during the period	2,486	(249)	143
Cash and cash equivalents, beginning of period	523	772	629

Cash and cash equivalents, end of period	$3,009	$523	$772

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 60 of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2016.

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

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2016.

Item 13.    Certain Relationships, Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2016.

Item 14.    Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2016.

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

10.11

Purchase and Sale Agreement dated August 13, 2014 between Ultra Petroleum Corp. and SWEPI LP (incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the SEC on August 19, 2014).

10.12

Second Amendment to Employment Agreement dated February 24, 2016 but effective for all purposes as of February 16, 2016 by and between Ultra Petroleum Corp. and Michael D. Watford (incorporated by reference from Exhibit 10.17 of the Company’s Report on Form 10-K filed with the SEC on February 29, 2016).

10.13

Ultra Petroleum Corp. 2016 Key Employee Incentive Plan adopted effective January 1, 2016 by Ultra Petroleum Corp. (incorporated by reference from Exhibit 10.18 of the Company’s Report on Form 10-K filed with the SEC on February 29, 2016).

10.14

Limited Waiver Agreement, dated as of March 1, 2016, by and among Ultra Petroleum Corp., Ultra Resources, Inc., UP Energy Corporation, JPMorgan Chase Bank N.A., as administrative agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on March 2, 2016).

10.15

Waiver and Amendment to Master Note Purchase Agreement, Notes and Supplement, dated as of March 1, 2016, by and among Ultra Resources, Inc. and the holders of the unsecured senior notes issued by Ultra Resources under the Master Note Purchase Agreement, dated as of March 6, 2008 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on March 2, 2016).

10.16

Plan Support Agreement dated November 21, 2016, by and among Ultra Petroleum Corp. and the other Ultra Entities, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on November 22, 2016).

10.17

Backstop Commitment Agreement dated November 21, 2016, by and among Ultra Petroleum Corp. and the other Ultra Entities, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on November 22, 2016).

10.18

Commitment Letter dated as of February 8, 2017, by and among Ultra Resources, Inc. and Barclays Bank PLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 9, 2017).

10.19

First Amendment to Plan Support Agreement effective as of February 10, 2017, by and among Ultra Petroleum Corp. and the other Debtors, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 15, 2017).

*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2016.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman of the Board,
Chief Executive Officer, and President

Date: February 22, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 22, 2017

/s/ Garland R. Shaw Garland R. Shaw	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2017

/s/ Maree K. Delgado Maree K. Delgado	Corporate Controller (principal accounting officer)	February 22, 2017

/s/ W. Charles Helton W. Charles Helton	Director	February 22, 2017

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 22, 2017

/s/ Roger A. Brown Roger A. Brown	Director	February 22, 2017

/s/ Michael J. Keeffe Michael J. Keeffe	Director	February 22, 2017

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.2	By-Laws of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.3	Articles of Amendment to Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K/A for the period ended December 31, 2005)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
4.2	Form 8-A filed with the Securities and Exchange Commission on July 23, 2007.
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

10.11

Purchase and Sale Agreement dated August 13, 2014 between Ultra Petroleum Corp. and SWEPI LP (incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the SEC on August 19, 2014).

Exhibit Number	Description
10.12

Second Amendment to Employment Agreement dated February 24, 2016 but effective for all purposes as of February 16, 2016 by and between Ultra Petroleum Corp. and Michael D. Watford (incorporated by reference from Exhibit 10.17 of the Company’s Report on Form 10-K filed with the SEC on February 29, 2016).

10.13

Ultra Petroleum Corp. 2016 Key Employee Incentive Plan adopted effective January 1, 2016 by Ultra Petroleum Corp. (incorporated by reference from Exhibit 10.18 of the Company’s Report on Form 10-K filed with the SEC on February 29, 2016).

10.14

Limited Waiver Agreement, dated as of March 1, 2016, by and among Ultra Petroleum Corp., Ultra Resources, Inc., UP Energy Corporation, JPMorgan Chase Bank N.A., as administrative agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on March 2, 2016).

10.15

Waiver and Amendment to Master Note Purchase Agreement, Notes and Supplement, dated as of March 1, 2016, by and among Ultra Resources, Inc. and the holders of the unsecured senior notes issued by Ultra Resources under the Master Note Purchase Agreement, dated as of March 6, 2008 (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on March 2, 2016).

10.16

Plan Support Agreement dated November 21, 2016, by and among Ultra Petroleum Corp. and the other Ultra Entities, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on November 22, 2016).

10.17

Backstop Commitment Agreement dated November 21, 2016, by and among Ultra Petroleum Corp. and the other Ultra Entities, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on November 22, 2016).

10.18

Commitment Letter dated as of February 8, 2017, by and among Ultra Resources, Inc. and Barclays Bank PLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 9, 2017).

10.19

First Amendment to Plan Support Agreement effective as of February 10, 2017, by and among Ultra Petroleum Corp. and the other Debtors, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 15, 2017).

*23.1	Consent of Netherland, Sewell & Associates, Inc.
*23.2	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2016.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.