Form 10-K/A
period 2016-12-31
ULTRA PETROLEUM CORP
filed 2017-04-26
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33614

ULTRA PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Yukon, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 North Sam Houston Parkway East, Suite 1200, Houston, Texas	77060
(Address of principal executive offices)	(Zip code)

(281) 876-0120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, without par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $269,948,228 as of June 30, 2016 (based on the last reported sales price of $1.76 of such stock on the OTC on such date).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☒    NO  ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 21, 2017 was 197,099,764 (including 2,108,108 restricted stock units that are expected to convert into common shares on a one-for-one basis).

Documents incorporated by reference: None

EXPLANATORY NOTE

Ultra Petroleum Corp. (“we,” “us,” “our,” “Ultra,” “Ultra Petroleum,” or the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2016 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC” or the “Commission”) on February 22, 2017. In the Original Filing, the Company indicated its intention to incorporate by reference the information required by Part III in Form 10-K from the definitive proxy statement it anticipated filing with the Commission prior to the annual meeting of shareholders it anticipated holding at that time. The Company no longer anticipates filing a definitive proxy statement with the Commission before 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the Company is now filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) solely to disclose the Part III information and update Item 15 of Part IV.

In addition, as previously disclosed, on April 29, 2016, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of Texas under the caption In re Ultra Petroleum Corp., et al., Case No. 16-32202 (MI). On March 14, 2017, the Bankruptcy Court entered its Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Confirmation Order”), which approved and confirmed our second amended joint chapter 11 plan of reorganization (the “Plan”), as modified by the Confirmation Order. On April 12, 2017 (the “Plan Effective Date”), the Plan became effective in accordance with its terms and we and our subsidiaries emerged from chapter 11. Accordingly, Item 15 of Part IV has been amended to reflect the amendment or termination of previously filed agreements and instruments and, where applicable, the entry by the Company, or where applicable, its subsidiaries, into new agreements and instruments. Additionally, Item 15 of Part IV is also being amended to reflect the filing of the currently dated certifications in accordance with the SEC rules.

This Amended Filing does not change, update or supplement the previously reported financial statements or any of the other disclosures contained in Part I and Part II of the Original Filing, except to the extent expressly set forth in this Amended Filing.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The names, ages and positions of the members of the Company’s board of directors (the “Board”) and the Company’s executive officers, together with certain information concerning each of them as of April 21, 2017 is set forth below. Please refer to the “Beneficial Ownership of Securities – Security Ownership of Certain Beneficial Owners and Management” table for a summary of the number of common shares owned by those of our current directors and executive officers who held their positions as of April 21, 2017.

With respect to our Board, as previously disclosed, on the Plan Effective Date, by operation of the Plan, our Board consists of the seven members described below, who are one class of directors and who will serve terms expiring the later of two years or the date on which a successor to such director is elected. Beginning with the annual meeting of our shareholders that occurs after the second anniversary of the Plan Effective Date, our directors will be elected for terms extending only until the next annual meeting.

With respect to our executive officers, each executive officer has been appointed to serve until his successor is duly appointed or elected by the Board or his earlier removal or resignation from office.

Name	Age	Position with the Company	Position Since
Michael D. Watford	63	Chairman of the Board, CEO, President and Director	1999
W. Charles Helton	75	Director	1994
Stephen J. McDaniel	55	Director	2006
Roger A. Brown	72	Director	2007
Michael J. Keeffe	65	Director	2012
Neal P. Goldman	47	Director	2017
Alan J. Mintz	55	Director	2017
Garland R. Shaw	54	Senior Vice President and Chief Financial Officer	2014
Brad Johnson	45	Senior Vice President, Operations	2014
Kent Rogers	60	Vice President, Drilling and Completions	2012
Patrick Ash	38	Vice President, Development	2016
Garrett B. Smith	44	Vice President, General Counsel and Corporate Secretary	2016

Mr. Michael D. Watford was appointed Chairman, President and Chief Executive Officer of Ultra Petroleum Corp. in 1999. Prior to joining Ultra Petroleum, Mr. Watford served as Chief Executive Officer of Nuevo Energy Company from 1994 to 1998. Mr. Watford has enjoyed a full range of domestic and international industry experiences in the exploration and production, downstream refinery and chemicals businesses and managed product marketing, processing, and pipeline businesses while working over his 42-year career. Mr. Watford has held various management positions for a number of energy companies including Shell Oil, Superior Oil, Meridian Oil (Burlington Resources), Torch Energy, and Nuevo Energy. Mr. Watford attended the University of Florida where he earned his undergraduate degree in Finance in 1975. While working for Shell Oil, he attended night school at the University of New Orleans where he earned his MBA in 1978. He is on the Board of Directors of Axip Energy Services, and he is a member of the National Petroleum Council, an oil and natural gas advisory committee to the U.S. Secretary of Energy. He also serves as a voting member on the Board of Trustees for Northwest Assistance Ministries.

Dr. W. Charles Helton has been a director of the Company since August 1994. Dr. Helton is a medical doctor and has been the President, Chief Financial Officer and a director of Enterprise Exploration & Production Inc., a private oil and gas exploration and development company, for more than the past five years. Dr. Helton has extensive historical knowledge about the Company.

Mr. Stephen J. McDaniel has been a director on our Board since July 2006. Mr. McDaniel also previously served as a director of Midstates Petroleum Company, Inc. (NYSE MKT:MPO), where he was previously President and Chief Executive Officer and non-executive Chairman. Since 2013, Mr. McDaniel has served on the Executive Board of the Lone Star Chapter of Big Brothers Big Sisters. His previous experience included approximately ten years of oil and gas investment banking, the majority of which was with Merrill Lynch where he held the position of Managing Director. He began his career with Conoco in 1983 where he held a variety of engineering, operations, and business development positions.

Mr. Roger A. Brown has been a director of the Company since 2007. Prior to his retirement in 2007, Mr. Brown was Vice President of Strategic Initiatives for Smith International, Inc. (acquired by Schlumberger in 2010) from 2005 to 2007 and President of Smith Technologies, a division of Smith International, Inc., from 1998 to 2005. Prior to his 30 year career in oilfield services, Mr. Brown was a practicing attorney for eight years. He holds a Bachelor of Science, Economics, History and Political Science and a J.D. all from the University of Oklahoma. Mr. Brown currently serves on the Board of McDermott International Inc. (NYSE:MDR).

Mr. Michael J. Keeffe has been a director of the Company since 2012. Prior to his retirement in 2011, Mr. Keeffe was a Senior Audit Partner with Deloitte & Touche LLP. He has 35 years of public accounting experience at Deloitte & Touche directing financial statement audits of public companies, principally in the oil field service and engineering and construction industries, most with significant international operations. He also served as a senior risk management and quality assurance partner in the firm’s consultation network. He is a Certified Public Accountant and holds a Bachelor of Arts and a Master of Business Administration from Tulane University. Mr. Keeffe currently serves on the Board of Gulf Island Fabrication, Inc. (NASDAQ:GIFI).

Mr. Neal P. Goldman has been a director on our Board since the Plan Effective Date. Mr. Goldman is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, turnaround consulting, strategic planning, and special situation investments. Mr. Goldman was a Managing Director at Och Ziff Capital Management, L.P. from 2014 to 2016 and a Founding Partner of Brigade Capital Management, LLC from 2007 to 2012. Mr. Goldman has served on the board of directors of Midstates Petroleum Company, Inc. (NYSE MKT:MPO) and Stone Energy Corporation (NYSE:SGY) since October 2016 and February 2017, respectively. He holds a Bachelor of Arts from the University of Michigan and a Master of Business Administration from the University of Illinois.

Mr. Alan J. Mintz has been a director on our Board since the Plan Effective Date. He is a Managing Principal of Stone Lion. Mr. Mintz co-founded Stone Lion in August 2008 and launched the Stone Lion Funds in November 2008, as the Co-Director of Tudor’s Distressed Debt Group (2008-2010). Prior to joining Tudor in June 2008, Mr. Mintz was employed by Bear Stearns (1997-2008) where he served as a Senior Managing Director, a Global Co-Head of Distressed Debt Trading and Proprietary Investments and the Director of Distressed Research. Mr. Mintz also served as a member of the President’s Advisory Council of Bear Stearns (2006-2008) and as a board member of various Bear Stearns’ portfolio companies. Prior to his employment with Bear Stearns, Mr. Mintz worked at Policano & Manzo (1990-1997) as Restructuring Advisor for financially troubled companies. He also was employed by Meisel Tuteur Turkel Lewis & Co. (1989-1990) as Director of Taxation and by Arthur Andersen & Co. (1983-1989) as a Senior Manager. Mr. Mintz received a Bachelor of Arts from Boston University in 1983.

Mr. Garland R. Shaw joined Ultra Petroleum in 2006 as Corporate Controller, was named Vice President and Controller in January 2013, and has been our Senior Vice President and Chief Financial Officer since August 1, 2014. He has over 32 years of experience in the oil and natural gas industry, including accounting, financial analysis, and economic evaluation for large multi-national energy companies. Mr. Shaw earned an undergraduate degree in Accounting from Oklahoma State University and holds a Master of Business Administration from the University of Dallas. He is a Certified Public Accountant in the state of Texas.

Mr. Brad Johnson joined Ultra Petroleum in 2008 as Director, Reservoir Engineering and Planning, before being named Vice President, Reservoir Engineering and Development in 2011. Effective April 1, 2014, he was promoted to Senior Vice President, Operations. He has over 20 years of industry experience including operations, engineering, acquisitions, project management and corporate planning. Mr. Johnson has also led multi-disciplinary teams that included engineering, geology, geophysics and land professionals. Prior to joining Ultra, Mr. Johnson was employed by Anadarko Petroleum for 13 years where he served in various engineering and leadership roles in several assets located in onshore North America, shelf and deep water Gulf of Mexico and in Algeria. Mr. Johnson earned a Bachelor of Science in Petroleum Engineering from Texas A&M University and an M.S. in Petroleum Engineering from the University of Texas. He is a member of the Society of Petroleum Engineers and is a licensed professional engineer in Texas, Colorado, Wyoming and Pennsylvania.

Mr. Kent Rogers joined Ultra Petroleum in 2005 as Senior Drilling Engineer earning roles with increasing responsibility culminating in his appointment to Vice President, Drilling and Completions in 2012. He has over 34 years of industry experience in all aspects of oil and gas operations in both domestic and international producing basins. He obtained a Bachelor of Science in Petroleum Engineering from the University of Oklahoma and is a member of the Society of Petroleum Engineers.

Mr. Patrick Ash joined Ultra Petroleum in 2011 as Asset Manager, Wyoming and was promoted to Director, Reservoir Engineering in 2014. In 2016, he was appointed Vice President, Development. Prior to joining Ultra, Mr. Ash was employed at Encana, NFR Energy, and Devon Energy in various upstream leadership and technical roles. Mr. Ash is a licensed professional engineer in Texas. He earned a Bachelor of Science in Petroleum Engineering from Texas A&M University and a Master of Business Administration from Washington University in St. Louis.

Mr. Garrett B. Smith joined the Company in 2009 as Senior Attorney and Corporate Secretary, and in 2016 he was appointed Vice President, General Counsel and Corporate Secretary. He has over 15 years of legal experience in the oil and gas industry, including serving as general counsel for Leor Energy and as an associate at Bracewell LLP. Mr. Smith holds a Bachelor of Arts from the University of Northern Iowa and a J.D. from the University of Colorado.

SECTION 16(a) – BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common shares and other equity securities.

To our knowledge, based solely on a review of the copies of such Section 16(a) reports furnished to us and written representations that no other reports were required, we believe all reporting obligations of our officers, directors and greater than ten percent shareholders under Section 16(a) were satisfied during the year ended December 31, 2016.

CORPORATE GOVERNANCE

Statement of Corporate Governance Practices

We have long believed that good corporate governance is important to ensure our business is managed for the long-term benefit of our shareholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and to the practices of other public companies. We also continuously review the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002 and all new and proposed rules of the Securities and Exchange Commission. In connection with our recent listing of our common stock on The NASDAQ Global Select Market (“NASDAQ”), we do and will also continuously review the NASDAQ listing and compliance standards.

Corporate Governance Guidelines. We have adopted Corporate Governance Guidelines to assist the Board in the exercise of its responsibilities. These Guidelines are interpreted in the context of all applicable laws and our Certificate of Continuance, Articles of Incorporation, By-laws and other corporate governance documents. The Guidelines are intended to serve as a flexible framework within which the Board may conduct its business and not as a set of legally binding obligations. The Guidelines are available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Guidelines at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Code of Business Conduct and Ethics. In April 2017, in connection with our emergence from chapter 11 and the listing of our shares on NASDAQ, our Board adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees. As of the date of this report, our Board has not granted any waivers to the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available free of charge on our website at http://www.ultrapetroleum.com. You may also request a copy of the Code of Business Conduct and Ethics at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120. Any amendments to or waivers of the Code of Conduct and Business Ethics will be disclosed and posted on our website as required by applicable rules or regulations.

Mandate of the Board and Role in Risk Oversight

Our Board of Directors has explicitly acknowledged its responsibility for the management of our business and affairs and to act with a view to our best interests. The mandate of the Board includes, among other matters: the adoption of a strategic planning process; the assessment of management performance, considering succession planning, and taking responsibility for appointing, training and monitoring senior management; establishing a policy to facilitate communications with shareholders and others involved with us; and addressing the integrity of our internal control and management information systems.

While our full board of directors, with input from each of its committees, oversees our management of risks, our management team is responsible for our day-to-day risk management process. Our Audit Committee reviews, with management as well as our internal and external auditors, our business risk management process, including the adequacy of our overall control environment and controls in selected areas representing significant financial and business risk. It receives reports from management at least quarterly regarding management’s assessment of various risks and considers the impact of risk on our financial position and the adequacy of our risk-related internal controls. In addition, each committee of our Board of Directors as well as senior management reports regularly to our full Board regarding risks we face and the steps taken to mitigate those risks.

Our Board of Directors met formally 12 times during the fiscal year ended December 31, 2016. During 2016, all directors attended 100% of the Board meetings either in person or telephonically. In addition, each committee member attended 100% of the committee meetings that occurred during 2016. Two of our directors attended our annual meeting in 2016. We do not currently have a formal policy regarding directors attending our annual meeting.

Board of Directors’ Leadership Structure

Michael D. Watford is our Chief Executive Officer, and Chairman of our Board of Directors. He has served in those positions since January 1999. He is also one of our largest shareholders, controlling over two million shares of our common stock. We believe our chief executive who is active in the business, as has been the case with Mr. Watford for more than the past 18 years, and who controls a substantial percentage of our common stock, should hold both the chief executive and the chairman roles. In addition, we believe our leadership structure provides strong, visible, unified leadership for our shareholders, our Board and our management team. During 2012, the Board appointed Dr. Helton as the lead independent director of our Board.

Communication with the Board of Directors

We have provided our shareholders and other interested parties a direct and open line of communication to our Board: shareholders and other interested persons may communicate with the Chairman of our Audit Committee or with our non-management directors as a group by written communications addressed in care of Corporate Secretary, Ultra Petroleum Corp., 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060. Communications received in accordance with these procedures will be reviewed initially by our senior management and relayed to the appropriate director or directors unless it is determined the communication (i) does not relate to our business or affairs or the functioning or constitution of our Board of Directors or any of its committees; (ii) relates to routine or insignificant matters that do not warrant the attention of the Board; (iii) is an advertisement or other commercial solicitation or communication; (iv) is frivolous or offensive; or (v) is otherwise not appropriate for delivery to directors. Any director who receives such a communication will have discretion to determine whether the subject matter should be brought to the attention of the full Board or one or more of its committees and whether any response to the person sending the communication is appropriate. Any such response will be made only in accordance with applicable law and regulations relating to the disclosure of information. Our Corporate Secretary will retain copies of all communications received pursuant to these procedures for a period of at least one year. The Board of Directors will review the effectiveness of these procedures from time to time and, if appropriate, recommend changes.

Board Committees

Our Board has three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Board may add new committees or remove existing committees as it deems advisable for purposes of fulfilling its primary responsibilities. Each committee will perform its duties as assigned by the Board of Directors in compliance with our by-laws. The committees and their mandates are outlined below.

Audit Committee. The purpose of the Audit Committee is to oversee the integrity of our financial statements and disclosures, our compliance with legal and regulatory requirements, the qualifications, independence and performance of our independent auditors, the performance of our internal audit function and independent auditors, our internal control systems, and our procedures for monitoring compliance with our Code of Business Conduct and Ethics. The principal function of the Audit Committee is to assist our Board of Directors in the areas of financial reporting and accounting integrity. As such, it meets periodically with the independent auditors and management, including each in executive session. Management is solely responsible for our financial statements and the financial reporting process, including the system of internal controls. Our independent auditors are responsible for expressing an opinion on the conformity of these financial statements, in all material respects, with accounting principles generally accepted in the United States of America.

Our Audit Committee is responsible for retaining and compensating our independent auditors. The Audit Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by our independent auditors. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting.

All requests or applications for the independent auditor to provide services to us must be submitted to the Audit Committee by the independent auditor and management and must state whether, in the view of the submitting party, the request or application is consistent with applicable laws, rules and regulations relating to auditor independence. In the event that any member of management or the independent auditor becomes aware that any services are being, or have been, provided to us by the independent auditor without the requisite pre-approval, such individual must immediately notify the Chief Financial Officer, who must promptly notify the Chairman of the Audit Committee and appropriate management so that prompt action may be taken to the extent deemed necessary or advisable.

For meetings held during 2016, the Audit Committee was comprised of Messrs. Keeffe, McDaniel, Helton and Brown. Mr. Keeffe served as Chairman of our Audit Committee during 2016. The Board has affirmatively determined that each of the members is financially literate, and each of the members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the committee. Additionally, our Board has determined that Mr. McDaniel and Mr. Keeffe are each an “audit committee financial expert.”

The Audit Committee held four meetings during 2016, and all members attended all meetings during the year. The Audit Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. Copies may also be obtained on request, at no cost, from Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Compensation Committee. The purpose of our Compensation Committee is to assist the Board in the discharge of its fiduciary responsibilities relating to the compensation of our Chief Executive Officer and other executives, approve and administer our incentive compensation plans, establish targets and measure performance against those targets, and prepare an annual report on executive compensation. For meetings held during 2016, the members of our Compensation Committee were Messrs. Helton, McDaniel, Brown and Keeffe. Dr. Helton served as Chairman of our Compensation Committee during 2016. Each of the members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the committee. Our Compensation Committee held five meetings during 2016, and all members attended all meetings during the year. The Compensation Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. Copies may also be obtained on request, at no cost, from Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee (“Nominating Committee”) is to identify and recommend to the Board individuals qualified to be nominated for election to the Board, recommend to the Board the members and Chairperson for each Board committee, and periodically review and assess our Corporate Governance Principles and Code of Business Conduct and Ethics and make recommendations for changes thereto to the Board. Each of the members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the committee. During 2016, this Committee was comprised of Messrs. Brown, Helton, McDaniel, and Keeffe. Mr. Brown served as Chairman of the Nominating Committee during 2016. The Nominating Committee met once during 2016, and all members attended the meeting. In accordance with our Corporate Governance Principles and with the Nominating Committee’s Charter, the Nominating Committee performs the functions listed above, which includes an assessment of whether our Board has the necessary diversity of skills, backgrounds, and experiences to meet our ongoing needs. The Nominating Committee Charter is available free of charge to the public in print or on our website at http://www.ultrapetroleum.com. Copies may also be obtained on request, at no cost, from Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Identifying and Evaluating Director Nominees.

The Board has established certain criteria that it and the Nominating Committee use as guidelines in considering nominations to our Board. The criteria include: personal characteristics, including such matters as integrity, age, education, financial independence, diversity of background, gender and ethnic diversity, skills and experience, absence of potential conflicts of interest with us and our operations, willingness to exercise independent judgment, and the availability and willingness to devote sufficient time to the duties as one of our directors; experience in corporate management; experience as a board member of another company; practical and mature business judgment; and in the case of an incumbent director, past performance on our Board. The criteria are not exhaustive and the Board of Directors and the Nominating Committee may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve on our Board. Our goal is to assemble a board of directors with a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board of Directors and the Nominating Committee also consider candidates with appropriate non-business backgrounds.

The Board and our Nominating Committee believe that, based on their knowledge of our corporate governance principles and the needs and qualifications of the Board at any given time, the Board, with the help of the Nominating Committee, is best equipped to select nominees that will result in a well-qualified and well-rounded board of directors. Accordingly, it is the policy of the Board not to accept unsolicited nominations from shareholders, provided that as previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, the Company added Neal P. Goldman and Alan J. Mintz to the Board as new, independent, non-executive members pursuant to recommendations from the backstop commitment parties.

In making its nominations for membership on the Board, the Board and the Nominating Committee identify nominees by first evaluating the current members of the Board willing to continue their service. Current members with qualifications and skills that are consistent with the criteria for Board service are re-nominated. As to new candidates, the Board and the Nominating Committee members discuss among themselves and members of management their respective recommendations. The Board and the Nominating Committee may also review the composition and qualification of the boards of directors of our competitors, seek input from industry experts or analysts and commission a formal director search to help identify qualified candidates. The Board and the Nominating Committee review the qualifications, experience and background of the candidates. Final candidates are interviewed by the independent directors and executive management. In making determinations, the Board and the Nominating Committee evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best represent shareholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the Board of Directors slates the nominees. The Nominating Committee, and the Board as a whole, believes each slated nominee possesses some or all of the desired qualifications and attributes.

Procedures and Processes for Determining Director and Executive Officer Compensation

Information about our Compensation Committee’s procedures and processes for making compensation determinations is provided in the “Compensation Discussion and Analysis” section of this Amended Filing.

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks nor insider (employee) participation during 2016.

Item 11.	Executive Compensation

This section discusses our compensation objectives and outlines the decisions regarding 2016 compensation for our named executive officers and the rationales behind those decisions.

Our Named Executive Officers

Name	Title
Michael D. Watford	Chairman, President and Chief Executive Officer
Brad Johnson	Senior Vice President, Operations
Garland R. Shaw	Senior Vice President and Chief Financial Officer
Kent Rogers	Vice President, Drilling and Completion
Patrick Ash	Vice President, Development

Executive Summary

We are an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. Our principal business activities include the development of natural gas reserves in the Green River Basin, specifically the Pinedale and Jonah fields, in southwest Wyoming, development of oil reserves in the Uinta Basin in northeast Utah and development of natural gas reserves in the Appalachian Basin in north-central Pennsylvania. We are focused on creating value by developing our multi-year inventory of low-risk, repeatable and predictable drilling opportunities. We seek to increase reserves, production and cash flow in an economically efficient manner by leveraging our technical expertise to maximize our recoveries while maintaining an industry leading low-cost structure. In addition to the foregoing, as noted above, during 2016 we also focused on our in-court restructuring process.

Compensation Program

Our compensation program is designed to attract, retain, and motivate employees in order to effectively execute our business strategy, including, during 2016, operating our business as efficiently and productively as possible and successfully pursuing our in-court restructuring.

What We Do

☑	Pay for performance – We link pay to performance. We set clear financial and operational goals for corporate performance, and we differentiate on individual achievements so that a substantial component of our executive compensation is not guaranteed. During 2016, our executive officer compensation also included performance goals based on in-court restructuring milestones.

☑	Mitigate undue risk – We mitigate undue risk associated with compensation by using multiple performance targets and joint Board and management processes to identify risk.

☑	Share ownership guidelines – We have adopted share ownership guidelines for our executive officers and directors, and we plan to continue with these guidelines now that our in-court restructuring is behind us.

☑	Reasonable post-employment/change in control provisions – We believe we have reasonable post-employment and change of control provisions that generally apply to executive officers in the same manner as the applicable broader employee population.

☑	Independent compensation firm – Every other year, our Compensation Committee uses an independent compensation consulting firm which provides no other services to us or our management.

What We Don’t Do

☒	No tax gross-ups
☒	No repricing of underwater stock options
☒	No cash buyout of underwater options
☒	No short sales, puts or calls by executive officers or directors permitted

Process for Determining Executive Compensation

Participants in the Decision-Making Process

PARTICIPANT	ROLE
Compensation Committee

•    Assists the Board in the discharge of its fiduciary responsibilities related to the fair and competitive compensation of our executive officers

•    Our Compensation Committee is composed entirely of independent (non-executive) members of our Board of Directors

•    Oversees executive compensation programs, policies and practices

•    Determines all compensation for our named executive officers including base salary, individual awards, and performance targets for incentive compensation

•    Maintains exclusive authority to retain our independent compensation consultant

Chief Executive Officer and Management

•    Provide the Compensation Committee preliminary recommendations for executive compensation decisions

•    Provide the Compensation Committee performance assessments on each of our named executive officers

•    Provide the Compensation Committee information on our short- and long-term business strategy for consideration in establishing appropriate metrics and goals for our short- and long-term incentive compensation plans

Independent Compensation Consultant

•    Retained by and performs work at the direction of the Compensation Committee

•    Provides research and analytical services on subjects such as trends in executive compensation, peer and industry data and executive officer compensation levels

Compensation Philosophy and Considerations

Our executive compensation programs are designed to attract and retain the exceptional technical and operational talent needed to efficiently execute our business strategy. Our programs are designed to align executive compensation with the long-term interests of our shareholders in the following ways:

•	Our compensation is directly linked to our operational and financial performance;

•	Our compensation rewards employees for contributing to the achievement of our performance objectives and to retain and motivate employees in the current environment, and

•	We provide competitive pay levels commensurate with our employees’ qualifications, skills, experience and responsibilities.

During 2016, in order to properly incentivize our senior management, thereby driving value and performance for the Company, we designed a compensation structure that was performance-based and that also accounted for the increased demands on our named executives and directors associated with our in-court restructuring.

Compensation Practices and Enterprise Risk

We do not believe our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our company or our business. In addition, we believe that the mix and design of the elements of compensation do not encourage our management to assume excessive risks.

Benchmarking Process and Competitive Positioning

In 2016, our Compensation Committee retained Alvarez & Marsal (“A&M”) as an independent compensation consultant to provide advice on our executive compensation matters during the year. A&M has a special expertise advising clients who are engaged in restructuring, whether in or out of court. A&M provided the Compensation Committee with market analyses, including peer group data and examination of compensation considerations implicated by the Bankruptcy Code and, specifically, the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (“BAPCPA”). A&M’s market analysis primarily focused on companies that operate in industries similar to ours as well as companies that have filed chapter 11 proceedings or are otherwise financially-distressed.

Finally, as in prior years, during 2016 our Compensation Committee considered and determined the target total compensation of our named executive officers relative to the compensation paid by our peer companies for similar positions.

Peer Group

The Compensation Committee, in consultation with A&M, considered several factors in selecting an industry-specific peer group for external benchmarking. Considerations included the following:

•	size measures such as enterprise value, market capitalization, and assets;

•	operational measures such as business complexity, geographic location, mix of oil/gas focus, and

•	market competitiveness for executive talent.

Our compensation peer group for 2016 included the following companies:

• Bill Barrett Corp.	• Cabot Oil & Gas	• Carrizo Oil & Gas
• Cimarex Energy	• Energen Corp.	• Halcon Resources
• Laredo Petroleum	• Newfield Exploration	• Oasis Petroleum
• Penn Virginia	• Range Resources	• WPX Energy
• SM Energy	• Stone Energy

Elements of the 2016 Compensation Program

Our 2016 compensation program for named executive officers was comprised of base salary, Key Employee Incentive Plan (“KEIP”) compensation, and benefits. The program was designed to incentivize our named executive officers to drive exceptional performance for the Company with financial and operational goals that were difficult to achieve.

Components of Compensation	Purpose of Compensation Component	Competitive Positioning
Base Salary	• Recognize responsibilities, experience and contributions • Provide competitive, regular-paid income	• Targeted at the median of peers

Key Employee Incentive Plan

•    Align executives’ interests with the interests of all Company stakeholders

•    Incentivize exceptional performance to maximize the value of the Company

•    Reward the achievement of important operational and financial goals

•    Maintain workforce stability and cohesion

•    Drive operational and financial performance

•    Value earned depended upon performance relative to established, difficult to achieve goals

•    Compensation opportunity set at competitive levels relative to annual goals

Benefits	• Provide savings and security through matching 401(k) contributions, medical, life and disability insurance	• Competitive with market practice

Base Salary

Provides regularly-paid income based on the responsibilities, experience and contributions of each of our named executive officers. When determining the amount of base salary paid to each of the officers, we consider how their base salary aligns with market conditions and the median of our compensation peer group. In addition, Mr. Watford’s base salary is determined under the employment agreement between us and Mr. Watford, which was approved by the Compensation Committee and our Board. For 2016, no salary increases were awarded to any of our named executive officers, except that Mr. Ash was awarded a salary increase upon his promotion to his officer position in April 2016 based on the peer group and market condition factors referenced above.

Incentive Compensation

Historically, like most publicly-traded oil and gas exploration and production companies, our compensation program for our named executive officers included an annual, cash-based incentive compensation program, which we called the Annual Incentive Plan, and a long-term, equity-based incentive compensation program, which we called the Long-Term Incentive Plan. The performance metrics and goals for our Annual Incentive Plans were designed to measure key deliverables that the Compensation Committee considered critical to our short and longer-term success. The performance metrics and goals for our Long-Term Incentive Plans were designed to encourage management to focus on what the Compensation Committee believed were critical drivers of our current and future value growth for the benefit of our shareholders.

In 2016, like most publicly-traded oil and gas exploration and production companies that pursued in-court restructurings, we replaced our Annual Incentive Plan and our Long-Term Incentive Plan for the year with the KEIP. Our Compensation Committee approved the KEIP in connection with our in-court restructuring and, with certain modifications resulting from negotiations with stakeholders in the Company’s chapter 11 proceedings, so did the Bankruptcy Court. The KEIP was payable quarterly in cash. Payouts earned at the end of the quarter ending March 31, 2016 were based on and subject to an executive officers’ continued employment with the Company throughout the quarter. Payouts earned at the end of the quarter ending June 30, September 30, and December 31, 2016, respectively, were based on and subject to an executive officers’ continued employment with the Company throughout the quarter and based on and subject to the Company achieving the performance goals in the KEIP. The KEIP provided that any named executive officer who was not employed by the Company through the date a quarterly payment was distributed would forfeit the right to any incentive amount not paid prior to the end of such officer’s employment with the Company.

The KEIP established a Threshold and Target goal for each of the following three equally-weighted performance metrics: production (measured in Bcfe); cash costs (as specified in the KEIP) per unit of production of natural gas and crude oil; and level of capital expenditures. The KEIP also provided that 50% of the payout amount would be earned if the Threshold goal was achieved and 100% of the payout amount would be earned if the Target goal was achieved. Finally, the KEIP provided that underperformance in one quarter could be offset by outperformance in a later quarter if cumulative performance targets were achieved.

The tables and narrative below set forth the performance goals and quarterly results for each of the performance metrics:

Production (in Bcfe)
Performance Goal	Q2	Q3	Q4
Quarterly Threshold	66.0	65.0	64.0
Quarterly Target	71.5	69.8	70.4
Cumulative Threshold	66.0	131.0	195.0
Cumulative Target	71.5	141.3	211.7

With respect to the production performance metric: during the quarter ended June 30, 2016 (Q2), we achieved production of 70.8 Bcfe; during the quarter ended September 30, 2016 (Q3), we achieved production of 69.3 Bcfe; and during the quarter ended December 31, 2016 (Q4), we achieved production of 68.2 Bcfe.

Cash Costs per Mcfe
Performance Goal	Q2	Q3	Q4
Quarterly Threshold	$0.51	$0.53	$0.55
Quarterly Target	$0.45	$0.47	$0.47
Cumulative Threshold	$0.51	$0.52	$0.53
Cumulative Target	$0.45	$0.46	$0.47

With respect to the cash costs per Mcfe performance metric: during the quarter ended June 30, 2016 (Q2), we achieved cash costs of $0.39 /Mcfe; during the quarter ended September 30, 2016 (Q3), we achieved cash costs of $0.37 /Mcfe; and during the quarter ended December 31, 2016 (Q4), we achieved cash costs of $0.40 /Mcfe.

Capital Expenditures ($ in Millions)
Performance Goal	Q2	Q3	Q4
Quarterly Threshold	$60.0	$85.0	$100.0
Quarterly Target	$52.0	$75.8	$85.5
Cumulative Threshold	$60.0	$145.0	$245.0
Cumulative Target	$52.0	$127.8	$213.3

With respect to the capital expenditures performance metric: during the quarter ended June 30, 2016 (Q2), capital expenditures were $44.8 million; during the quarter ended September 30, 2016 (Q3), capital expenditures were $68.0 million; and during the quarter ended December 31, 2016 (Q4), capital expenditures were $79.8 million.

Benefits

We provide benefits to our permanent, full-time employees, including executive officers. These benefits, which are ordinary and customary in our industry, consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment coverage for employees, a cafeteria plan which we sponsor and a 401(k) employee savings and protection plan. The costs of these benefits are paid for largely by the Company. We also match employee 401(k) deferral amounts up to a total of 5% of eligible compensation. Our discretionary 401(k) contribution to each qualified participant was calculated based on 8% of the employee’s eligible salary during the year. We pay all administrative costs to maintain the plan. We do not provide a pension or other non-qualified retirement plans, and we do not gross up excise tax on severance payments.

Accounting and Tax Considerations

Our compensation program is structured to comply with Internal Revenue Code Sections 162(m) and 409A, with limited exceptions. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified, deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. In addition, we may authorize compensation that does not comply with the exemptions in Section 162(m) when we believe that such compensation is appropriate and in the best interest of our shareholders.

All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in the consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“FASB ASC 718”).

Stock Ownership Policy

Our stock ownership policy requires: Mr. Watford to own our common shares having a value at least six times his base salary; our Senior Vice Presidents to own common shares having a value at least three times their base salary; our Vice Presidents to own common shares having a value at least two times their base salary; and each of our directors to own common shares having a value at least three times the value of their cash retainer. Newly-appointed executives and directors have five years to comply with the policy’s guidelines. Until compliance with the stock ownership guideline is achieved, each of our officers is expected to retain 100% of the “net shares” received under our incentive compensation plans. Our CEO will address any shortfall of the required ownership levels on a case by case basis after consideration of the executive’s historical ownership, the reason for the shortfall and the expected period of time for restoring compliance.

Compensation Committee Report

Each of the members of our Compensation Committee have had a full opportunity to review the Compensation Discussion and Analysis provisions set forth in this Amended Filing, and, based thereon, the Compensation Committee has recommended to our Board that the foregoing compensation discussion and analysis be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Compensation Committee:

Mr. W. Charles Helton (Chairman)

Mr. Stephen J. McDaniel

Mr. Roger A. Brown

Mr. Michael J. Keeffe

Summary Compensation Table

The following table shows compensation information for our fiscal years ended December 31, 2016, 2015, and 2014, respectively, for our principal executive officer, our principal financial officer, and three additional executive officers who held their positions as of the end of 2016. In this report, we refer to these individuals as named executive officers.

Name & Principal Position	Year	Salary ($)		Bonus (1)($)		Stock Awards (2)($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation (3)($)		Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings (4)($)	All Other Compen- sation (5)($)		Total ($)
Michael D. Watford	2016		$800,000		$—		$—	—		$3,252,595	n/a		$41,311		$4,093,906
Chairman of the Board, Chief Executive Officer and President	2015 2014	$ $	800,000 800,000	$ $	— —	$ $	1,020,000 1,020,000	— —	$ $	1,200,000 1,500,000	n/a n/a	$ $	40,718 40,145	$ $	3,060,718 3,360,145

Garland R. Shaw(6)	2016		$375,000		$—		$—	—		$1,559,877	n/a		$50,533		$1,985,410
Senior Vice President and Chief Financial Officer	2015 2014	$ $	375,000 295,900	$ $	— 90,000	$ $	326,250 112,500	— —	$ $	506,250 560,000	n/a n/a	$ $	48,660 47,072	$ $	1,256,160 1,105,472

Brad Johnson	2016		$400,000		$—		$—	—		$1,149,640	n/a		$48,733		$1,598,373
Senior Vice President, Operations	2015 2014	$ $	400,000 360,600	$ $	— 100,000	$ $	348,000 326,250	— —	$ $	540,000 600,000	n/a n/a	$ $	48,660 49,726	$ $	1,336,660 1,436,576

Kent Rogers	2016		$302,000		$—		$—	—		$636,844	n/a		$50,533		$989,377
Vice President, Drilling and Completions	2015 2014	$ $	302,000 279,600	$ $	— 52,440	$ $	135,900 125,800	— —	$ $	290,000 307,560	n/a n/a	$ $	48,660 44,366	$ $	776,560 809,766

Patrick Ash(7)	2016		$285,500		$—		$—	—		$666,335	n/a		$94,933		$1,046,768
Vice President, Development

(1)	The amounts in this column represent amounts in addition to the maximum estimated future payout awarded in 2016, 2015 and 2014, respectively, under the applicable Annual Incentive Plan (“AIP”).
(2)	The amounts in this column relate to total estimated payouts attributable to 2016, 2015 and 2014, respectively, under our Long-Term Incentive Plans described in “Compensation Discussion and Analysis.” Actual awards under our LTIPs are not payable to the named executive officers until after the end of the three-year performance cycle and adequate time has elapsed to allow for performance measurement. The assumptions utilized in the calculation of amounts related to stock awards are set forth in Footnote 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2016.

The amounts reflected for the years ended December 31, 2016, 2015 and 2014 assume that the threshold level of performance conditions will be achieved. Because awards under the Long-Term Incentive Plans were cancelled as of the Plan Effective Date in connection with our Plan, the payout for the 2014 and 2015 LTIP is zero.

	2015 LTIP	2014 LTIP
	($)	($)
Michael D. Watford
Threshold	$1,020,000	$1,020,000
Target	$3,400,000	$3,400,000
Maximum	$6,800,000	$6,800,000

Garland R. Shaw
Threshold	$326,250	$112,500
Target	$1,087,500	$375,000
Maximum	$2,175,000	$750,000

Brad Johnson
Threshold	$348,000	$326,250
Target	$1,160,000	$1,087,500
Maximum	$2,320,000	$2,175,000

Kent Rogers
Threshold	$135,900	$125,800
Target	$453,000	$419,333
Maximum	$906,000	$838,667

Patrick Ash
Threshold	$58,500	$57,000
Target	$195,000	$190,000
Maximum	$390,000	$380,000

(3)	The amounts in this column represent amounts of annual cash incentive compensation received by the named executive officers in 2016, 2015 and 2014, respectively, under the AIP.
(4)	The named executive officers receive no benefits from the Company under defined pension or defined contribution plans.
(5)	Amounts in this column consist of matching and discretionary contributions under our 401(k) plan and health and life insurance premiums paid on behalf of the named executive officers as detailed in the table below:

		For the Year Ended December 31, 2016
Name	Principal Position	401(k) Matching and Discretionary Contributions	Health and Life Insurance	Tuition Reimbursement	Total Other Benefits
Michael D. Watford	Chairman of the Board, Chief Executive Officer and President	$34,450	$6,861		$41,311
Garland R. Shaw	Senior Vice President and Chief Financial Officer	$34,450	$16,083		$50,533
Brad Johnson	Senior Vice President, Operations	$34,450	$14,283		$48,733
Kent Rogers	Vice President, Drilling and Completions	$34,450	$16,083		$50,533
Patrick Ash	Vice President, Development	$34,450	$15,483	$45,000	$94,933

(6)	Mr. Shaw became Senior Vice President and Chief Financial Officer of the Company during August 2014.
(7)	Mr. Ash became Vice President, Development of the Company during April 2016.

Grants of Plan-Based Awards

The following table sets forth specific information with respect to each plan-based award made during 2016 under any of our compensation plans to a named executive officer who held his position at the end of the year.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Threshold (#)	Target (#)
Michael D. Watford:
Key Employee Incentive Plan	$1,665,000	$3,330,000	—	—	—	—	—	—	—
Garland R. Shaw:
Key Employee Incentive Plan	$798,500	$1,597,000	—	—	—	—	—	—	—
Brad Johnson:
Key Employee Incentive Plan	$588,500	$1,177,000	—	—	—	—	—	—	—
Kent Rogers:
Key Employee Incentive Plan	$326,000	$652,000	—	—	—	—	—	—	—
Patrick Ash:
Key Employee Incentive Plan	$435,270	$870,540	—	—	—	—	—	—	—

(1)	Represents potential payouts under our 2016 Key Employee Incentive Plan for the one-year period ending December 31, 2016. Details about the KEIP are set forth in the “Compensation Discussion and Analysis” section of this report.

Employment Agreement

Together with Mr. Watford, our Chairman, President and Chief Executive Officer, we are parties to an employment agreement that became effective February 1, 2007. The agreement had an initial term of three years and automatically extends for successive one-year periods unless we notify Mr. Watford at least ninety days before the term ends of our intention not to renew the agreement. For each one-year extension, the terms of employment are subject to our approval and the approval of Mr. Watford. In February 2016, we agreed with Mr. Watford to terms of his continued employment for a one-year period. The employment agreement was renewed again in February 2017 for a one-year period ending February 2018.

Under the agreement, Mr. Watford’s base salary is reviewed by our Compensation Committee annually for appropriate increases based on Mr. Watford’s performance and the then current market conditions for comparable positions. Mr. Watford also participates in our incentive compensation plans. In addition, the agreement provides that any such plans we adopt in the future will be at least as favorable to Mr. Watford as the plans in effect when the agreement was signed. Mr. Watford prepares the applicable performance targets, goals and rewards under such plans for review and approval by our Compensation Committee. We provide Mr. Watford an automobile, and we reimburse him for reasonable business expenses. Mr. Watford is also entitled to participate in any life insurance, disability and health insurance plans we maintain during the term of the agreement.

We may terminate the agreement at any time for any reason or for just cause. Just cause is defined as a breach of the agreement by Mr. Watford or the commission by Mr. Watford of certain illegal acts. Additionally, Mr. Watford may terminate the agreement within two years after any of the following: (i) assignment to Mr. Watford of duties inconsistent with his position as of the date of the agreement; (ii) if we experience a change of control; (iii) our failure to continue to provide Mr. Watford the level of compensation to which he is entitled as of the date of the agreement; (iv) our requiring Mr. Watford to relocate outside of Houston, Texas; or (v) our breach of the agreement.

If the agreement is terminated other than for just cause, if we fail to extend it at the end of the initial term or any one-year extension, or if we and Mr. Watford are unable to agree on the terms of employment for any one-year extension, we are required to pay Mr. Watford a lump sum equal to his most recent annual salary plus his most recent payment under an applicable Annual Incentive Plan. In addition, all of Mr. Watford’s unvested equity awards will immediately vest upon such termination (or expiration), and any stock options he received as a result of such vesting will be exercisable for one year. We have also agreed to indemnify Mr. Watford for liabilities to which he may be subject as a result of acting as an officer on our behalf or on the behalf of any of our subsidiaries, and to maintain director and officer liability insurance coverage.

Equity Incentive Plan Awards

As approved in the Plan, in connection with our emergence from chapter 11, our Board established the Ultra Petroleum Corp. 2017 Stock Incentive Plan (the “Incentive Plan”). All of our current incentive compensation plans are administered by our Compensation Committee. Under the Incentive Plan, the Compensation Committee may make awards of restricted stock units, common shares, and other incentive compensation to our employees, officers and non-employee directors, all as provided in and subject to the terms and conditions of the Incentive Plan. A copy of the Incentive Plan is attached as Exhibit 10.1 to the Registration Statement on Form S-8 filed by the Company on the Plan Effective Date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specific information with respect to unexercised options and unvested awards for each of our named executive officers outstanding as of December 31, 2016 assuming a market value of $7.23 per share (the closing stock price of the Company’s stock on December 31, 2016).

	Option Awards					Share Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Watford	36,585			$51.60	2/16/2017
	26,557			$75.18	2/18/2018
								143,098	(1)	1,034,599	(1)
								237,929	(2)	1,720,227	(2)

Garland R. Shaw	3,150			$51.60	2/16/2017
	2,287			$75.18	2/18/2018
								15,783	(1)	114,111	(1)
								76,102	(2)	550,217	(2)

Brad Johnson	40,000			$52.77	9/29/2018
								45,770	(1)	330,917	(1)
								81,176	(2)	586,902	(2)

Kent Rogers	3,354			$51.60	2/16/2017
	2,508			$75.18	2/18/2018
								17,649	(1)	127,602	(1)
								31,700	(2)	229,191	(2)

Patrick Ash
								8,013	(1)	57,934	(1)
								13,642	(2)	98,632	(2)

(1)	Represents potential payouts under our 2014 LTIP for the three-year period ending December 2016. Pursuant to the 2014 LTIP, the Compensation Committee determined target payout amounts for each named executive officer in February 2014. If the awards were not cancelled in connection with the Plan, the awards for the 2014 LTIP would have vested and been paid to the extent approved by the Compensation Committee after the end of the three-year period based on the applicable officer’s continued employment and subject to the attainment of applicable pre-established performance measures. The awards were cancelled pursuant to the Plan.

(2)	Represents potential payouts under our 2015 LTIP for the three-year period ending December 2017. Pursuant to the 2015 LTIP, the Compensation Committee determined target payout amounts for each named executive officer in February 2015. If the awards were not cancelled in connection with the Plan, the awards for the 2015 LTIP would have vested and been paid to the extent approved by the Compensation Committee after the end of the three-year period based on the applicable officer’s continued employment and subject to the attainment of applicable pre-established performance measures. The awards were cancelled pursuant to the Plan.

Option Exercises and Stock Vested

The following table sets forth specific information with respect to each exercise of stock options and each vesting of stock during 2016 for each of our named executive officers on an aggregated basis.

	Option Awards		Share Awards(1)
	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Name
Michael D. Watford	—	$—	105,787	$95,208
Garland R. Shaw	—	$—	11,015	$9,913
Brad Johnson	—	$—	13,301	$11,971
Kent Rogers	—	$—	12,368	$11,131
Patrick Ash	—	$—	4,683	$4,214

(1)	Relates to the payout of our 2013 LTIP in common shares during the first quarter of 2016.

Potential Payouts Upon Change of Control and Termination

Registrants who are subject to chapter 11 of the Bankruptcy Code are prohibited from paying severance benefits to their executive officers, including potential payouts upon a change of control and resulting termination of employment. Accordingly, based on a hypothetical termination date of December 31, 2016, which occurred during our chapter 11 proceedings, the change of control payments to our current named executive officers would have been as follows:

	Mr. Watford	Mr. Shaw	Mr. Johnson	Mr. Rogers	Mr. Ash
Base Salary	$—	—	—	—	—
Annual Cash Compensation	—	—	—	—	—
Health & Welfare Benefits	—	—	—	—	—
Additional Retirement Benefits	—	—	—	—	—
Perquisites	—	—	—	—	—

Subtotal	$—	—	—	—	—
Fair market value of accelerated equity compensation(1)	—	—	—	—	—
Tax gross-up	—	—	—	—	—

TOTAL	$—	—	—	—	—

Director Compensation

During 2016, our non-employee directors received an annual retainer of $265,000, paid quarterly in advance. Mr. Watford, who is Chairman of the Board but also one of our executive officers, did not receive any compensation for duties he performed as a director. The following table shows the compensation paid to each of our non-officer directors who served during the fiscal year ended December 31, 2016.

	Fees Earned or Paid in Cash ($)	Share Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Name
W. Charles Helton	$265,000	$—	—	—	—	—	$265,000
Roger A. Brown	$265,000	$—	—	—	—	—	$265,000
Stephen J. McDaniel	$265,000	$—	—	—	—	—	$265,000
Michael J. Keeffe(1)	$280,000	$—	—	—	—	—	$280,000

(1)	Includes $15,000 paid to Mr. Keeffe for chairing our Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 21, 2017, certain information with respect to ownership of our common shares by (a) all persons known by us to be the beneficial owners of more than five percent of our outstanding common shares, (b) each of our directors (including the nominees), (c) each of our named executive officers, and (d) all of our executive officers, including our named executive officers, and directors as a group. Unless otherwise indicated, all common shares are owned directly and each owner has sole voting and investment power with respect to such shares listed next to their names in the following table. Our knowledge of the beneficial ownership of our outstanding common shares is based exclusively on information that has been furnished to us by certain holders of our common shares and, if applicable, on filings made by the named beneficial owners with the SEC and Canadian regulatory authorities as of April 21, 2017, or, in the case of our executive officers and directors, on information that has been furnished by such individuals. Because all of our common shares outstanding prior to our emergence from chapter 11 were cancelled in connection with the Plan, we have not included any information about beneficial ownership of such shares whether or not reflected in any filings made with the SEC or Canadian regulatory authorities.

Name of Beneficial Owner	Number of Common Shares	Percent of Class(a)
Directors and Executive Officers:
Michael D. Watford (b)	2,642,972	1.3%
W. Charles Helton (c)	439,614	*
Stephen J. McDaniel(d)	41,921	*
Roger A. Brown(e)	41,895	*
Michael J. Keeffe(f)	31,939	*
Neal P. Goldman	—	*
Alan J. Mintz	26,078	*
Garland R. Shaw(g)	211,447	*
Brad Johnson(h)	232,767	*
Kent Rogers(i)	100,412	*
Patrick Ash(j)	85,188	*
Common shares all directors and executive officers own as a group (12 persons)	3,935,446	2.0%
Greater than 5% Shareholders:
Fir Tree Funds(k)	30,360,930	15.5%
Scoggin and Old Bellows Funds(l)	15,194,808	7.7%
Warlander Funds(m)	10,090,274	5.1%

*	Less than 1%
(a)	As of April 21, 2017, there were 197,099,764 common shares outstanding (including 2,108,108 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis).
(b)	Includes 1,702,075 shares owned by Watford Interests, Ltd. directly and 613,050 restricted stock units granted to Mr. Watford on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis. Watford Interests, Ltd. is a family partnership in which Mr. Watford has a beneficial interest.
(c)	Includes 30,365 shares owned by the Helton Family Foundation, 366,514 shares owned by Helton Asset Management Group, LLC over which Dr. Helton has shared voting power and 15,765 restricted stock units granted to Dr. Helton on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(d)	Includes 15,765 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.

(e)	Includes 15,765 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(f)	Includes 15,765 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(g)	Includes 196,086 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(h)	Includes 209,158 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(i)	Includes 81,680 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(j)	Includes 81,139 restricted stock units granted on the Plan Effective Date that are expected to convert into common shares on a one-for-one basis.
(k)	Comprised of 1,893,953 shares of common stock held directly by FT SOF VII Holdings, LLC, 1,505,440 shares of common stock held directly by FT SOF IV Holdings, LLC, 4,174,620 shares of common stock held directly by Fir Tree Capital Opportunity Master Fund, LP, 1,803,908 shares of common stock held directly by FT SOF V Holdings, LLC, 1,252,548 shares of common stock held directly by Fir Tree Capital Opportunity Master Fund III, LP and 19,730,461 shares of common stock held directly by Fir Tree Value Master Fund, LP. Fir Tree Inc. is the investment manager for the foregoing entities, has the shared power to vote or direct the voting, and to dispose or direct the disposition of, common shares beneficially owned by each of the foregoing entities. The business address of these entities is c/o Fir Tree Inc., 55 West 46th Street, 29th Floor, New York, NY 10036.
(l)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on April 21, 2017, representing that (i) Scoggin International Fund, Ltd., Scoggin Management LP and Scoggin GP LLC have sole voting power and sole dispositive power over 4,500,000 of our common shares, (ii) Scoggin Worldwide Fund, Ltd. has sole voting power and sole dispositive power over 1,060,725 of our common shares, (iii) SB Special Situation Master Fund SPC – Portfolio F has sole voting power and sole dispositive power over 9,484,083 of our common shares, (iv) Old Bellows Partners LP has sole voting power and sole dispositive power over 10,544,808 of our common shares, (v) Old Bell Associates LLC has shared voting power and shared dispositive power over 10,544,808 of our common shares, (vi) A. Dev Chodry has shared voting power and shared dispositive power over 15,044,808 of our common shares and sole voting power and sole dispositive power over 33,162 of our common shares, (vii) Craig Effron has shared voting power and shared dispositive power over 15,044,808 of our common shares and sole voting power and sole dispositive power over 150,000 of our common shares and (viii) Curtis Schenker has shared voting power and shared dispositive power over 15,044,808 of our common shares and sole voting power and sole dispositive power over 103,466 of our common shares.

Each of Scoggin International Fund, Ltd., Scoggin Worldwide Fund, Ltd. and SB Special Situation Master Fund SPC – Portfolio F has a business address at c/o Mourant Ozannes Corporate Services (Cayman) Ltd., 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. Each of the other foregoing entities and individuals has a business address at 660 Madison Avenue, New York, NY 10065.

(m)	Warlander Asset Management, LP (“Warlander”) may be deemed to be the beneficial owner of the common shares held by Warlander Partners, LP and Warlander Offshore Mini-Master Fund, LP. (collectively, the “Warlander Funds”) in its capacity as investment manager of the Warlander Funds. Warlander Partners GP, LLC serves as the general partner of Warlander (“General Partner”). Mr. Eric Cole serves as the Managing Member of the General Partner and has the sole power to vote, or to direct the voting of, and dispose, or to direct the disposition of, such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 12, 2017, 15,810,811 of our common shares are reserved for issuance under our 2017 Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

In the ordinary course of our business, we purchase products or services from, or engage in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of our Board. When they occur, these transactions are conducted in the ordinary course and on an arms-length basis.

Review and Approval of Related Party Transactions.

We review all relationships and transactions in which we and our directors and executive officers or their family members are participants to determine whether such persons have a direct or indirect material interest. We have developed and implemented processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual proxy statement. In addition, our Nominating Committee and Board would review and approve and ratify any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related person transaction, consideration is given to:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters deemed appropriate.

Any director who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.

Related Party Transactions.

Since the beginning of fiscal year 2016, other than as disclosed below, there have been no transactions in excess of $120,000 between us and a related person in which the related person had a direct or indirect material interest.

Pursuant to the Plan, on the Plan Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with (i) the holders of the Company’s outstanding common shares and senior notes, each outstanding prior to the Plan Effective Date, receiving at least 10% or more of the common shares issued under the Plan or the rights offering conducted in accordance with the Plan, or that cannot be sold under Rule 144 without volume or manner of sale restrictions and (ii) parties to the Backstop Commitment Agreement (as defined in the Registration Rights Agreement) between the Company and the parties set forth therein.

Board Composition and Independence from Management

Six of our seven current directors, Dr. Helton and Messrs. McDaniel, Brown, Keeffe, Goldman and Mintz, are “independent directors” pursuant to applicable SEC rules and regulations and the corporate governance standards for companies listed on the NASDAQ. It is a policy of our Board that a majority of the members of the Board be independent of our management. For a director to be “independent,” the director must have no material relationship with us that would interfere with the exercise of his or her independent judgment. For example, the director may not be one of our officers or employees or be an officer or employee of any of our affiliates and may not have served in such capacity during the past three years. In addition, a director will not be deemed independent if he or she:

•

Has accepted or has a family member who has accepted any payments from us or from any of our affiliates in excess of $120,000 during any twelve-month period over the past three years (excluding compensation for board service, payments arising solely from investments in our securities, compensation paid to an family member who is a non-executive employee of ours or of any affiliate of ours, compensation received for former service as an interim Chairman or CEO, or benefits under a tax-qualified retirement plan or non-discretionary compensation);

•	Is an employee of, or has a family member who is an executive officer of, any organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 2% of such organization’s consolidated gross revenues for that year, or $1,000,000, whichever is more, in any of the most recent three fiscal years;

•	Is or has a family who is an executive officer or partner or the record holder or beneficial owner of more than 5% of the equity in, any organization that has made or proposes to make payments to us for property or services in excess of 5% of our consolidated gross revenues or to which we have made or propose to make payments for property or services in excess of the greater of 5% of such other organization’s consolidated gross revenues for an applicable fiscal year or $200,000;

•	Is an executive officer of a tax-exempt organization to which we made any contributions within the past three years if such contributions, in any single year, exceeded the greater of $1,000,000 or 2% of the organizations consolidated gross revenues;

•	Is a family member of an individual who is or has been employed by the Company or any parent or subsidiary of the Company as an executive officer during any of the past three years;

•	Is an executive officer of another entity where any of our executive officers serve on the compensation committee.

•	Is a current partner or employee of our outside auditor or was, during any of the past three years, a partner or employee of our outside auditor or has a family member who is a current partner of our outside auditor or a current employee of our outside auditor who participates in the audit, assurance or tax compliance practice at the firm.

Consistent with NASDAQ requirements and to promote open discussion among our non-management directors, our non-management directors meet in separate executive (private) sessions following each regularly scheduled meeting of our Board. The chairman of such executive sessions, as previously elected by the independent directors, is Dr. Helton, and he presides at executive sessions of our Board.

Item 14.	Principal Accounting Fees and Services

The following table presents aggregate fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for each of the years ended December 31, 2016 and 2015, and fees billed for other services rendered by Ernst & Young LLP during those years.

	2016	2015
Audit Fees	$1,245,000	$1,312,433
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,245,000	$1,312,433

Audit Fees. Fees paid for professional services rendered by Ernst & Young LLP related to the audit of our annual financial statements and review of the quarterly financial statements, including out-of-pocket expenses, as well as the related attestation of internal controls as required by the Sarbanes-Oxley Act of 2002, Section 404.

Audit Related Fees. There were no Audit Related Fees paid to Ernst & Young LLP in 2016 or 2015.

Tax Fees. We have elected not to use our current principal accountant for tax services. Tax Fees include fees related to tax planning and tax-related and structuring-related consultation.

All Other Fees. All Other Fees include fees paid to Ernst & Young LLP for products and services other than those in the three categories above. There were no Other Fees paid to Ernst & Young LLP in 2016 or 2015.

All of the services provided by our independent auditors during 2016 and 2015 were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting.

Audit Committee Report

Acting pursuant to its Charter, our Audit Committee reviewed and discussed our audited financial statements at, and for the year ended, December 31, 2016 with management and our independent auditors and recommended to our Board of Directors that the financial statements be included in our Annual Report on Form 10-K for 2016. This recommendation was based on: the Audit Committee’s review of the audited financial statements; discussion of the financial statements with management; discussion with our independent auditors, Ernst & Young LLP, of the matters required to be discussed by auditing standards generally accepted in the United States of America, including the matters required to be discussed by SAS 61 and the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board; receipt from Ernst & Young LLP of the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees); discussions with Ernst & Young LLP regarding its independence from our company and our management; and Ernst & Young LLP’s confirmation that it would issue its opinion that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries and the results of their respective operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Mr. Michael J. Keeffe, Chairman

Dr. W. Charles Helton

Mr. Stephen J. McDaniel

Mr. Roger A. Brown

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017.

(2)	Financial Statement Schedules

None.

(3)	Exhibits:

The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

Exhibit Number	Description

2.1	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2	Form 8-A filed with the Securities and Exchange Commission on April 12, 2017.

4.3	Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.1	Senior Secured Term Loan Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.2	Credit Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.3	Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory there to, as grantors, and Bank of Montreal, as collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.4	Registration Rights Agreement dated as of April 12, 2017 by and among Ultra Petroleum Corp. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

10.5†	Ultra Petroleum Corp. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.6†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.7	Sale and Purchase Agreement dated October 18, 2013 between Axia Energy, LLC and UPL Three Rivers Holdings, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Report on Form 8-K filed on October 24, 2013).

10.8†	Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.9†	Second Amendment to Employment Agreement dated February 24, 2016 but effective for all purposes as of February 16, 2016 by and between Ultra Petroleum Corp. and Michael D. Watford (incorporated by reference from Exhibit 10.17 of the Company’s Report on Form 10-K filed with the SEC on February 29, 2016).

10.10	Commitment Letter dated as of February 8, 2017, by and among Ultra Resources, Inc. and Barclays Bank PLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 9, 2017).

21.1*	Subsidiaries of the Company.

23.1	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

99.1	Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

99.2	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2016 (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.DEF	XBRL Taxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
	Name:	Michael D. Watford
	Title:	Chairman of the Board,
Chief Executive Officer and President

Date: April 26, 2017

EXHIBITS

Exhibit Number	Description

2.1	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2	Form 8-A filed with the Securities and Exchange Commission on April 12, 2017.

4.3	Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.1	Senior Secured Term Loan Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.2	Credit Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.3	Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory there to, as grantors, and Bank of Montreal, as collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.4	Registration Rights Agreement dated as of April 12, 2017 by and among Ultra Petroleum Corp. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

10.5†	Ultra Petroleum Corp. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.6†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.7	Sale and Purchase Agreement dated October 18, 2013 between Axia Energy, LLC and UPL Three Rivers Holdings, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Report on Form 8-K filed on October 24, 2013).

10.8†	Employment Agreement between Ultra Petroleum Corp. and Michael D. Watford dated August 6, 2007 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.9†	Second Amendment to Employment Agreement dated February 24, 2016 but effective for all purposes as of February 16, 2016 by and between Ultra Petroleum Corp. and Michael D. Watford (incorporated by reference from Exhibit 10.17 of the Company’s Report on Form 10-K filed with the SEC on February 29, 2016).

10.10	Commitment Letter dated as of February 8, 2017, by and among Ultra Resources, Inc. and Barclays Bank PLC (incorporated by reference from Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 9, 2017).

21.1*	Subsidiaries of the Company.

23.1	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

99.1	Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

99.2	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2016 (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

101.DEF	XBRL Taxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K (File No. 001-33614) filed on February 22, 2017).

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.