Form 10-Q
period 2017-03-31
ULTRA PETROLEUM CORP
filed 2017-05-03
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding prior to the Company’s emergence from bankruptcy on April 12, 2017 was 153,430,725. The number of shares outstanding, without par value, of Ultra Petroleum Corp., outstanding as of April 24, 2017 was 197,099,764.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$188,851	$138,102
Oil sales	31,348	21,284
Other revenues	759	—

Total operating revenues	220,958	159,386

Expenses:
Lease operating expenses	23,136	25,394
Liquids gathering system operating lease expense	5,226	5,171
Production taxes	22,132	15,231
Gathering fees	20,929	22,450
Transportation charges	—	23,555
Depletion, depreciation and amortization	31,753	30,848
General and administrative	1,051	4,219

Total operating expenses	104,227	126,868

Operating income	116,731	32,518

Other income (expense), net:
Interest expense	(85,447)	(49,903)
Loss on commodity derivatives	(13,218)	—
Deferred gain on sale of liquids gathering system	2,638	2,638
Restructuring expenses	—	(5,579)
Contract settlement expense	(52,707)	—
Other (expense) income, net	(147)	(1,695)

Total other income (expense), net	(148,881)	(54,539)

Reorganization items, net	(57,546)	—

(Loss) before income tax provision (benefit)	(89,696)	(22,021)

Income tax provision (benefit)	2	(190)

Net (loss)	$(89,698)	$(21,831)

Basic (Loss) per share:
Net (loss) per common share — basic	$(1.12)	$(0.27)
Fully Diluted (Loss) per share:
Net (loss) per common share — fully diluted	$(1.12)	$(0.27)

Weighted average common shares outstanding — basic	80,018	79,967

Weighted average common shares outstanding — fully diluted	80,018	79,967

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$479,978	$401,478
Restricted cash	3,646	3,571
Oil and gas revenue receivable	63,677	79,179
Joint interest billing and other receivables	11,430	10,781
Deposits and retainers	12,955	13,359
Derivative assets	14	—
Income tax receivable	—	2,099
Inventory	7,413	4,906
Other current assets	5,661	6,020

Total current assets	584,774	521,393
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,072,920	1,010,466
Property, plant and equipment, net	7,555	7,695
Other	33,780	1,374

Total assets	$1,699,029	$1,540,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,157	$28,171
Accrued liabilities	114,912	53,348
Production taxes payable	62,841	44,329
Derivative liabilities	13,232	—
Capital cost accrual	11,441	12,360

Total current liabilities	253,583	138,208
Deferred gain on sale of liquids gathering system	113,104	115,742
Other long-term obligations	172,959	177,088

Total liabilities not subject to compromise	539,646	431,038
Liabilities subject to compromise	4,176,065	4,038,041
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding — 80,023,636 and 80,017,020 at March 31, 2017 and December 31, 2016, respectively	511,275	510,063
Treasury stock	(49)	(49)
Retained loss	(3,527,908)	(3,438,165)

Total shareholders’ deficit	(3,016,682)	(2,928,151)

Total liabilities and shareholders’ equity	$1,699,029	$1,540,928

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net (loss) for the period	$(89,698)	$(21,831)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	31,753	30,848
Unrealized loss on commodity derivatives	13,218	—
Deferred gain on sale of liquids gathering system	(2,638)	(2,638)
Stock compensation	851	1,797
Non-cash reorganization items, net	43,576	—
Other	173	4,063
Net changes in operating assets and liabilities:
Restricted cash	(76)	(1,135)
Accounts receivable	14,680	10,940
Other current assets	203	(15,121)
Accounts payable	22,968	(50,867)
Accrued liabilities	38,691	(9,970)
Production taxes payable	18,512	(859)
Interest payable	85,339	42,253
Other long-term obligations	(8,292)	9,020
Income taxes payable/receivable	2,099	(190)

Net cash provided by (used in) operating activities	171,359	(3,690)

Investing Activities:
Oil and gas property expenditures	(89,360)	(76,672)
Change in capital cost accrual	(919)	(11,092)
Inventory	(2,302)	(8)
Purchase of capital assets	(234)	132

Net cash used in investing activities	(92,815)	(87,640)

Financing activities:
Borrowings under Credit Agreement	—	369,000
Repurchased shares/net share settlements	(44)	(307)

Net cash (used in) provided by financing activities	(44)	368,693

Increase in cash and cash equivalents during the period	78,500	277,363
Cash and cash equivalents, beginning of period	401,478	4,143

Cash and cash equivalents, end of period	$479,978	$281,506

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

Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11 and Ability to Continue as a Going Concern

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases were jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). On February 21, 2017, the Bankruptcy Court signed an amended order approving our Disclosure Statement. The amended order: (1) approved the adequacy of our Disclosure Statement, (2) approved the solicitation and notice procedures related to confirmation of our plan of reorganization, (3) approved the forms of ballots and notices related thereto, (4) approved the rights offering procedures and matters related thereto set forth in the Plan, (5) scheduled certain dates related to our plan confirmation process and Rights Offering, and (6) granted related relief. On March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”). On April 12, 2017 (the “Effective Date”), we emerged from bankruptcy.

As a result of its improved financial condition and successful emergence from chapter 11, the Company believes it has sufficient liquidity, including approximately $480.0 million of cash on hand as of March 31, 2017 and funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the quarter ended March 31, 2017 and further through April 11, 2017, the date immediately prior to the Effective Date. As such, certain aspects of the chapter 11 cases and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented. Please also see Note 9 – Subsequent Events in this Quarterly Report on Form 10-Q for additional information about the impact of our emergence from bankruptcy on our business, financial condition and capital structure. This Quarterly Report on Form 10-Q also includes disclosure in this introductory narrative and other places about those matters. Information about our chapter 11 cases is available at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

For the quarter ended March 31, 2017, we operated our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our chapter 11 petitions, the Bankruptcy Court granted certain relief we requested enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate our cash management system in the ordinary course, remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided to us during the period between the Petition Date and the Effective Date, and during the period from and after the Effective Date now that we have emerged from bankruptcy, we intend to pay vendors in full under normal terms.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors.” In addition, the consummation of the Plan has had a material impact on our liabilities, capital structure, and shareholders. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans going forward.

Stakeholder Committees — Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). On September 26, 2016, the United States Trustee for the Southern District of Texas filed a Notice of Reconstitution of the UCC. As provided in the Plan, the UCC dissolved automatically on the Effective Date.

Certain other stakeholders also organized for purposes of participating in the Debtors’ chapter 11 cases: (i) on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc. (“Ultra Resources”), notified the Bankruptcy Court it had formed and identified its members, most of which are distressed debt investors and/or hedge funds; (ii) on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members; (iii) on July 20, 2016, an informal ad hoc committee of our shareholders notified the Bankruptcy Court it had formed and identified its members; and (iv) on January 6, 2017, an informal ad hoc committee of unsecured creditors of Ultra Resources notified the Bankruptcy Court it had formed and identified its members, most of which are insurance companies.

Plan Support Agreement, Rights Offering, Backstop Commitment Agreement and Exit Financing Commitment Letter

On November 21, 2016, each of the Ultra Entities entered into a Plan Support Agreement (as amended, the “PSA”) with (i) holders of at least 66.67% of the principal amount of the Company’s outstanding 5.75% Senior Notes due 2018 and 6.125% Senior Notes due 2024 and (ii) shareholders who own at least a majority of the Company’s outstanding common stock or the economic interests therein (collectively, the “Plan Support Parties”) and a Backstop Commitment Agreement (“BCA”) with a subset thereof (collectively, the “Commitment Parties”).

Plan Support Agreement: The PSA enumerated the terms and conditions pursuant to which the Ultra Entities and the Commitment Parties agreed to seek and support a joint plan of reorganization. The Plan consummated on the Effective Date was the joint plan of reorganization contemplated in the PSA.

Rights Offering: In accordance with the Plan, the BCA and the Rights Offering procedures submitted by the Company in connection with the Plan, the Company offered eligible debt and equity holders, including the Commitment Parties, the right to purchase shares of new common stock in the Company upon effectiveness of the Plan for an aggregate purchase price of $580.0 million. The Rights Offering consisted of the following offerings:

•

HoldCo Noteholders were granted rights (the “HoldCo Noteholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Noteholder Rights Offering Shares”), which HoldCo Noteholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $435.0 million.

•

HoldCo Equityholders were granted rights (the “HoldCo Equityholder Rights Offering,” and, together with the HoldCo Noteholder Rights Offering, the “Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Equityholder Rights Offering Shares” and, together with the HoldCo Noteholder Rights Offering Shares, the “Rights Offering Shares”), which HoldCo Equityholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $145.0 million.

In connection with our emergence from bankruptcy on the Effective Date, we consummated the Rights Offering as contemplated in the Plan and the BCA.

Backstop Commitment Agreement: Under the BCA, the Commitment Parties agreed to purchase HoldCo Noteholder Rights Offering Shares and the HoldCo Equityholder Rights Offering Shares, as applicable, that are not duly subscribed for pursuant to

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Rights Offering by parties other than Commitment Parties (the “Backstop Commitment”) at an implied 20% discount to the Plan Value, which is the price for the rights offering set forth in in the PSA (the “Rights Offering Price”). In connection with our emergence from bankruptcy on the Effective Date, the Commitment Parties performed the Backstop Commitment as and to the extent provided for in the BCA. In addition, on the Effective Date, the Company paid the Commitment Parties a Commitment Premium equal to 6.0% of the $580.0 million committed amount (the “Commitment Premium”). The Commitment Premium was paid in the form of new common stock at the Rights Offering Price.

Exit Financing Commitment Letter: As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 9, 2017, on February 8, 2017, the Debtors obtained a commitment letter (as amended, the “Commitment Letter”) from Barclays Bank PLC (including any affiliates that may perform its responsibilities thereunder, “Barclays”), pursuant to which, in connection with the consummation of the Plan, Barclays agreed to provide us with secured and unsecured financing in an aggregate amount of up to $2.4 billion.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 9, 2017, on February 8, 2017, the Debtors filed a motion with the Bankruptcy Court seeking authorization to enter into and perform under the Commitment Letter and the other commitment papers. The motion was heard and approved during the Company’s disclosure statement hearing on February 13, 2017.

On April 7, 2017, Ultra Resources and Barclays Capital Inc. entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which Ultra Resources agreed to sell to Barclays and the other purchasers $700.0 million of its 6.875% unsecured senior notes due 2022 and $500.0 million of its 7.125% unsecured senior notes due 2025.

On the Effective Date, as previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, in connection with the consummation of our Plan:

•

Ultra Resources entered into a Credit Agreement dated April 12, 2017 with Bank of Montreal, as administrative agent, and with the other lenders party thereto (the “New Credit Agreement”), providing for a revolving credit facility for an aggregate amount of $400.0 million;

•

Ultra Resources entered into a Senior Secured Term Loan Agreement dated April 12, 2017 with Barclays Bank PLC, as administrative agent, and with the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million;

•

Ultra Resources entered into an Indenture dated April 12, 2017 with Wilmington Trust, as trustee (the “Indenture”), and also issued the $700.0 million of its 6.875% unsecured senior notes due 2022 and $500.0 million of its 7.125% unsecured senior notes due 2025 contemplated in the Purchase Agreement (the “New Unsecured Notes”). The 2022 Notes were sold at an issue price of 100% and the 2025 Notes were sold at an issue price of 98.507%, and the issuance of the 2022 Notes and the 2025 Notes resulted in net proceeds (after deducting purchasers’ discounts and commissions) to Ultra Resources of $1.185 billion.

Ultra Resources’ obligations under the New Credit Agreement, the Term Loan Agreement, the Indenture, and the New Unsecured Notes are guaranteed by the Company and each of its subsidiaries (other than Ultra Resources). In addition, as previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, the Company and each of its subsidiaries (other than Ultra Resources) entered into a Guaranty and Collateral Agreement in favor of Bank of Montreal, as administrative agent, for the benefit of the secured parties under the New Credit Agreement and the Term Loan Agreement.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fresh Start Accounting

In connection with the Company’s emergence from bankruptcy, we will not be required to apply fresh start accounting to our financial statements because the reorganization value of our assets immediately prior to confirmation of the plan of reorganization was greater than the aggregate of postpetition liabilities and allowed claims. As a result, a new reporting entity will not be created and the effects of the bankruptcy will be recorded through the financial statements on April 12, 2017, the date on which the Company emerged from bankruptcy.

Liabilities Subject to Compromise

We have applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the consolidated financial statements presented herein include amounts classified as “liabilities subject to compromise.” These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable	$1,300	$1,322
Accrued liabilities	6,304	6,303
Accrued interest payable	185,112	99,774
Debt	3,759,000	3,759,000
Accrued contract settlements	224,349	171,642

Liabilities subject to compromise	$4,176,065	$4,038,041

Schedules and Statements — Magnitude of Potential Claims & Claims Resolution Process

On June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. On October 14, 2016, Ultra Wyoming LGS, LLC (“UWLGS”), one of the Debtors and our indirect, wholly owned subsidiary, filed an amendment to its Schedules and Statements. The Schedules and Statements are subject to further amendment or modification. Pursuant to the Federal Rules of Bankruptcy Procedures, some creditors who wished to assert prepetition claims were required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ chapter 11 cases, which deadline was September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. The claims filed against us are voluminous. Further, it is possible claimants will file amended or modified claims in the future, even after the Effective Date, including modifications or amendments to assert or assign values to claims originally filed with no designated value. These amendments or modifications may be material. Because of the volume and magnitude of the claims asserted against us, the claims resolution process is on-going, is expected to take considerable time to complete, and will continue after the Effective Date. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

To the best of our knowledge, we timely notified all of our known current or potential creditors that we filed the chapter 11 cases. The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein and amendment or modification as our chapter 11 cases proceed.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there are differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. Such differences, as well as other disputes and contingencies have been investigated and resolved as part of our claims resolution process in our chapter 11 cases. Please refer to Note 8 for additional information about contingent matters and commitments related to certain claims filed in our chapter 11 cases.

As a part of the claims resolution process, we are working to resolve differences between amounts we listed in our Schedules and Statements and amounts of claims filed by our creditors. We have already identified, for example, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We have previously filed, and we will continue to file and prosecute, objections with the Bankruptcy Court as necessary for claims we believe should be disallowed.

Tax Attributes; Net Operating Loss Carryforwards

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code, our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under the U.S. Internal Revenue Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock prior to the implementation of the Plan.

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

Costs of Reorganization

We have incurred and will continue to incur significant costs associated with our reorganization and the chapter 11 proceedings. We expect these costs, which are being expensed as incurred, have affected and may continue to significantly affect our results of operations. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017
Professional fees(1)	$57,691
Other(2)	(145)

Total Reorganization items, net	$57,546

(1)	The three months ended March 31, 2017 includes $49.6 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.

(2)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2016, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2016 was derived from the Company’s audited financial

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. The Company did not incur a ceiling test write-down for the three months ended March 31, 2017 or 2016.

(g) Inventories: At March 31, 2017 and 2016, inventory of $7.4 million and $4.9 million, respectively, primarily includes the cost of pipe and production equipment that will be utilized during the 2017 drilling program and crude oil inventory. Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. The Company uses the weighted average method of recording its materials and supplies inventory. Crude oil inventory is valued at lower of cost or market.

(h) Deferred Financing Costs: At March 31, 2017, other assets include accrued fees associated with the Exit Financing and the Rights Offering which occurred subsequent to the balance sheet date. In future periods, these costs will either be presented as a direct reduction from the carrying amount of the related debt liability or as a reduction in proceeds on equity issuance.

(i) Derivative Instruments and Hedging Activities: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability in the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 6).

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

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(k) Earnings (loss) Per Share: Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect. The weighted average shares in the table below do not consider any potential dilutive effects of the proposed plan of reorganization discussed in Note 1. Subsequent to March 31, 2017, and in conjunction with the emergence from chapter 11, the Company issued shares of New Equity (defined below) to holders of Existing Common Shares (defined below) at a conversion ratio of 0.521562. As a result, the basic and fully diluted share counts have been presented to reflect this conversion as if it had occurred as of January 1, 2016.

	Three Months Ended March 31,
	2017	2016
	(Share amounts in 000’s)
Net (loss)	$(89,698)	$(21,831)

Weighted average common shares outstanding — basic	80,018	79,967
Effect of dilutive instruments(1)(2)	—	—

Weighted average common shares outstanding — diluted	80,018	79,967

Net income (loss) per common share — basic	$(1.12)	$(0.27)

Net income (loss) per common share — diluted	$(1.12)	$(0.27)

Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common	—	—

(1)	Due to the net loss for the three months ended March 31, 2017, 0.5.0 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

(2)	Due to the net loss for the three months ended March 31, 2016, 0.8 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of March 31, 2017 and December 31, 2016 were immaterial.

(q) Other revenues: Other revenues are comprised of fees paid to us by the operators of the gas processing plants where our gas is processed in exchange for the liquids removed from our production.

(r) Capitalized Interest: Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any.

(s) Capital Cost Accrual: The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

(t) Reclassifications: Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

(u) Deposits and Retainers: Deposits and retainers primarily consist of payments related to surety bonds.

(v) Recent Accounting Pronouncements not yet Adopted

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

for classifying stock awards as equity. For public companies, the standard became effective for the quarter ended March 31, 2017. The Company did not have any unrecognized excess tax benefits upon the adoption of the standard, and as a result, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

2. OIL AND GAS PROPERTIES AND EQUIPMENT:

	March 31, 2017	December 31, 2016
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$10,843,752	$10,752,642
Less: Accumulated depletion, depreciation and amortization	(9,770,832)	(9,742,176)

	$1,072,920	$1,010,466

3. DEBT AND OTHER LONG-TERM OBLIGATIONS:

	March 31, 2017	December 31, 2016
Total Debt:
6.125% Senior Notes due 2024	$850,000	$850,000
5.75% Senior Notes due 2018	450,000	450,000
Senior Notes issued by Ultra Resources, Inc.	1,460,000	1,460,000
Credit Agreement	999,000	999,000

Total current portion of long-term debt	3,759,000	3,759,000
Less: Liabilities subject to compromise(1) (See Note 1)	(3,759,000)	(3,759,000)

Total current portion of long-term debt not subject to compromise	$—	$—

Other long-term obligations:
Other long-term obligations	$172,959	$177,088

(1)	All of our indebtedness that was outstanding at March 31, 2017 has been reclassified to liabilities subject to compromise in the Consolidated Balance Sheets. See Note 9 for information about the indebtedness we incurred in connection with, and that is now outstanding following, our emergence from bankruptcy.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Ultra Resources, Inc.

Credit Agreement. On October 6, 2011, Ultra Resources, Inc. (“Ultra Resources”), a wholly owned subsidiary of the Company, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the “Prepetition Credit Agreement”). Prior to the Effective Date, Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation (“UP Energy”), a wholly owned subsidiary of the Company.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on the Effective Date, all principal, prepetition interest, and other undisputed amounts outstanding with respect to the Prepetition Credit Agreement were paid in full, and all of Ultra Resources’ obligations under the Prepetition Credit Agreement as well as the Company’s and UP Energy’s obligations under their respective guarantees of Ultra Resources’ obligations under the Prepetition Credit Agreement were cancelled and extinguished as provided in the Plan. From and after the Effective Date, neither the Company nor UP Energy nor Ultra Resources has any continuing obligations under the Prepetition Credit Agreement or the guarantees related thereto except to the extent specifically provided in the Plan. Please see Note 8 – “Commitments and Contingencies” in this Quarterly Report on Form 10-Q for additional information about claims pending with respect to the Prepetition Credit Agreement after the Effective Date.

Senior Notes. Prior to the Effective Date, Ultra Resources had outstanding $1.46 billion of senior notes (“Prepetition Senior Notes”) which were issued pursuant to a certain Master Note Purchase Agreement dated as of March 6, 2008 (as amended, supplemented or otherwise modified, the “MNPA”). The Prepetition Senior Notes ranked pari passu with the Prepetition Credit Agreement. Payment of the Prepetition Senior Notes was guaranteed by the Company and by UP Energy. The Prepetition Senior Notes were subject to representations, warranties, covenants and events of default similar to those in the Prepetition Credit Agreement.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on the Effective Date, all principal, prepetition interest, and other undisputed amounts outstanding with respect to the Prepetition Senior Notes were paid in full, and Ultra Resources’ obligations under the MNPA and with respect to the Prepetition Senior Notes as well as the Company’s and UP Energy’s obligations under their respective guarantees of Ultra Resources’ obligations under the MNPA and the Prepetition Senior Notes were cancelled and extinguished as provided in the Plan. From and after the Effective Date, neither the Company nor UP Energy nor Ultra Resources has any continuing obligations under the MNPA or with respect to the Prepetition Senior Notes or the guarantees related thereto except to the extent specifically provided in the Plan. Please see Note 8 – “Commitments and Contingencies” in this Quarterly Report on Form 10-Q for additional information about claims pending with respect to the Prepetition Senior Notes and the MNPA after the Effective Date.

Ultra Petroleum Corp. Senior Notes

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% unsecured Senior Notes due October 1, 2024 (“2024 Notes”). The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes. Under the indenture pursuant to which the 2024

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Notes were issued, upon the acceleration of the Company’s obligations under the 2024 Notes, the 2024 Notes were deemed to have matured and the unpaid principal balance and unpaid, accrued interest as well as any applicable premiums (as determined pursuant to the indenture) was due.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% unsecured Senior Notes due December 15, 2018 (“2018 Notes”). The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2018 Notes. Under the indenture pursuant to which the 2018 Notes were issued, upon the acceleration of the Company’s obligations under the 2018 Notes, the 2018 Notes were deemed to have matured and the unpaid principal balance and unpaid, accrued interest as well as any applicable premiums (as determined pursuant to the indenture) was due.

Holders of 2018 Notes and 2024 Notes filed proofs of claim in our chapter 11 proceedings related to the notes. In addition, as described above, certain of the holders of 2018 Notes and 2024 Notes entered into the PSA and the BCA with the Debtors.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on the Effective Date, the claims related to the 2018 Notes and 2024 Notes were allowed in full, each holder of a claim related to a 2018 Note and/or 2024 Note received a distribution of our common stock in the amount of such holders’ applicable claim, and the Company’s obligations under the indentures pursuant to which the 2018 Notes and the 2024 Notes were issued, respectively, as well as the Company’s obligations under the 2018 Notes and the 2024 Notes, respectively, were cancelled and extinguished as provided in the Plan. From and after the Effective Date, the Company has no continuing obligations under either the indentures pursuant to which the 2018 Notes and the 2024 Notes were issued, respectively, or pursuant to the 2018 Notes or the 2024 Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

4. SHARE BASED COMPENSATION:

Valuation and Expense Information

	Three Months
	Ended March 31,
	2017	2016
Total cost of share-based payment plans	$1,211	$2,728
Amounts capitalized in oil and gas properties and equipment	$360	$931
Amounts charged against income, before income tax benefit	$851	$1,797
Amount of related income tax benefit recognized in income before valuation allowance	$339	$751

Changes in Stock Options and Stock Options Outstanding

The following table summarizes the changes in stock options for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Number of Options (000’s)	Weighted Average Exercise Price (US Dollars)
Balance, December 31, 2015	519	$49.05	to	$98.87

Expired or forfeited	(173)	$50.15	to	$75.18

Balance, December 31, 2016	346	$49.05	to	$98.87

Expired or forfeited	(121)	$49.05	to	$75.18

Balance, March 31, 2017	225	$52.77	to	$98.87

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance Share Plans:

Long Term Incentive Plans. Historically the Company has offered a Long Term Incentive Plan (“LTIP”) to key employees in order to further align the interests of such key employees with shareholders and to give such key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. Each LTIP historically covered a performance period of three years. Because of the chapter 11 filings, the Company did not establish an LTIP beginning January 1, 2016 or January 1, 2017.

Under each historical LTIP, the Compensation Committee established a percentage of base salary for each participant that was multiplied by the participant’s base salary at the beginning of the performance period and individual performance level to derive a Long Term Incentive Value as a “target” value. This “target” value corresponded to the number of shares of the Company’s common stock the participant was eligible to receive if the participant was employed by the Company through the date the award vests and if the target level for all performance measures were met. In addition, each participant was assigned threshold and maximum award levels in the event the Company’s actual performance is below or above the target levels.

Time-Based Measure and Performance-Based Measures. For each LTIP award, the Committee establishes time-based and performance-based measures at the beginning of each three-year performance period. For the LTIP award established in 2015, the Committee established the following performance-based measures: return on capital employed, debt level, and reserve replacement ratio. The fair value of the time-based and performance-based component of the LTIP award is based on the average high and low market price of the Company’s common stock on the date of award.

Market-Based Measure. LTIP awards granted to officers during 2015, included an additional performance metric, Total Shareholder Return. The grant-date fair value related to the market-based condition was calculated using a Monte Carlo simulation.

Valuation Assumptions

The Company estimates the fair value of the market condition related to the LTIP awards on the date of grant using a Monte Carlo simulation with the following assumptions:

2015 LTIP
Volatility of common stock	40.1%
Average volatility of peer companies	46.5%
Average correlation coefficient of peer companies	0.454
Risk-free interest rate	1.02%

Stock-Based Compensation Cost:

For the three months ended March 31, 2017, the Company recognized $0.7 million in pre-tax compensation expense related to the 2015 LTIP award of restricted stock units as compared to $1.4 million during the three months ended March 31, 2016 related to the 2014 and 2015 LTIP awards of restricted stock units. The amount recognized during the three months ended March 31, 2017 assumed that performance objectives between less than threshold and up to maximum would have been attained for the 2015 LTIP plan.

On the Effective Date, as provided in the Plan, all outstanding LTIPs established prior to the Effective Date were cancelled and extinguished, and participants in the LTIPs received no payment or other distribution on account of the LTIPs.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 35% due primarily to valuation allowances.

The Company has recorded a valuation allowance against all deferred tax assets as of March 31, 2017. Some or all of this valuation allowance may be reversed in future periods against future income.

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

Commodity Derivative Contracts: At March 31, 2017, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price /MMBTU	Fair Value - March 31, 2017
					(Liability)
Fixed price swap	NYMEX-Henry Hub	Apr - Oct 2017	555,374	$3.17	$(13,218)

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
Commodity Derivatives:	2017	2016
Realized gain (loss) on commodity derivatives-natural gas(1)	$—	$—
Unrealized loss on commodity derivatives(1)	(13,218)	—

Total loss on commodity derivatives	$(13,218)	$—

(1)	Included in loss on commodity derivatives in the Consolidated Statements of Operations.

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

7. FAIR VALUE MEASUREMENTS:

As required by FASB ASC 820, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.

Level 2:	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter forwards and swaps.

Level 3:	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$14	$—	$14

Liabilities:
Current derivative liability	$—	$13,232	$—	$13,232

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

	March 31, 2017(1)		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
7.31% Notes due March 2016, issued 2009	62,000	62,000	62,000	64,266
4.98% Notes due January 2017, issued 2010	116,000	116,000	116,000	123,967
5.92% Notes due March 2018, issued 2008	200,000	200,000	200,000	224,025
5.75% Notes due December 2018, issued 2013	450,000	450,000	450,000	465,630
7.77% Notes due March 2019, issued 2009	173,000	173,000	173,000	204,854
5.50% Notes due January 2020, issued 2010	207,000	207,000	207,000	233,932
4.51% Notes due October 2020, issued 2010	315,000	315,000	315,000	337,528
5.60% Notes due January 2022, issued 2010	87,000	87,000	87,000	99,983
4.66% Notes due October 2022, issued 2010	35,000	35,000	35,000	38,225
6.125% Notes due October 2024, issued 2014	850,000	850,000	850,000	893,325
5.85% Notes due January 2025, issued 2010	90,000	90,000	90,000	106,299
4.91% Notes due October 2025, issued 2010	175,000	175,000	175,000	193,665
Credit Facility due October 2016	999,000	999,000	999,000	999,000

	$3,759,000	$3,759,000	$3,759,000	$3,984,699

(1)	At March 31, 2017, the debt included in the table above is a component of liabilities subject to compromise in our Consolidated Balance Sheets. See Note 1. The carrying amounts of debt securities at March 31, 2017 are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments as described in our Plan of Reorganization confirmed by the Court on March 14, 2017 and subsequently executed upon on April 12, 2017.

8. COMMITMENTS AND CONTINGENCIES:

The commencement of the chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Plan, as confirmed, provides for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the chapter 11 proceedings. As noted in this Quarterly Report on Form 10-Q, the claims resolution process associated with our chapter 11 proceedings is on-going, and we expect it to continue for an indefinite period of time.

Indebtedness Claims

The chapter 11 filings by the Company and its various subsidiaries, including Ultra Resources, constituted events of default under the Company’s and Ultra Resources’ debt agreements. See Note 3 of this Quarterly Report on Form 10-Q for more information about the debt agreements. On or around September 1, 2016, many of the holders of this indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid interest that had accrued by the petition dates, interest that has accrued since the petition dates (including interest at the default rates under the debt agreements), make-whole amounts, and other fees and obligations under the debt agreements. On December 29, 2016, holders of certain Senior Notes (as defined below) filed a complaint initiating an adversary proceeding against us in our chapter 11 cases. In the complaint, among other matters, the noteholders allege that there is a make-whole amount due under the Senior Notes as a result of our filing the chapter 11 cases, which they assert is “no less than $200,725,869, exclusive of any interest thereon.” On January 13, 2017, holders of certain other Senior Notes intervened to join the adversary proceeding as plaintiffs. On January 30, 2017, we filed a motion to dismiss the complaint. On February 10, 2017, both noteholder groups objected to our motion to dismiss. At a February 13, 2017 hearing, the Court set a briefing schedule and, subsequently, set a hearing date for May 16, 2017 for oral argument related to the make-whole and interest claims. In connection with confirmation and consummation of the Plan, to resolve certain objections to confirmation asserted by the holders of Senior Notes, among others, we entered into a stipulation with the claimants pursuant to which we agreed to establish and fund a $400.0 million reserve account after the Effective Date, pending resolution of make-whole and post-petition interest claims. On April 14, 2017, we funded the account. At this time, we are not able to determine the likelihood or range of amounts attributable to claims for postpetition interest, make-whole amounts, or other fees and obligations under the debt agreements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Rockies Express Pipeline

On February 26, 2016, we received a letter from Sempra Rockies Marketing, LLC (“Sempra”) alleging that we were in breach of our Capacity Release Agreement, dated March 5, 2009 (the “Capacity Agreement”), resulting from nonpayment of fees for transportation service and notifying us that Sempra was authorized to recall the capacity released to us under the Capacity Agreement and to pursue any claims for damages or other remedies to which Sempra was entitled. On March 8, 2016, we received a letter from Sempra notifying us that Sempra was exercising its alleged right to permanently recall the 50,000 MMBtu/day of capacity on the Rockies Express Pipeline pursuant to the Capacity Agreement and that the recall would be effective as of March 9, 2016. On August 25, 2016, Sempra filed a proof of claim with the Bankruptcy Court for approximately $63.8 million. As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on April 10, 2017, we agreed, with Sempra, to settle their claims for $57.0 million payable, in full, and has been accrued as contract settlement expense on the Consolidated Statements of Operations. This amount is payable on the earlier of June 30, 2017 or 45 days after the Effective Date. We expect to pay this amount by May 27, 2017.

On April 4, 2016, we received a demand for payment and notice of enforcement from Rockies Express Pipeline LLC (“REX”) in connection with the transportation agreement related to the Rockies Express Pipeline, pursuant to which Rockies Express demanded payment from us of $303.2 million by April 20, 2016. On April 14, 2016, REX filed a lawsuit against us in Harris County, Texas alleging breach of contract and seeking damages related to the alleged breach. On August 26, 2016, REX filed a proof of claim with the Bankruptcy Court for $303.3 million. On January 12, 2017 we entered into a settlement agreement with REX which was subsequently amended on March 2, 2017. Pursuant to the settlement (as amended), we agreed to make a cash payment to REX of $150.0 million on the earlier of three months after the Effective Date or October 30, 2017. We expect to pay this amount on or before July 12, 2017. Additionally, in connection with the settlement, we entered into a new seven-year agreement with REX for firm transportation service of 200,000 dekatherms per day on the Rockies Express Pipeline, west-to-east, commencing December 1, 2019, at a rate of approximately $0.37 per dekatherm, or approximately $26.8 million annually.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under Federal oil and gas leases. During the second quarter of 2016, the Company responded to the preliminary determination asserting the reasonableness of its allocation methodology of such costs, noting several matters we believed should have been considered in the preliminary determination notice. On October 27, 2016, ONRR filed a proof of claim with the Bankruptcy Court asserting approximately $35.1 million in claims attributable to the Company’s royalty calculations. During the first quarter of 2017, the Company responded to the preliminary determination again asserting the reasonableness of its allocation methodology of such costs. The ONRR unbundling review could ultimately result in an order for payment of additional royalties under the Company’s Federal oil and gas leases for current and prior periods. The Company is not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Oil Sales Contract

On April 29, 2016, the Company received a letter from counsel to Sunoco Partners Marketing & Terminals L.P. (“SPMT”) asserting that (1) the Company had breached, by anticipatory repudiation, a contract for the purchase and sale of crude oil between Ultra Resources and SPMT and (2) the contract was terminated. In the letter, SPMT demanded payment for damages resulting from the breach in the amount of $38.6 million. On August 31, 2016, SPMT filed a proof of claim with the Bankruptcy Court for $16.9 million. On December 13, 2016, we filed an objection to SPMT’s proof of claim, and on December 14, 2016, we filed an adversary proceeding against SPMT related to its breach of the contract during the prepetition period. On January 18, 2017, SPMT filed a reply to our objection SPMT’s proof of claim and an answer to our complaint in the adversary proceeding. At this time, we are not able to determine the likelihood or range of damages owed to SPMT, if any, related to this matter, or, if and when such amounts are assessed, whether such amounts would be material. SPMT is a member of our official committee of unsecured creditors. We anticipate SPMT’s claims will be resolved in connection with our chapter 11 proceedings.

The Company is a party, with Big West Oil, LLC (“Big West”), to several prepetition contracts (the “Crude Contracts”) for the purchase and sale of crude oil. On April 26, 2016, Big West Oil LLC (“Big West”) and the Company entered into a Temporary Suspension of Contracts and Interim Crude Oil Purchase and Sale Agreement (“Suspension Agreement”), pursuant to which the parties suspended performance under the prepetition contracts. On August 30, 2016, Big West filed a proof of claim

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

with the Bankruptcy Court for $32.6 million. The Company objected to Big West’s proof of claim. On January 20, 2017, Big West and the Company reached an agreement settling and resolving Big West’s proof of claim. Pursuant to the settlement, we agreed to make a cash payment to Big West of $17.35 million and that all of our prepetition contracts with Big West, including the Suspension Agreement, would be rejected, cancelled and extinguished on the Effective Date (with no additional damages other than the $17.35 million payment) in connection with the Plan. The Bankruptcy Court approved the settlement, and it was included in the Plan, as confirmed and consummated. We paid the $17.35 million to Big West during April 2017. Additionally, in connection with the settlement, we and Big West entered into two new, two-year, contracts for the purchase and sale of crude oil we produce in Wyoming and Utah.

Other Claims

The Company is party to a lawsuit related to disputes with respect to overriding royalty interests in certain of our operated leases in Pinedale, Wyoming. At this time, no determination of the outcome of these claims can be made, and as no damage claim amount has been asserted by the claimants, we cannot reasonably estimate the potential impact of these claims. We intend to defend this case vigorously, and expect these claims to be resolved in our chapter 11 proceedings. The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

9. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2017 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below which occurred as of the Effective Date:

•	The Plan became effective in accordance with its terms and the Debtors emerged from their Chapter 11 Cases;

•

Ultra Resources entered into and issued, as applicable, secured and unsecured financing in an aggregate amount of up to $2.4 billion, consisting of (i) the Term Loan Agreement (a seven-year senior secured first lien term loan credit facility in an aggregate amount of $800.0 million), (ii) the New Credit Agreement (a senior secured first lien revolving credit facility in an aggregate amount of $400.0 million maturing January 12, 2022), (iii) the New Unsecured Notes (2022 Notes in an aggregate principal amount of $700.0 million and 2025 Notes in an aggregate principal amount of $500.0 million);

•

Debt repayment, cancellation and extinguishment of the $1.0 billion unsecured revolving credit facility between Ultra Resources and JPMorgan Chase Bank, N.A. (“Prepetition Credit Agreement”) and $1.46 billion senior unsecured private placement notes issued by Ultra Resources (“Prepetition Senior Notes”), including principal, prepetition interest and certain other interest, fees and expenses;

•	Completion of the $580.0 million Rights Offering and payment of applicable Backstop Commitment fee;

•

Establishment of the Ultra Petroleum 2017 Stock Incentive Plan under which 7.5% of the equity in the reorganized Company (on a fully-diluted/fully-distributed basis) was reserved for grants to be made from time to time to the directors, officers, and other employees of the reorganized Company. On the Effective Date, as provided in the Plan, all outstanding LTIPs established prior to the Effective Date were cancelled and extinguished, and participants in the LTIPs received no payment or other distribution on account of the LTIPs; and,

•

Consistent with the Plan, 194,991,656 shares of New Equity were issued. With the exception of New Equity issued to commitment parties pursuant to their obligations under the Backstop Commitment Agreement, New Equity issued under the Plan was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 1145 of the Bankruptcy Code. New Equity issued to holders of the HoldCo Notes, holders of the Existing Common Shares and commitment parties pursuant to their obligations under the Backstop Commitment Agreement was issued under the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) thereof.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

•	70,579,367 shares of New Equity were issued pro rata to holders of the HoldCo Notes with claims allowed under the Plan;

•	80,022,410 shares of New Equity were issued pro rata to holders of Existing Common Shares;

•	2,512,623 shares of New Equity were issued to commitment parties under the Backstop Commitment Agreement in respect of the commitment premium due thereunder;

•	18,844,363 shares of New Equity were issued to commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder; and

•	23,032,893 shares of New Equity were issued to participants in the Rights Offering.

•	The New Equity began trading on The NASDAQ Global Select Market on April 13, 2017, under the ticker symbol “UPL”.

•

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on April 10, 2017, we agreed, with Sempra, to settle their claims for $57.0 million payable, in full, on the earlier of June 30, 2017 or 45 days after the Effective Date. We expect to pay this amount by May 27, 2017.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. (the “Company”) is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming—the Pinedale and Jonah fields, its oil reserves in the Uinta Basin in Utah and its natural gas reserves in the Appalachian Basin of Pennsylvania. The Company operates in one industry segment, natural gas and oil exploration and development, within one geographical segment, the United States.

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

During the quarter ended March 31, 2017, the average price realization for the Company’s natural gas was $3.15 per Mcf compared with $2.01 per Mcf during the quarter ended March 31, 2016.

During the quarter ended March 31, 2017, the average price realization for the Company’s oil was $47.29 per barrel compared to $26.95 per barrel for the quarter ended March 31, 2016.

Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11 and Ability to Continue as a Going Concern

On April 29, 2016 (the “Petition Date”), to restructure their respective obligations and capital structures, the Company and each of its direct and indirect wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ chapter 11 cases were jointly administered for procedural purposes under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.). On February 21, 2017, the Bankruptcy Court signed an amended order approving our Disclosure Statement. The amended order: (1) approved the adequacy of our Disclosure Statement, (2) approved the solicitation and notice procedures related to confirmation of our plan of reorganization, (3) approved the forms of ballots and notices related thereto, (4) approved the rights offering procedures and matters related thereto set forth in the Plan, (5) scheduled certain dates related to our plan confirmation process and Rights Offering, and (6) granted related relief. On March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”). On April 12, 2017 (the “Effective Date”), we emerged from bankruptcy.

As a result of its improved financial condition and successful emergence from chapter 11, the Company believes it has sufficient liquidity, including approximately $480.0 million of cash on hand as of March 31, 2017 and funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the quarter ended March 31, 2017 and further through April 11, 2017, the date immediately prior to the Effective Date. As such, certain aspects of the chapter 11 cases and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented. Please also see Note 9 – Subsequent Events in this Quarterly Report on Form 10-Q for additional information about the impact of our emergence from bankruptcy on our business, financial condition and capital structure. This Quarterly Report on Form 10-Q also includes disclosure in this introductory narrative and other places about those matters. Information about our chapter 11 cases is available at a website maintained by our claims agent, Epiq Systems (http://dm.epiq11.com/UPT/Docket).

For the quarter ended March 31, 2017, we operated our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our chapter 11 petitions, the Bankruptcy Court granted certain relief we requested enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate our cash management system in the ordinary course, remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided to us during the period between the Petition Date and the Effective Date, and during the period from and after the Effective Date now that we have emerged from bankruptcy, we intend to pay vendors in full under normal terms.

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors.” In addition, the consummation of the Plan has had a material impact on our liabilities, capital structure, and shareholders. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans going forward.

Stakeholder Committees – Appointment & Formation

On May 5, 2016, the United States Trustee for the Southern District of Texas appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”). On September 26, 2016, the United States Trustee for the Southern District of Texas filed a Notice of Reconstitution of the UCC. As provided in the Plan, the UCC dissolved automatically on the Effective Date.

Certain other stakeholders also organized for purposes of participating in the Debtors’ chapter 11 cases: (i) on June 8, 2016, an informal ad hoc committee of unsecured creditors of our subsidiary, Ultra Resources, Inc. (“Ultra Resources”), notified the Bankruptcy Court it had formed and identified its members, most of which are distressed debt investors and/or hedge funds; (ii) on June 13, 2016, an informal ad hoc committee of the holders of senior notes issued by the Company notified the Bankruptcy Court it had formed and identified its members; (iii) on July 20, 2016, an informal ad hoc committee of our shareholders notified the Bankruptcy Court it had formed and identified its members; and (iv) on January 6, 2017, an informal ad hoc committee of unsecured creditors of Ultra Resources notified the Bankruptcy Court it had formed and identified its members, most of which are insurance companies.

Plan Support Agreement, Rights Offering, Backstop Commitment Agreement and Exit Financing Commitment Letter

On November 21, 2016, each of the Ultra Entities entered into a Plan Support Agreement (as amended, the “PSA”) with (i) holders of at least 66.67% of the principal amount of the Company’s outstanding 5.75% Senior Notes due 2018 and 6.125% Senior Notes due 2024 and (ii) shareholders who own at least a majority of the Company’s outstanding common stock or the economic interests therein (collectively, the “Plan Support Parties”) and a Backstop Commitment Agreement (“BCA”) with a subset thereof (collectively, the “Commitment Parties”).

Plan Support Agreement: The PSA enumerated the terms and conditions pursuant to which the Ultra Entities and the Commitment Parties agreed to seek and support a joint plan of reorganization. The Plan consummated on the Effective Date was the joint plan of reorganization contemplated in the PSA.

Rights Offering: In accordance with the Plan, the BCA and the Rights Offering procedures submitted by the Company in connection with the Plan, the Company offered eligible debt and equity holders, including the Commitment Parties, the right to purchase shares of new common stock in the Company upon effectiveness of the Plan for an aggregate purchase price of $580.0 million. The Rights Offering consisted of the following offerings:

•

HoldCo Noteholders were granted rights (the “HoldCo Noteholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Noteholder Rights Offering Shares”), which HoldCo Noteholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $435.0 million.

•

HoldCo Equityholders were granted rights (the “HoldCo Equityholder Rights Offering,” and, together with the HoldCo Noteholder Rights Offering, the “Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Equityholder Rights Offering Shares” and, together with the HoldCo Noteholder Rights Offering Shares, the “Rights Offering Shares”), which HoldCo Equityholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $145.0 million.

In connection with our emergence from bankruptcy on the Effective Date, we consummated the Rights Offering as contemplated in the Plan and the BCA.

Backstop Commitment Agreement: Under the BCA, the Commitment Parties agreed to purchase HoldCo Noteholder Rights Offering Shares and the HoldCo Equityholder Rights Offering Shares, as applicable, that are not duly subscribed for pursuant to the Rights Offering by parties other than Commitment Parties (the “Backstop Commitment”) at an implied 20% discount to the Plan Value, which is the price for the rights offering set forth in in the PSA (the “Rights Offering Price”). In connection with our emergence from bankruptcy on the Effective Date, the Commitment Parties performed the Backstop Commitment as and to the extent provided for in the BCA. In addition, on the Effective Date, the Company paid the Commitment Parties a Commitment Premium equal to 6.0% of the $580.0 million committed amount (the “Commitment Premium”). The Commitment Premium was paid in the form of new common stock at the Rights Offering Price.

Exit Financing Commitment Letter: As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 9, 2017, on February 8, 2017, the Debtors obtained a commitment letter (as amended, the “Commitment Letter”) from Barclays Bank PLC (including any affiliates that may perform its responsibilities thereunder, “Barclays”), pursuant to which, in connection with the consummation of the Plan, Barclays agreed to provide us with secured and unsecured financing in an aggregate amount of up to $2.4 billion.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 9, 2017, on February 8, 2017, the Debtors filed a motion with the Bankruptcy Court seeking authorization to enter into and perform under the Commitment Letter and the other commitment papers. The motion was heard and approved during the Company’s disclosure statement hearing on February 13, 2017.

On April 7, 2017, Ultra Resources and Barclays Capital Inc. entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which Ultra Resources agreed to sell to Barclays and the other purchasers $700.0 million of its 6.875% unsecured senior notes due 2022 and $500.0 million of its 7.125% unsecured senior notes due 2025.

On the Effective Date, as previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, in connection with the consummation of our Plan:

•

Ultra Resources entered into a Credit Agreement dated April 12, 2017 with Bank of Montreal, as administrative agent, and with the other lenders party thereto (the “New Credit Agreement”), providing for a revolving credit facility for an aggregate amount of $400.0 million;

•

Ultra Resources entered into a Senior Secured Term Loan Agreement dated April 12, 2017 with Barclays Bank PLC, as administrative agent, and with the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million;

•

Ultra Resources entered into an Indenture dated April 12, 2017 with Wilmington Trust, as trustee (the “Indenture”), and also issued the $700.0 million of its 6.875% unsecured senior notes due 2022 and $500.0 million of its 7.125% unsecured senior notes due 2025 contemplated in the Purchase Agreement (the “New Unsecured Notes”). The 2022 Notes were sold at an issue price of 100% and the 2025 Notes were sold at an issue price of 98.507%, and the issuance of the 2022 Notes and the 2025 Notes resulted in net proceeds (after deducting purchasers’ discounts and commissions) to Ultra Resources of $1.185 billion.

Ultra Resources’ obligations under the New Credit Agreement, the Term Loan Agreement, the Indenture, and the New Unsecured Notes are guaranteed by the Company and each of its subsidiaries (other than Ultra Resources). In addition, as previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, the Company and each of its subsidiaries (other than Ultra Resources) entered into a Guaranty and Collateral Agreement in favor of Bank of Montreal, as administrative agent, for the benefit of the secured parties under the New Credit Agreement and the Term Loan Agreement.

Fresh Start Accounting

In connection with the Company’s emergence from bankruptcy, we will not be required to apply fresh start accounting to our financial statements because the reorganization value of our assets immediately prior to confirmation of the plan of reorganization was greater than the aggregate of postpetition liabilities and allowed claims. As a result, a new reporting entity will not be created and the effects of the bankruptcy will be recorded through the financial statements on April 12, 2017, the date on which the Company emerged from bankruptcy.

Liabilities Subject to Compromise

We have applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the consolidated financial statements presented herein include amounts classified as “liabilities subject to compromise.” These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable	$1,300	$1,322
Accrued liabilities	6,304	6,303
Accrued interest payable	185,112	99,774
Debt	3,759,000	3,759,000
Accrued contract settlements	224,349	171,642

Liabilities subject to compromise	$4,176,065	$4,038,041

Schedules and Statements — Magnitude of Potential Claims & Claims Resolution Process

On June 8, 2016, each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. On October 14, 2016, Ultra Wyoming LGS, LLC (“UWLGS”), one of the Debtors and our indirect, wholly owned subsidiary, filed an amendment to its Schedules and Statements. The Schedules and Statements are subject to further amendment or modification. Pursuant to the Federal Rules of Bankruptcy Procedures, some creditors who wished to assert prepetition claims were required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ chapter 11 cases, which deadline was September 1, 2016, for prepetition general unsecured claims and October 26, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. The claims filed against us are voluminous. Further, it is possible claimants will file amended or modified claims in the future, even after the Effective Date, including modifications or amendments to assert or assign values to claims originally filed with no designated value. These amendments or modifications may be material. Because of the volume and magnitude of the claims asserted against us, the claims resolution process is on-going, is expected to take considerable time to complete, and will continue after the Effective Date. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

To the best of our knowledge, we timely notified all of our known current or potential creditors that we filed the chapter 11 cases. The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein and amendment or modification as our chapter 11 cases proceed.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there are differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. Such differences, as well as other disputes and contingencies have been investigated and resolved as part of our claims resolution process in our chapter 11 cases. Please refer to Note 8 for additional information about contingent matters and commitments related to certain claims filed in our chapter 11 cases.

As a part of the claims resolution process, we are working to resolve differences between amounts we listed in our Schedules and Statements and amounts of claims filed by our creditors. We have already identified, for example, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. We have previously filed, and we will continue to file and prosecute, objections with the Bankruptcy Court as necessary for claims we believe should be disallowed.

Tax Attributes; Net Operating Loss Carryforwards

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code, our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under the U.S. Internal Revenue Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock prior to the implementation of the Plan.

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

Costs of Reorganization

We have incurred and will continue to incur significant costs associated with our reorganization and the chapter 11 proceedings. We expect these costs, which are being expensed as incurred, have affected and may continue to significantly affect our results of operations. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017
Professional fees(1)	$57,691
Other(2)	(145)

Total Reorganization items, net	$57,546

(1)	The three months ended March 31, 2017 includes $49.6 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.
(2)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$14	$—	$14

Liabilities:
Current derivative liability	$—	$13,232	$—	$13,232

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

Share-Based Payment Arrangements. The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the three months ended March 31, 2017 and 2016 was $0.9 million and $1.8 million, respectively. See Note 4 for additional information.

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

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2017 or 2016.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalance. The Company’s imbalance obligations as of March 31, 2017 and December 31, 2016 were immaterial.

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

The Company has recorded a valuation allowance against certain of its deferred tax assets as of March 31, 2017. Some or all of this valuation allowance may be reversed in future periods against future income.

Deferred Financing Costs. At March 31, 2017, other assets include accrued fees associated with the Exit Financing and the Rights Offering which occurred subsequent to the balance sheet date. In future periods, these costs will either be presented as a direct reduction from the carrying amount of the related debt liability or as a reduction in proceeds on equity issuance.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) to simplify some of the provisions in stock compensation accounting. The update simplifies the accounting for a stock payment’s tax consequences and amends how excess tax benefits and a business’s payments to cover the tax bills for the shares’ recipients should be classified. The amendments allow companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity. For public companies, the standard became effective for the quarter ended March 31, 2017. The Company did not have any unrecognized excess tax benefits upon the adoption of the standard, and as a result, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS:

	For the Three Months Ended March 31,		% Variance
	2017	2016
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	59,989	68,605	-13%
Crude oil and condensate (Bbls)	663	790	-16%

Total production (Mcfe)	63,967	73,344	-13%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$3.15	$2.01	57%
Natural gas ($/Mcf, including realized hedges)	$3.15	$2.01	57%
Oil and condensate ($/Bbl)	$47.29	$26.95	75%

Revenues:
Natural gas sales	$188,851	$138,102	37%
Oil sales	31,348	21,284	47%
Other revenues	759	—	n/a

Total operating revenues	$220,958	$159,386	39%

Derivatives:
Realized gain (loss) on commodity derivatives-natural gas	$—	$—	n/a
Unrealized (loss) on commodity derivatives	(13,218)	—	n/a

Total (loss) on commodity derivatives	$(13,218)	$—	n/a

Operating Costs and Expenses:
Lease operating expenses	$23,136	$25,394	-9%
Liquids gathering system operating lease expense	$5,226	$5,171	1%
Production taxes	$22,132	$15,231	45%
Gathering fees	$20,929	$22,450	-7%
Transportation charges	$—	$23,555	n/a
Depletion, depreciation and amortization	$31,753	$30,848	3%
General and administrative expenses	$1,051	$4,219	-75%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.36	$0.35	3%
Liquids gathering system operating lease expense	$0.08	$0.07	14%
Production taxes	$0.35	$0.21	67%
Gathering fees	$0.33	$0.31	6%
Transportation charges	$—	$0.32	n/a
Depletion, depreciation and amortization	$0.50	$0.42	19%
General and administrative expenses	$0.02	$0.06	-67%

Quarter Ended March 31, 2017 vs. Quarter Ended March 31, 2016

Production, Commodity Derivatives and Revenues:

Production. During the quarter ended March 31, 2017, total production decreased on a gas equivalent basis to 64.0 Bcfe compared to 73.3 Bcfe for the same quarter in 2016. The decrease is primarily attributable to decreased capital investment during the year ended December 31, 2016.

Commodity Prices — Natural Gas. Realized natural gas prices increased 57% to $3.15 per Mcf in the first quarter of 2017 as compared to $2.01 per Mcf for the same quarter of 2016. The Company’s commodity derivative contracts for natural gas production begin in April 2017 and end in October 2017. During the three months ended March 31, 2016, the Company’s average price for natural gas was $2.01 per Mcf.

Commodity Prices — Oil. During the quarter ended March 31, 2017, the average price realization for the Company’s oil was $47.29 per barrel compared to $26.95 per barrel for the same period in 2016. The Company does not currently have any open derivative contracts for oil production.

Revenues. The increase in average natural gas prices, partially offset by the decrease in total production, resulted in revenues increasing to $221.0 million for the quarter ended March 31, 2017 as compared to $159.4 million for the same period in 2016.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) decreased to $23.1 million during the first quarter of 2017 compared to $25.4 million during the same period in 2016 largely related the decrease in total production and field efficiencies. On a unit of production basis, LOE costs increased to $0.36 per Mcfe during the first quarter of 2017 compared with $0.35 per Mcfe during the first quarter of 2016.

Liquids Gathering System Operating Lease Expense. During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the three months ended March 31, 2017, the Company recognized operating lease expense associated with the Lease Agreement of $5.2 million, or $0.08 per Mcfe, as compared to $5.2 million, or $0.07 per Mcfe for the same period in 2016.

Production Taxes. During the three months ended March 31, 2017, production taxes increased to $22.1 million compared to $15.2 million during the same period in 2016, or $0.35 per Mcfe compared to $0.21 per Mcfe, respectively. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 10.0% of revenues for the quarter ended March 31, 2017 and 9.6% of revenues for the same period in 2016.

Gathering Fees. Gathering fees decreased to $20.9 million for the three months ended March 31, 2017 compared to $22.5 million during the same period in 2016 largely related to decreased production. On a per unit basis, gathering fees were $0.33 per Mcfe for the three months ended March 31, 2017 as compared to $0.31 per Mcfe during the same period in 2016.

Transportation Charges. As a result of termination of the Rockies Express Pipeline (“Rockies Express”) contract during the first quarter of 2016, there were no material transportation charges for the quarter ended March 31, 2017. Transportation charges were $23.6 million for the same period in 2016. See Note 8 for further discussion of the Rockies Express contract.

Depletion, Depreciation and Amortization. DD&A expense of $31.8 million during the three months ended March 31, 2017 remained relatively flat compared to $30.8 million for the same period in 2016. On a unit of production basis, the DD&A rate increased to $0.50 per Mcfe for the quarter ended March 31, 2017 compared to $0.42 per Mcfe for the quarter ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses decreased to $1.1 million for the quarter ended March 31, 2017 compared to $4.2 million for the same period in 2016 primarily related to corporate cost cutting measures. On a per unit basis, general and administrative expenses decreased to $0.02 per Mcfe for the quarter ended March 31, 2017 compared to $0.06 per Mcfe for the quarter ended March 31, 2016.

Other Income and Expenses:

Interest Expense. During the quarter ended March 31, 2017, interest expense of $85.4 million was recognized which represents accrued postpetition interest for the period beginning April 29, 2016 through March 31, 2017 compared to $49.9 million related to the first quarter of 2016 and recognized during the quarter ended March 31, 2016.

Restructuring Expenses. During the year ended March 31, 2016, the Company incurred $5.6 million in costs and fees in connection with its efforts to restructure its debt prior to filing the chapter 11 petitions.

Deferred Gain on Sale of Liquids Gathering System. During the quarters ended March 31, 2017 and 2016, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain/(Loss) on Commodity Derivatives. During the quarter ended March 31, 2017, the Company recognized a loss of $13.2 million related to commodity derivatives. This amount relates to an unrealized loss on commodity derivatives. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract. See Note 6.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $57.5 million for the quarter ended March 31, 2017 are primarily made up of professional fees associated with the pendency of the Company’s chapter 11 cases.

Loss from Continuing Operations:

Pretax Loss. The Company recognized a net loss before income taxes of $89.7 million for the quarter ended March 31, 2017 compared with a loss before income taxes of $22.0 million for the same period in 2016. The decrease in earnings is primarily associated with the reorganization, decreased production and increased interest expense and partially offset by increased revenues as a result of increased natural gas prices, and reduced transportation costs during the three months ended March 31, 2017.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of March 31, 2017. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Loss. For the three months ended March 31, 2017, the Company recognized net loss of $89.7 million, or $1.12 per diluted share, as compared with a net loss of $21.8 million or $0.27 per diluted share, for the same period in 2016. The decrease in earnings is primarily associated with the reorganization, decreased production and increased interest expense and partially offset by increased revenues as a result of increased natural gas prices, and reduced transportation costs during the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through cash flows from operating activities, borrowings under the Credit Agreement, proceeds from the issuance of debt and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas.

The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 proceedings, however, most acts to exercise remedies under its debt agreements, including those related to defaults of various financial covenants and ratios, were stayed as of April 29, 2016, the date of the Chapter 11 petition filing, and continued to be stayed through the Company’s emergence from Chapter 11 on April 12, 2017. Significant transactions affecting the Company’s liquidity upon emergence from Chapter 11 included the following:

•

Ultra Resources entered into and issued, as applicable, secured and unsecured financing in an aggregate amount of up to $2.4 billion, consisting of (i) the Term Loan Agreement (a seven-year senior secured first lien term loan credit facility in an aggregate amount of $800.0 million), (ii) the New Credit Agreement (a senior secured first lien revolving credit facility in an aggregate amount of $400.0 million maturing January 12, 2022), (iii) the New Unsecured Notes (2022 Notes in an aggregate principal amount of $700.0 million and 2025 Notes in an aggregate principal amount of $500.0 million);

•

Debt repayment, cancellation and extinguishment of the $1.0 billion unsecured revolving credit facility between Ultra Resources and JPMorgan Chase Bank, N.A. (“Prepetition Credit Agreement”) and $1.46 billion senior unsecured private placement notes issued by Ultra Resources (“Prepetition Senior Notes”), including principal, prepetition interest and certain other interest, fees and expenses;

•	Completion of the $580.0 million Rights Offering and payment of applicable Backstop Commitment fee;

•	Funded $400.0 million into a reserve account related to the make-whole proceedings; and

•	Funded $37.3 million into an escrow account for payment of certain professional fees associated with the chapter 11 proceedings.

During the pendency of the Chapter 11 filing, the Company’s principal sources of liquidity were cash flow from operations and cash on hand. After emergence from Chapter 11 and repayment of the balances outstanding under the Credit Agreement and the Prepetition Senior Notes in April 2017, the Company’s principal sources of liquidity include cash flow from operations, cash on hand and amounts available under its New Credit Agreement.

Capital Expenditures. For the three month period ended March 31, 2017, total capital expenditures were $89.4 million. During this period, the Company participated in 39 gross (31.1 net) wells in Wyoming that were drilled to total depth and cased. No wells are scheduled to be drilled in Utah or Pennsylvania during 2017.

2017 Capital Investment Plan. For 2017, our capital expenditures are expected to be approximately $500.0 million. We expect to fund these capital expenditures through cash flows from operations and cash on hand. We expect to allocate nearly all of the budget to development activities in our Pinedale field.

Common stock – NASDAQ Listing. In connection with its emergence from chapter 11, the Company issued 194,991,656 shares of its new common stock. All of the Company’s existing common stock that had been trading under the ticker symbol “UPLMQ” was cancelled and the existing stockholders received new common stock as set forth in the Plan. All of the allowed claims attributable to the prepetition high yield bonds issued by the Company were converted into new common stock as set forth in the Plan. The shares related to the $580.0 million equity rights offering were issued and the fee payable to the commitment parties under the Backstop Commitment Agreement was paid in new common stock as set forth in the Plan. The newly-issued common stock began trading on The NASDAQ Global Select Market on April 13, 2017 under the ticker symbol “UPL”.

Ultra Resources, Inc.

Credit Agreement. On October 6, 2011, Ultra Resources, Inc. (“Ultra Resources”), a wholly owned subsidiary of the Company, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (the “Prepetition Credit Agreement”). Prior to the Effective Date, Ultra Resources’ obligations under the Credit Agreement are guaranteed by the Company and UP Energy Corporation (“UP Energy”), a wholly owned subsidiary of the Company.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on the Effective Date, all principal, prepetition interest, and other undisputed amounts outstanding with respect to the Prepetition Credit Agreement were paid in full, and all of Ultra Resources’ obligations under the Prepetition Credit Agreement as well as the Company’s and UP Energy’s obligations under their respective guarantees of Ultra Resources’ obligations under the Prepetition Credit Agreement were cancelled and extinguished as provided in the Plan. From and after the Effective Date, neither the Company nor UP Energy nor Ultra Resources has any continuing obligations under the Prepetition Credit Agreement or the guarantees related thereto except to the extent specifically provided in the Plan. Please see Note 8 – “Commitments and Contingencies” in this Quarterly Report on Form 10-Q for additional information about claims pending with respect to the Prepetition Credit Agreement after the Effective Date.

Senior Notes. Prior to the Effective Date, Ultra Resources had outstanding $1.46 billion of senior notes (“Prepetition Senior Notes”) which were issued pursuant to a certain Master Note Purchase Agreement dated as of March 6, 2008 (as amended, supplemented or otherwise modified, the “MNPA”). The Prepetition Senior Notes ranked pari passu with the Prepetition Credit Agreement. Payment of the Prepetition Senior Notes was guaranteed by the Company and by UP Energy. The Prepetition Senior Notes were subject to representations, warranties, covenants and events of default similar to those in the Prepetition Credit Agreement.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on the Effective Date, all principal, prepetition interest, and other undisputed amounts outstanding with respect to the Prepetition Senior Notes were paid in full, and Ultra Resources’ obligations under the MNPA and with respect to the Prepetition Senior Notes as well as the Company’s and UP Energy’s obligations under their respective guarantees of Ultra Resources’ obligations under the MNPA and the Prepetition Senior Notes were cancelled and extinguished as provided in the Plan. From and after the Effective Date, neither the Company nor UP Energy nor Ultra Resources has any continuing obligations under the MNPA or with respect to the Prepetition Senior Notes or the guarantees related thereto except to the extent specifically provided in the Plan. Please see Note 8 — “Commitments and Contingencies” in this Quarterly Report on Form 10-Q for additional information about claims pending with respect to the Prepetition Senior Notes and the MNPA after the Effective Date.

Ultra Petroleum Corp. Senior Notes

Senior Notes due 2024: On September 18, 2014, the Company issued $850.0 million of 6.125% unsecured Senior Notes due October 1, 2024 (“2024 Notes”). The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2024 Notes. Under the indenture pursuant to which the 2024 Notes were issued, upon the acceleration of the Company’s obligations under the 2024 Notes, the 2024 Notes were deemed to have matured and the unpaid principal balance and unpaid, accrued interest as well as any applicable premiums (as determined pursuant to the indenture) was due.

Senior Notes due 2018: On December 12, 2013, the Company issued $450.0 million of 5.75% unsecured Senior Notes due December 15, 2018 (“2018 Notes”). The Company’s filing of the chapter 11 petitions described in Note 1 constituted an event of default that accelerated the Company’s obligations under the 2018 Notes. Under the indenture pursuant to which the 2018 Notes were issued, upon the acceleration of the Company’s obligations under the 2018 Notes, the 2018 Notes were deemed to have matured and the unpaid principal balance and unpaid, accrued interest as well as any applicable premiums (as determined pursuant to the indenture) was due.

Holders of 2018 Notes and 2024 Notes filed proofs of claim in our chapter 11 proceedings related to the notes. In addition, as described above, certain of the holders of 2018 Notes and 2024 Notes entered into the PSA and the BCA with the Debtors.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2017, on the Effective Date, the claims related to the 2018 Notes and 2024 Notes were allowed in full, each holder of a claim related to a 2018 Note and/or 2024 Note received a distribution of our common stock in the amount of such holders’ applicable claim, and the Company’s obligations under the indentures pursuant to which the 2018 Notes and the 2024 Notes were issued, respectively, as well as the Company’s obligations under the 2018 Notes and the 2024 Notes, respectively, were cancelled and extinguished as provided in the Plan. From and after the Effective Date, the Company has no continuing obligations under either the indentures pursuant to which the 2018 Notes and the 2024 Notes were issued, respectively, or pursuant to the 2018 Notes or the 2024 Notes.

Other long-term obligations: These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

Cash flows provided by (used in):

Operating Activities. During the three months ended March 31, 2017, net cash provided by operating activities was $171.4 million compared to net cash used in operating activities of $3.7 million for the same period in 2016. The increase in net cash provided by operating activities is largely attributable to increased revenues as a result of increased oil and natural gas price realizations during the three months ended March 31, 2017 as compared to the same period in 2016, reduced transportation charges and net changes in working capital.

Investing Activities. During the three months ended March 31, 2017, net cash used in investing activities was $92.8 million as compared to $87.6 million for the same period in 2016. The increase in net cash used in investing activities is largely related to increased capital investments associated with the Company’s drilling activities.

Financing Activities. During the three months ended March 31, 2017, net cash used in financing activities was zero compared to $368.7 million for the same period in 2016. The change in net cash used in financing activities is primarily due to decreased borrowings during 2017 compared to 2016.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2017.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the risk factors provided in this Quarterly Report on Form 10-Q for additional risks related to the Company’s business.

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

Commodity Derivative Contracts: At March 31, 2017, the Company had the following open commodity derivative contracts to manage price risk on a portion of its production whereby the Company receives the fixed price for the contract and pays the variable price to the counterparty. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Natural Gas:

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/ Day	Average Price /MMBTU	Fair Value - March 31, 2017
					(Liability)
Fixed price swap	NYMEX-Henry Hub	Apr - Oct 2017	555,374	$3.17	$(13,218)

The following table summarizes the pre-tax realized and unrealized (loss) gain the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the periods ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
Commodity Derivatives:	2017	2016
Realized gain (loss) on commodity derivatives-natural gas(1)	$—	$—
Unrealized loss on commodity derivatives(1)	(13,218)	—

Total loss on commodity derivatives	$(13,218)	$—

(1) Included in loss on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other Claims: See Note 8 for additional discussion of on-going claims and disputes in our chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.

ITEM 1A. RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as set forth below, there have been no material changes to the risks described in the Annual Report on Form 10-K.

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the chapter 11 cases could adversely affect our business and relationships with our customers, vendors, royalty or working interest owners, contractors, employees or suppliers. Due to these uncertainties, many risks exist, including the following:

•	key suppliers or vendors could terminate their relationship with us or require additional financial assurances or enhanced performance from us;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from the chapter 11 cases may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.

In connection with the disclosure statement we filed with the Bankruptcy Court in the chapter 11 cases, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the chapter 11 cases. Those projections were prepared solely for the purpose of the chapter 11 cases and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not place undue reliance on these projections.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from the chapter 11 cases

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from the chapter 11 cases, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have U.S. federal net operating loss carryforwards of approximately $1.2 billion as of December 31, 2016. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. We anticipate that an “ownership change” occurred when the Plan was implemented. Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its pre-ownership change net operating losses that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, plus an additional amount calculated based on certain “built in gains” in our assets that may be deemed to be realized within a 5-year period following any ownership change. This limitation, in the case of any ownership change that occurs as a result of the consummation of the plan of reorganization, will be subject to additional rules under sections 382(l)(5) or (l)(6), depending upon whether we are eligible for the application of section 382(l)(5) and, if so eligible, whether we affirmatively elect not to apply section 382(l)(5). Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our substantial federal income tax net operating loss carry-forwards in the future. There can be no assurance that we will be able to utilize our federal income tax net operating loss carry-forwards to offset future taxable income.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2	Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.1	Senior Secured Term Loan Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Barclays Bank PLC, as administrative agent and the lenders and other parties party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.2	Credit Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.3	Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory there to, as grantors, and Bank of Montreal, as collateral agent. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.4	Registration Rights Agreement dated as of April 12, 2017 by and among Ultra Petroleum Corp. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

10.5	Ultra Petroleum Corp. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.7	First Amendment to Plan Support Agreement effective as of February 10, 2017, by and among Ultra Petroleum Corp. and the other Debtors, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on February 15, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

	By:	/s/ Michael D. Watford
		Name:	Michael D. Watford
		Title:	Chairman, President and
Chief Executive Officer

Date: May 3, 2017

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and
Chief Financial Officer

Date: May 3, 2017

EXHIBIT INDEX

2.1	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

4.1	Specimen Common Share Certificate — (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2	Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.1	Senior Secured Term Loan Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Barclays Bank PLC, as administrative agent and the lenders and other parties party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.2	Credit Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.3	Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory there to, as grantors, and Bank of Montreal, as collateral agent. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.4	Registration Rights Agreement dated as of April 12, 2017 by and among Ultra Petroleum Corp. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

10.5	Ultra Petroleum Corp. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.7	First Amendment to Plan Support Agreement effective as of February 10, 2017, by and among Ultra Petroleum Corp. and the other Debtors, on the one hand, and certain holders of common stock in Ultra Petroleum Corp. and debt securities issued by Ultra Petroleum Corp., on the other hand (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on February 15, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.