Form 10-K
period 2017-12-31
ULTRA PETROLEUM CORP
filed 2018-02-28
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33614

ULTRA PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Yukon, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 North Sam Houston Parkway East, Suite 1200, Houston, Texas	77060
(Address of principal executive offices)	(Zip code)

(281) 876-0120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, without par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐        NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐        NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☑        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐        NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,130,019,725 as of June 30, 2017 (based on the last reported sales price of $10.85 of such stock on the New York Stock Exchange on such date).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☑        NO ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of February 15, 2018 was 196,346,736.

Documents incorporated by reference: The definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 is incorporated by reference in Part III of this Form 10-K.

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

Estimated ultimate recovery — The sum of reserves remaining as of a given date and cumulative production as of that date.

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

•

3-D seismic data — 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three-dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is generally considered a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

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

General

Ultra Petroleum Corp. (“Ultra” or the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company was incorporated on November 14, 1979, under the laws of the Province of British Columbia, Canada. Ultra remains a Canadian company, but since March 2000, has operated under the laws of Yukon, Canada pursuant to Section 190 of the Yukon Business Corporations Act. The Company’s principal business activities are developing its long-life natural gas reserves in the Green River Basin of southwest Wyoming — the Pinedale and Jonah fields and its oil reserves in the Uinta Basin in northeast Utah.

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

Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11

On April 29, 2016 (the “Petition Date”), the Company and its subsidiaries (collectively, “the Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, (Case No. 16-32202 (MI).  On March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”), and on April 12, 2017 (the “Effective Date”), we emerged from bankruptcy.  For further description of these matters, see Note 1 in this Form 10-K in our Consolidated Financial Statements.

Oil and Gas Properties Overview —

Principal Operating Areas

Ultra’s operations in southwest Wyoming have historically focused on developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin. The Company targets sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of the Lance formation at depths between approximately 8,000 and 12,000 feet and the Mesaverde formation at depths between approximately 12,000 and 14,000 feet. As of December 31, 2017, Ultra owned interests in approximately 112,000 gross (77,000 net) acres in Wyoming covering approximately 190 square miles.

The Company’s operations in the Uinta Basin in Utah have focused on developing its oil-producing properties and undeveloped acreage covering approximately 8,000 net acres. The primary geologic target is the Eocene aged Green River formation found between subsurface depths of approximately 4,000 and 7,500 feet.

The Company had operations in north-central Pennsylvania with a focus on developing its natural gas reserves in the Marcellus Shale.  During the fourth quarter of 2017, the Company divested certain non-core properties in the Pennsylvania Devonian aged Marcellus Shale (the “Pennsylvania Asset Sale”), which consisted of net production of approximately 30 million cubic feet per day, for net cash proceeds of approximately $115.0 million, subject to post-close purchase adjustments.

Mission and Strategy

Ultra’s mission is to profitably grow an upstream oil and gas company for the long-term benefit of its shareholders.  Ultra’s strategy to achieve this goal includes building a portfolio of high return investment opportunities, maintaining a disciplined approach to capital investment, maximizing earnings and cash flows by controlling costs, utilizing advancements in drilling technologies to maximize results, and maintaining financial flexibility.

High Return Portfolio.  Ultra seeks to maintain a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high-return drilling projects.  The Company continually evaluates opportunities for the acquisition, exploration, and development of additional oil and natural gas properties that afford risk-adjusted returns in excess of or equal to its current set of investment alternatives.

Disciplined Capital Investment.  The Company’s business strategy includes proactive and regular review of its portfolio of investment opportunities with a focus on investments that produce positive returns in order to optimize return to its shareholders.  The Company seeks to develop the resource from existing, self-funding assets over the next twenty years, while spending within cash flows in order to maximize profitability.

Focus on Maximizing Value.  Ultra strives to maintain one of the lowest cost structures in the industry in terms of both adding and producing oil and natural gas reserves.    The Company continues to focus on improving its drilling and production results using advanced technologies and detailed technical analysis of its properties, while maintaining its low cost structure, adhering to industry best practices, maintaining strict safety and environmental standards, and recruiting and retaining top talent within the Company.

Financial Strength and Flexibility.   Preserving financial flexibility and a strong balance sheet are also key components of Ultra’s business philosophy.  At December 31, 2017, the Company had cash on hand of $16.6 million and outstanding debt of $2.2 billion.  At December 31, 2017, the Company had $425.0 million of available borrowing under its revolving credit facility.  The Company’s average debt maturity is 5.8 years and the Company’s weighted average cost of debt is approximately 6%.  Further, the Company seeks to improve its cash flow visibility by hedging up to 50% of its forecasted volumes on an annual basis in order to manage commodity price risks and provide cash flow predictability.

Exploration and Production

Green River Basin, Wyoming

During 2017, the Company participated in the drilling of 210 wells in Wyoming and continued to improve its drilling and completion efficiency on its operated wells. The Company’s operated vertical well costs declined from an annual average of $3.8 million per well during 2014 to $3.0 million per well average during 2017. The reduction in costs is attributable to drilling efficiencies and service cost reductions. The Company operates 89% of its production in the Pinedale field.

During 2018, the Company plans, based on the availability of capital, to continue developing its position in the Pinedale field, and will continue to target tight gas sands of the Lance Pool. All of the Company’s drilling activity is conducted utilizing its extensive geological and geophysical data set. This data set is used to map the productive intervals, to refine areas of drilling focus, to identify areas for future extension of the Lance fairway with horizontal wells and to identify deeper objectives that may warrant drilling.

Utah

During 2017, the Company did not drill any wells on the Uinta Basin properties. The Company continued to expand its waterflood program resulting in incremental recovery in the first two pilot projects. At December 31, 2017, the company had 9 wells drilled but not completed in inventory. Ultra is the sole operator of the properties with a 100% working interest. At the end of 2017, approximately 88% of the Company’s gross acreage holdings in Utah were held by production.

During 2018, the Company will consider strategic alternatives in Utah, including the possible divestiture of its assets.

Pennsylvania

During 2017, the Company did not drill any wells on its Pennsylvania properties and sold the properties during the quarter ended December 31, 2017.

Marketing and Pricing

Overview

During the year ended December 31, 2017, Ultra derived its revenues from the sale of its natural gas and associated condensate produced from wells operated by the Company in the Green River Basin in southwest Wyoming, from the sale of natural gas produced from wells operated by others in the Appalachian Basin in Pennsylvania, and from the sale of crude oil and natural gas from wells operated by the Company in the Uinta Basin of Utah.  During the quarter ended December 31, 2017, the Company divested its natural gas reserves in the north-central Pennsylvania area of the Appalachian Basin.  During 2017, 94% of the Company’s production and 84% of its revenues were attributable to natural gas, with the balance attributable to associated condensate and crude oil.

The Company’s natural gas revenues are determined by prevailing natural gas market prices in the Rocky Mountain region of the United States, specifically, southwest Wyoming, and prior to the Pennsylvania Asset Sale, were also determined by natural gas market prices in the Eastern region of the United States. The Company’s oil revenues are determined by prevailing oil and condensate prices in the Rocky Mountain region of the United States.

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

The Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains (“NwRox”) is the price that is reflective of the Company’s gas sold in the Opal, Wyoming area and the Inside FERC First of Month Index for Dominion Transmission Inc. — Appalachia is the price that was reflective of the Company’s gas sold in Pennsylvania.

From 1990 to 2009, the average annual basis for NwRox averaged 23.7% below Henry Hub. After the Rockies Express and Ruby pipelines began flowing, the average annual basis for NwRox averaged 5.6% below Henry Hub from 2012 through 2016. The additional capacity of these two pipelines has had a significant positive impact on the value that the Company receives for its natural gas production in southwest Wyoming. In recent months, however, NwRox basis has weakened from levels realized in 2012 through 2016 mainly due to weakening fundamentals in the Company’s core delivery area, California, and increasing flows from regions that produce significant quantities of oil and are connected by gas pipelines to the California market. In 2017, NwRox basis averaged an 11.9% discount to Henry Hub.

The table below provides a historical perspective on average annual basis differentials for Wyoming natural gas (NwRox) and Northeast (Appalachia). The basis differential is expressed as a percentage of the Henry Hub price as reported by Platt’s M2M (Mark to Market) Report and Bloomberg on December 31, 2017.

	2014	2015	2016	2017
NW Pipeline Corp. — Rocky Mountains	96%	93%	91%	88%
Dominion Transmission Inc — Appalachia	74%	54%	56%	72%

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

Derivatives

The Company, from time to time and in the regular course of its business, enters into hedges for volumes equivalent to a portion of expected future production volumes, primarily through the use of financial swaps with creditworthy financial counterparties (See Note 12), or through the use of fixed price, forward sales of physical product. The Company plans to enter into additional hedge positions in much the same manner as it has done previously. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s hedging policy limits the volumes hedged to not more than 50% of its forecasted production without Board approval. During 2017 and 2015, the quantities that the Company hedged for the twelve-month period represented 40% and 62%, respectively, of the Company’s forecasted production for such periods.  During 2016, the Company did not have any open hedge positions.  Where the Company hedged more than 50% of its forecasted production, Ultra’s board approved hedges of greater than 50% of the Company’s forecasted production for each respective period. (See Note 7 for additional information).

Significant Counterparties

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2017, the Company had no single counterparty that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies is described in Note 12. The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2017.

Regulatory Matters

The Company’s oil and gas operations are subject to a number of regulations. Governing agencies may include one or more of the following levels: Federal, Regional, State, County, Municipality, Tribal or other public entities. In general, the purposes of these regulations are to prevent waste of oil and natural gas resources, protect the rights of surface and mineral owners, regulate interstate transportation of oil and gas, and to govern environmental quality. Common forms of regulations may include:

•	Notification to stakeholders of proposed and ongoing operations;
•	Nondiscrimination statutes;
•	Royalty and related valuation requirements;
•	On-site security and bonding requirements;
•	Location and density of drilling;
•	Method of drilling, completing and operating wells;
•	Measurement and reporting of oil and gas;
•	Rates, terms and conditions applicable to the interstate transportation of oil and gas;
•	Production, severance and ad valorem taxes;
•	Management of produced water and waste; and
•	Surface use, reclamation and plugging and abandonment of wells.

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

The Pinedale ROD includes some significant components to ensure the orderly and responsible development of natural gas concurrent to minimizing the environmental impact. Some of these components include:

•	Year-round operations on multi-wells pads;
•	Liquid gathering systems to reduce truck traffic and minimize impacts to air quality and wildlife;
•	Monitoring of key wildlife species and mitigation of monitored impacts;
•	Advanced emission reductions including best practices such as controlled drill rigs;
•	Spatial progression of development to address specific surface and wildlife issues;

•	Annual meeting and long-range planning requirements to allow for socioeconomic predictability;
•	Adaptive Management to consider current and changing conditions and facilitate common-sense solutions; and
•	Suspension of flank acreage until core acreage is developed and returned to a functioning habitat.

While the majority of the Company’s operations in Wyoming are covered by the Pinedale ROD, provisions of the Jonah ROD similarly ensure responsible and orderly development of the Jonah field while minimizing the environmental impact:

•	Annual reporting and long-range planning requirements to allow for planned mitigation and socioeconomic predictability;
•	Emission reduction report to ensure air quality goals are met;
•	Annual water well monitoring reports; and
•	Flareless-completion technology to reduce noise, visual impacts and air emissions.

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

Solid and Hazardous Waste.    The Company has previously owned or leased and currently owns or leases, numerous properties that have been used for the exploration and production of oil and natural gas for many years. Although the Company utilized standard operating and disposal practices, hydrocarbons or other solid wastes may have been disposed of or released on or under such properties or on or under locations where such wastes have been taken for disposal. In addition, many of these properties are or have been operated by third parties over whom the Company has no control, nor has ever had control as to such entities’ treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter over time. Under current and evolving law, it is possible the Company could be required to remediate property, including ground water, impacted by operations of the Company or by such third-party operators, or impacted by previously disposed wastes including performing remedial plugging operations to prevent future, or mitigate existing contamination.

Although oil and gas wastes generally are exempt from regulation as hazardous wastes (“Hazardous Wastes”) under the federal Resource Conservation and Recovery Act (“RCRA”) and some comparable state statutes, it is possible some wastes the Company generates presently are or in the future may be subject to regulation under RCRA and state analogs, even as non-hazardous wastes. The EPA and various state agencies have limited the disposal options for certain wastes, including Hazardous Wastes and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. For example, in May 2016, several environmental groups filed a lawsuit in the U.S. District Court for the District of Columbia that sought to compel the EPA to review and, if necessary, revise its regulations regarding existing exemptions for exploration and production related wastes. Pursuant to a consent decree entered December 28, 2016 that settled the lawsuit, the EPA committed to propose by March 15, 2019 new regulations for the management of oil and gas wastes under RCRA Subtitle D (which relates to non-hazardous wastes), or sign a determination that a revision of existing rules is unnecessary.  If the EPA proposes new rulemaking, the Consent Decree requires the EPA to take final action on such rules no later than July 15, 2021.  Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

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

In addition, the EPA has issued guidance regarding federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in December 2016 the EPA released its final report on a wide-ranging study on the effects of hydraulic fracturing resources. While no widespread impacts from hydraulic fracturing were found, the EPA identified a number of activities and factors that may have increased risk for future impacts.  Furthermore, a number of public and private studies are underway regarding the connection, if any, between the disposal of waste water associated with hydraulic fracturing and observed seismicity in the vicinity of such disposal operations. These studies and the EPA’s enforcement initiative for the energy extraction sector could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In addition, some states, including Wyoming, Utah, and Colorado, have adopted, and other states are considering adopting, regulations that require disclosure of the chemicals in the fluids used in hydraulic fracturing or well stimulation operations. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some case impose a moratorium on hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding permitting, casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. For example, the Pennsylvania Supreme Court has limited the state’s ability to limit such ordinances at and strengthened the ability of municipalities to enact local ordinances regulating drilling activities. Although none of the Company’s properties are in jurisdictions where the moratoria have been imposed, it is possible the jurisdictions where the Company’s properties are located may adopt such limits or other limits on hydraulic fracturing in the future. The BLM finalized regulations for hydraulic fracturing activities on federal lands in March 2015, though a preliminary injunction was issued in June 2015 prior to implementation. In June 2016, a U.S. District Court judge ruled that the BLM has no authority to regulate hydraulic fracturing. Under a new administration, in December 2017, BLM subsequently rescinded the hydraulic fracturing regulations at issue. Further, the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater generated by hydraulic fracturing.

Superfund.    Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, liability, generally, is joint and several for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRP”), include current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance, persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility, and in some cases the parties transporting such Hazardous Substances to the facility at issue. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to releases and threats of releases to protect the public health or the environment and to seek to recover from the PRP the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, adulterated petroleum products containing other Hazardous Substances have been treated as Hazardous Substances in the past, and the Company has generated and will generate wastes that fall within CERCLA’s definition of Hazardous Substances. The Company may also be an owner or operator of facilities on which Hazardous Substances have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages, as a past or present owner or operator or as an arranger. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us on or under other locations where such wastes have been taken for disposal. In addition, a portion of these properties may have been operated by third parties whose treatment and disposal or release of wastes was not under our control. Many states have comparable laws imposing liability on similar classes of persons for releases, including for releases of materials that may not be included in CERCLA’s definition of Hazardous Substances. To its knowledge, the Company has not been named a PRP under CERCLA (or any comparable state law) nor have any prior owners or operators of its properties been named as PRPs related to their ownership or operation of such property.

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

Clean Air Act.    The Clean Air Act (“CAA)” regulates emissions of pollutants from stationary and mobile sources and establishes National Ambient Air Quality Standards (“NAAQS”) for pollutants of concern. The CAA directs states to develop state implementation plans to achieve these standards and gives the primary role of enforcing this plans to the states. Federal and state laws generally require new and modified sources of air pollutants to obtain permits prior to commencing construction, which may require, among other things, stringent emission controls. Administrative agencies can bring actions for failure to comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, which may result in fines, injunctive relief and imprisonment.

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

In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, although the rules are currently the subject of litigation and in June 2017, the EPA proposed a 2-year stay of the rules. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands, although the present administration published a rule in December 2017 that delays the implementation dates applicable to requirements under these rules. Several states, including Colorado and Pennsylvania, are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. Furthermore, in September 2017, Utah proposed regulations implementing a new permit-by-rule system for emissions from new and existing oil and gas sources. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. The EPA has also adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development, which costs could be significant.

Clean Water Act.    The Clean Water Act (“CWA”) and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the Clean Water Act, permits must be obtained for the discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit. In addition, the EPA and the Army Corps of Engineers (“Corps”) released a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which went into effect in August 2015. In October 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the WOTUS rule nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States” and in June 2017 formally proposed to rescind the new WOTUS rules and promulgate the regulatory test that existed prior to the effective date of the new WOTUS rules.  Currently, regulations are being implemented as they were prior to the effective date of the new WOTUS rule. The new WOTUS rules, if they were to become effective and no rescinded, could significantly expand federal control of land and water resources across the U.S., triggering substantial additional permitting and regulatory requirements.

Also, in 2016, the EPA finalized new wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater to publicly-owned treatment works, permitting several years until compliance will be enforced. This pending restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

Endangered Species Act.    The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, and special protections are provided to bald and golden eagles under the Bald and Golden Eagle Protection Act. The Company conducts operations on federal and other oil and natural gas leases that have species, such as raptors, that are listed and species, such as sage grouse, that could be listed as threatened or endangered under the ESA.  In the case of sage grouse, in October 2017, the U.S. Fish and Wildlife Service announced the beginning of a scoping process to solicit public comments on Greater Sage-Grouse land management that could warrant land plan use amendments relating to the sage grouse. On February 11, 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues its six-year effort to make listing decisions and critical habitat designations where necessary for over 250 species, as required under a 2011 settlement approved by the U.S. District Court for the District of Columbia, and many hundreds of additional anticipated listing decisions have already been identified beyond those recognized in the 2011 settlement. A small portion of the lands operated by the Company in Utah have been designated on behalf of the hookless cactus, but the Company does not expect this designation to interfere with development of the properties. If the Company were to have other portions of its leases designated as critical or suitable habitat for the hookless cactus or any other protected species, it may adversely impact the value of the affected leases.

Climate Change Legislation.    More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions.  Although the Supreme Court struck down the permitting requirements as applicable to GHG emissions, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA has established GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions. Ultra has submitted all required annual reports to date. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations.

The EPA has also adopted regulations that seek to reduce GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan rules, which seek to reduce carbon dioxide emissions from power plants by 32 percent from 2005 levels by 2030; however, on February 9, 2016, the U.S. Supreme Court stayed the implementation of the plan while it is being challenged in court and on October 10, 2017, the EPA proposed the repeal of the Clean Power Plan. Furthermore, in May 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rule includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.  These rules also are the subject of litigation and proposed stays.

Although the current administration has announced the intention to withdraw, the U.S. is currently a party to the Paris Agreement, which aims to reduce global greenhouse emissions.  In addition to possible federal regulations, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These or other potential federal and state initiatives may result in so-called cap-and-trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Company incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. These regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Company produces.

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

Employees

As of December 31, 2017, the Company had 166 full-time employees, including officers.

Competition

The oil and gas industry is intensely competitive, and we compete with other companies in our industry that have more extensive resources than we do or that may have other competitive advantages or disadvantages.  We compete with other companies in the acquisition of properties, in the search for and development of reserves, in the production and sale of natural gas and crude oil, and for the labor and equipment required to conduct our operations.  Our competitors include major oil and natural gas companies, other independent oil and natural gas companies, and individual producers and operators.

Item 1A.	Risk Factors.

An investment in our common stock involves certain risks.  If any of the following key risks were to occur, it could have a material adverse effect on our financial position, results of operations, and cash flows.  In any such circumstance and others described below, the trading price of our securities could decline and investors could lose part or all of their investment.

We emerged from bankruptcy on April 12, 2017, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our emergence from chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, employees, and suppliers.  Due to uncertainties, many risks exist, including the following:

•	Key suppliers could terminate their relationship or require financial assurances or enhanced performance;
•	The ability to renew existing contracts and compete for new business may be adversely affected;
•	The ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•	Employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
•	Competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial conditions, and reputation.  We cannot assure you that having been subject to bankruptcy protections will not adversely affect our operations in the future.

Our business could suffer if we lost the services of, or fail to attract and retain, key personnel.

The success of our business depends on our ability to attract and retain key personnel. In January 2018, Mr. Michael D. Watford announced his retirement from his positions at the Company, which include serving as Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and two other members of our Board of Directors tendered their resignation from our Board of Directors. Mr. Watford’s retirement and our board members’ resignations will be effective February 28, 2018. The loss of the services of these individuals could have a material adverse effect on our operational and financial results in the future. We do not maintain any “key-man” insurance policies on any of our senior management, and we do not have any plans to obtain such insurance in the future.

Furthermore, our ability to attract and retain key personnel may be difficult in light of our emergence from the chapter 11 cases, the uncertainties and challenges currently facing our business and the crude oil and natural gas industry generally, the uncertainties and challenges associated with the changes in key personnel described above as well as other changes we may make to our organizational structure to adjust to changing circumstances from time to time. If additional executives, directors, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner or we may not be able to replace them with personnel of comparable skill, experience or expertise, and, as a result, we could experience significant declines in productivity.

Transfers or issuances of our equity may impair our ability to utilize our income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have U.S. federal net operating loss carryforwards of approximately $2.1 billion as of December 31, 2017. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability may be substantially limited if we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. An “ownership change” occurred when our chapter 11 plan of reorganization became effective. A further “ownership change” is possible now that we have emerged from chapter 11. Under section 382 of the U.S. Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its pre-ownership change net operating losses that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, plus an additional amount calculated based on certain “built in gains” in our assets that may be deemed to be realized within a 5-year period following any ownership change. The ownership change that occurred as a result of our exit from chapter 11 proceedings should not materially limit our ability to utilize our net operating loss carryforwards, but it may be affected by future ownership changes, if any. There can be no assurance that we will be able to utilize our federal income tax net operating loss carry-forwards to offset future taxable income.

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

Federal and state laws require bonds or cash deposits to secure our obligations with respect to various parts of our operations. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including: (i) our failure to comply with rules and regulations of Federal and state governmental agencies, including the United States Bureau of Land Management, (ii) the lack of availability of bonding, higher expense or unfavorable market terms of new bonds; (iii) and the exercise by third-party bond issuers of their right to refuse to renew the bonds. If we fail to maintain required bonds, our production may significantly decrease, which would significantly decrease our cash flow.

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

Natural gas comprised approximately 94% of our total production for the year ended December 31, 2017 and represented 95% of our total proved reserves as of December 31, 2017. Historically, natural gas prices have been highly volatile, including in the Rocky Mountain region of the United States where the vast majority of our natural gas is produced. Prices have been affected by actions of federal, state and local governments and agencies, foreign governments, national and international economic and political conditions, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, proximity and capacity of gas pipelines and other transportation facilities, the price and availability of equipment, materials and personnel to conduct operations, and the price and availability of alternative fuels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas. Any substantial or extended decline in the price of natural gas will have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity, and lower proved reserves. Price volatility also makes it difficult to budget for and project the return on potential acquisitions and development and exploration projects, and sustained lower gas prices have caused and may, in the future continue to cause, us or the operators of properties in which we have ownership interests to curtail projects and limit or suspend drilling, completion or even production activities.

Crude oil comprised approximately 6% of our total production for the year ended December 31, 2017 and represented 5% of our total proved reserves as of December 31, 2017. Crude oil prices declined substantially from late 2014 through early 2016 and have remained flat during the year ended December 31, 2017. In the future, crude oil prices may remain at current levels or fall to lower levels. If crude oil prices remain at current levels or fall to lower levels, this will adversely affect our crude oil operations and our financial condition. Most of the production from our Uinta Basin properties is crude oil. At current oil prices, it is not profitable for us to drill and complete new wells on our Uinta Basin properties.

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

Substantially all of our production is currently sold at market based prices. Lower oil and natural gas prices will reduce our cash flows, borrowing ability and the present value of our reserves. Lower oil and natural gas prices will reduce the amount of oil and natural gas that we can produce economically. Substantial decreases in oil and natural gas prices could render uneconomic a significant portion of our identified drilling locations, and, may cause us to make significant downward adjustments to our estimated proved reserves or to be unable to claim proved undeveloped reserves at all. If oil and natural gas prices experience a substantial or extended decline from current levels, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures will be materially and adversely affected.

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

The borrowing base under our revolving credit facility may be reduced, which could limit us in the future.

The borrowing base under our revolving credit facility is currently $1.4 billion, and lender commitments under our revolving credit facility are $425.0 million.  The borrowing base is redetermined semi-annually under the terms of our revolving credit facility on April 1 and October 1.  In addition, either we or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties.  Our borrowing base may decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness, or for any other reason.  In the event of a decrease in our borrowing based due to declines in commodity prices or otherwise, our ability to borrow under the revolving credit facility may be limited and we could be required to pay indebtedness in excess of the redetermined borrowing base.  In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations, including any such debt repayment obligations.

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

Our operations are subject to numerous and complex laws and regulations relating to environmental and occupational protection. These laws and regulations, which are continuously being reviewed for amendment and/or expansion, may:

•	require that we acquire permits before developing our properties;
•	restrict the substances that can be released into the environment in connection with drilling, completion and production activities;
•	limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas; and
•	require remedial measures to mitigate pollution from former operations, including plugging previously abandoned wells.

Under these laws and regulations or under the common law, we could be liable for personal injury and clean-up costs and other environmental, natural resource and property damages, as well as administrative, civil and criminal penalties or injunctions. Failure to comply with these laws and regulations could also result in the occurrence of delays or restrictions in permitting or performance of projects, or the issuance of orders and injunctions limiting or preventing operations relating to our properties in some areas. Under certain environmental laws and regulations, an owner or operator of our properties could be subject to strict, joint and several strict liability for the investigation, removal or remediation of previously released materials or property contamination, regardless of whether the owner or operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled or facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, to seek damages for contamination or for personal injury or property damage. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of material environmental damages.

We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine and other equipment emissions, greenhouse gases and hydraulic fracturing. Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal, emission or discharge requirements could require significant expenditures by Ultra or other operators of the properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of Ultra or such other operators. Increased scrutiny of the oil and natural gas industry may occur as a result of EPA’s FY2017-2019 National Enforcement Initiatives, through which the EPA will purportedly address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply with such laws and regulations. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions.  Although the Supreme Court struck down the permitting requirements, as applicable only to GHG emissions, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA also requires the reporting of GHG emissions from specified large GHG emission sources including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities is required on an annual basis. We will continue to incur costs associated with this reporting obligation.

In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, although the rules are currently the subject of litigation and in June 2017, the EPA proposed a 2-year stay of the rules. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands, although the present administration is proposing to delay the implementation dates applicable to requirements under these rules. Several states, including Colorado and Pennsylvania, are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category.  Furthermore, in September 2017, Utah proposed regulations implementing a new permit-by-rule system for emissions from new and existing oil and gas sources.

In addition, the United States Congress has considered legislation to reduce emissions of GHGs and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions. The cost of these allowances could escalate significantly over time. On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although the present administration has announced its intention to withdraw from the Paris accord, several states and local governments remain committed to its principles in their effectuation of policy and regulations.  It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions; however, EPA has taken certain actions with respect to regulating hydraulic fracturing. For example, EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued CAA final regulations in 2012 and additional CAA regulations in May 2016 (which are currently the subject of litigation and a proposed regulatory stay) governing performance standards for the oil and natural gas industry; issued in June 2016 final effluent limitations guidelines under the CWA that waste water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, the U.S. District Court of Wyoming struck down this rule in June 2016 and the ruling is currently on appeal before the U.S. Tenth Circuit Court of Appeals. The BLM also issued new rules in November 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands, although the present administration is proposing to delay the implementation dates applicable to the requirements under these rules.

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

Changes in tax laws and regulations, including interpretations thereof, or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Tax interpretations, regulations, and legislation in the various jurisdictions in which we and our affiliates operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  In addition, tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the taxation authorities upon audit.  Changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition, and operating results.

The effects of the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (hereinafter, “Tax Cuts and Jobs Act”) on our business have not been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and made significant changes to the U.S. Internal Revenue Code.  Such changes include a reduction in the corporate tax rates and limitation on certain deductions and credits, among other changes.  In addition, adverse changes in the underlying profitability and financial outlook of our operations and changes in tax law could lead to changes in our valuation allowance against deferred tax assets on our balance sheets, which could materially affect our results of operations.  While we believe that the TCJA will not impact the ability of our deferred tax assets, as re-measured, including our significant U.S. Federal Net Operating Loss carryover, to reduce the amount or cash income taxes payable in the future, we are in the process of further analyzing the TCJA and its possible effects on us.

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third-party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

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

Our business and the trading prices of our securities could be negatively impacted by the actions of so-called “activist” stockholders.

If we become the subject of activity by activist shareholders, this could disrupt our business, distract our management and Board of Directors, and negatively impact our business and the trading prices of our securities, including our common stock. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Furthermore, activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, customers, and joint venture partners, and cause our stock price to experience periods of volatility.

If a sustained financial or economic downturn occurs domestically or internationally, capital market conditions and commodity prices may deteriorate, which could materially and adversely affect our liquidity, results of operations and ability to execute our business.

Global and domestic economic conditions are difficult for us to forecast and impossible for us to control.  Similarly, conditions in global and domestic capital markets, including debt and equity markets, are difficult for us to forecast and impossible for us to control. Adverse changes, even material adverse changes, in global and domestic economic conditions and in domestic and international capital markets may occur without warning. Although there are steps we can take to anticipate and mitigate such changes, we may fail to do so. If we fail to successfully anticipate or mitigate such matters, adverse changes in global or domestic economic conditions or capital markets, especially materially adverse changes, could increase our costs, limit our financial flexibility, and materially and adversely affect our business, results of operations, and liquidity.

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

We expect to use our cash from operations, cash from draws on the Revolving Credit Facility (defined below) and cash on hand to fund our capital budget during 2018.  The loan commitment and the aggregate amount of money that we can borrow under the Revolving Credit Facility (defined below) and from other sources is revised from time to time based on certain restrictive covenants.  A change in our ability to meet the restrictive covenants may limit our ability to borrow.  If this occurred, we may have to sell assets or seek substitute financing.  We can make no assurances that we would be successful in selling assets or arranging substitute financing. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for information about our liquidity, available cash on hand, and the description of the current debt agreements.

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

We acquired a portion of our acreage position in Wyoming and Utah through property acquisitions and acreage trades, and we may acquire additional acreage in these or other regions in the future. Although we conduct a review of properties we acquire which we believe is consistent with industry practices, we can give no assurance that we have identified or will identify all existing or potential problems associated with such properties or that we will be able to mitigate any problems we do identify.

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

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Since our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our business, financial condition, and operations.

Any future implementation of price controls on oil and natural gas would affect our operations.

The United States Congress may in the future impose some form of price controls on either oil, natural gas, or both.  Any future limits on the price of oil or natural gas could negatively affect the demand for our services and consequently, have a material adverse effect on our business, financial condition, and results of operations.

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

Some of the risks which could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include:

•	volatility and, especially, declines or substantial declines and weakness in natural gas or oil prices;
•	our ability to maintain adequate liquidity in view of current natural gas prices;
•	our ability to comply with the covenants and restrictions of the agreements governing our indebtedness, or our ability to amend or replace the agreements governing our indebtedness;
•	any future global economic downturn;
•	general economic conditions, including the availability of credit and access to existing lines of credit;
•	conditions in capital markets, including the availability of capital to companies in the oil and gas business;
•	the volatility of oil and natural gas prices;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	our decisions about how we allocate capital and resources among strategic opportunities;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in delivering oil and natural gas to commercial markets;
•	changes in customer demand and producers’ supply;
•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•	reductions in our borrowing base under our revolving credit facility;
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

None.

Item 2.     Properties.

Location and Characteristics

The Company owns oil and natural gas leases in Wyoming and Utah.  The Company owned natural gas leases in Pennsylvania, which the Company sold during the quarter ended December 31, 2017.  In Colorado, the Company owns oil and natural gas leases as well as fee oil and gas rights. The leases in Wyoming are primarily federal leases with 10-year lease terms until establishment of production. Production extends the lease terms until cessation of that production. The leases in Utah are from private individuals and companies, the State of Utah, and the federal government with primary lease terms ranging from five to ten years until the establishment of production.  In 2014, the Company sold the surface rights to its undeveloped acreage in Colorado Springs, Colorado while retaining the oil and gas rights. The Company has no immediate plans for further exploration in Colorado during 2018.

Green River Basin, Wyoming

As of December 31, 2017, the Company owned oil and natural gas leases totaling approximately 112,000 gross (77,000 net) acres in southwest Wyoming’s Green River Basin. Most of this acreage covers the Pinedale and Jonah fields. Of the total acreage position in Wyoming and as of December 31, 2017, approximately 39,000 gross (25,000 net) acres were developed, and 73,000 gross (52,000 net) acres were undeveloped. The developed portion represents 83% of the Company’s total developed net acreage while the undeveloped portion represents approximately 95% of the Company’s total undeveloped net acreage. The Company operates 89% of its acreage position in the Pinedale field and 89% of its production.

Lease maintenance costs in Wyoming were approximately $0.6 million for the year ended December 31, 2017. The Company currently owns 67 leases totaling 79,000 gross (54,000 net) acres that are held by production and activities (“HBP”). The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.  Development wells are wells that were drilled in the current year that were proved undeveloped locations in the prior year’s reserve report.  During 2017, none of the productive wells drilled by the Company are considered to be development wells.

Exploratory Wells.  Exploratory wells are wells that were drilled in the current year that were not proved undeveloped locations in the prior year’s reserve report.  During 2017, all of the productive wells drilled by the Company are reported as exploratory wells and totaled 210 gross (172.1 net) productive exploratory wells on the Green River Basin properties. At December 31, 2017, there were 23 gross (17.4 net) additional exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end. As Ultra did not report proved undeveloped reserves at December 31, 2016, all wells drilled in 2017 are considered exploratory wells.

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

Uinta Basin, Utah

As of December 31, 2017, the Company owned oil and natural gas leases covering 8,000 gross (8,000 net) acres in the Uinta Basin. This acreage is located in Uintah County in the eastern portion of the Uinta Basin. As of December 31, 2017, approximately 5,000 gross (5,000 net) acres were developed, and 3,000 gross (3,000 net) acres were undeveloped. The developed portion represents 17% of the Company’s total developed net acreage position while the undeveloped portion represents 5% of the Company’s total undeveloped net acreage position. The Company operates 100% of the properties.

Lease maintenance costs in Utah for the year ended December 31, 2017 were not significant. The Company owns approximately 7,000 gross (7,000 net) acres currently held by production or activities in Utah.

Development Wells.     During 2017, the Company did not participate in the drilling of any development wells on the Utah properties. At December 31, 2017, there were no development wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.     During 2017, the Company did not participate in the drilling of any exploratory wells on the Utah properties. At December 31, 2017, there were no exploratory wells that commenced during the year that were either still drilling or had operations suspended at a depth short of total depth.

Waterflood.     In 2017, the Company continued its waterflood program with incremental recovery achieved in both pilots.  A third pilot has been planned and permitted, but operations have not yet been implemented.

Seismic Activity.     The Company’s 3D seismic coverage in Utah covers approximately 27 square miles, partially covering its properties.

Pennsylvania

During the fourth quarter of 2017, the Company sold the oil and gas leases covering 144,000 gross (72,000 net) acres in the Pennsylvania portion of the Appalachian Basin for a cash purchase price of approximately $115.0 million, subject to post-close adjustments. This acreage is located in the heart of northeast Pennsylvania’s Marcellus Shale Gas Trend, principally in Lycoming, Clinton and Centre counties. The Company’s properties in Pennsylvania were non-operated.

Lease maintenance costs in Pennsylvania were approximately $0.1 million for the year ended December 31, 2017.

Development Wells.  During 2017, the Company did not participate in the drilling of any development wells on the Pennsylvania properties.

Exploratory Wells.     During the year ended December 31, 2017, the Company did not participate in the drilling of any exploratory wells on the Pennsylvania properties.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2017, 2016, and 2015. The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2017, 2016 and 2015. During 2014, the Company acquired contracts related to NGLs providing an annual election to process NGLs beginning in 2017. During 2017, the Company renegotiated its existing gas processing contracts in Wyoming. The new gas processing contracts are keep-whole contracts in which the Company shares in the economic benefit of processing and accordingly does not include the NGL volumes in its reserves. As of December 31, 2017, proved undeveloped reserves represent 23% of the Company’s total proved reserves.  The Company did not record any proved undeveloped reserves for the years ended December 31, 2016 and 2015 because of the going concern assessment for those respective periods.

	December 31,
	2017	2016	2015
	($ amounts in thousands, except per unit data)
Proved Developed Reserves
Natural gas (MMcf)	2,261,289	2,321,613	2,336,280
Oil (MBbl)	21,652	21,475	22,175
Natural gas liquids (MBbl)	71	9,903	9,840
Proved Undeveloped Reserves
Natural gas (MMcf)	694,703	—	—
Oil (MBbl)	5,466	—	—
Natural gas liquids (MBbl)	—	—	—
Total Proved Reserves (MMcfe) (1)	3,119,126	2,509,881	2,528,370
Estimated future net cash flows, before income tax	$4,377,344	$2,791,229	$2,946,982
Standardized measure of discounted future net cash flows, before income taxes (2)	$2,384,328	$1,690,946	$1,865,649
Future income tax	$—	$—	$—
Standardized measure of discounted future net cash flows, after income tax	$2,384,328	$1,690,946	$1,865,649
Calculated average price (3)
Gas ($/Mcf)	$2.59	$2.07	$2.21
Oil ($/Bbl)	$48.05	$37.90	$42.36
NGLs ($/Bbl)	$26.85	$19.17	$20.61

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

(3)

As prescribed by SEC rules, our reserve estimates at December 31, 2017, 2016 and 2015, reflect spot prices based on the average of the beginning of the month prices during the 12-month period before the ending date of the period covered by this report determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2016, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Proved Undeveloped Reserves

Changes in proved undeveloped reserves:    Changes to the Company’s proved undeveloped reserves (PUDs) during 2017 are summarized in the table below.  These changes include updates to prior PUDs, the addition of new PUDs associated with the current development plans, the transfer of PUDs to unproved categories due to development plan changes, and the impact of changes in economic conditions, including changes in commodity prices.  The Company’s year-end development plans and associated PUDs are consistent with SEC guidelines for PUD development within five years.  The Company annually reviews all PUDs to ensure an appropriate plan for development exists.  As of December 31, 2017, 100% of the proved undeveloped locations are located in Wyoming.

MMcfe
Proved undeveloped reserves, December 31, 2016	—
Converted to proved developed	—
Proved undeveloped reserve extensions	39,093
Proved undeveloped reserves purchased	3,151
Proved undeveloped reserves transferred to unproven	—
Proved undeveloped reserve revisions	685,255
Proved undeveloped reserves, December 31, 2017	727,499

Conversions:    Due to going concern issues related to the Company’s chapter 11 proceedings, no proved undeveloped reserves were recognized at December 31, 2016.  As a result, there are no PUD conversions nor a conversion rate to report on an annual basis for the year ended December 31, 2017.

Additions/Extensions:  In 2017, the Company’s reserve additions primarily include initial bookings of horizontal PUDs in Pinedale.

Purchases: In 2017, the Company purchased certain assets in the Pinedale field. The divestiture of assets in Pennsylvania did not affect proved undeveloped reserves.

Transfers:    At December 31, 2016, the Company did not book any PUD reserves.  As a result, there are no transfers of PUDs to record in 2017.

Revisions:  Due to the uncertainty of the Company’s ability to fund a development plan as a result of the Company’s chapter 11 proceedings, no proved undeveloped reserves were recognized at December 31, 2016. Upon emergence from chapter 11 proceedings the Company began recognizing PUDs as the substantial doubt regarding the Company’s ability to continue as a going concern had been alleviated.  The changes to the Company’s PUDs during 2017 include the PUDs associated with the current development plan. In 2017, the Company’s revisions include Pinedale drilling locations that are scheduled in its limited development plan within the next five years.

Internal Controls Over Reserve Estimating Process

Our policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. The Senior Director— Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 15 years of experience.

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

The estimates of proved reserves and future net revenue as of December 31, 2017 are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the years ended December 31, 2017, 2016 and 2015 in this annual report.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F 2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Sean A. Martin and Mr. Philip R. Hodgson. Mr. Martin, a Licensed Professional Engineer in the State of Texas (No. 125354), has been practicing consulting petroleum engineering at NSAI since 2014 and has over 7 years of prior industry experience. He graduated from University of Florida in 2007 with a Bachelor of Science Degree in Chemical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 14 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	260,009	264,278	268,954
Oil (Bbl)	2,775	2,912	3,533
Total (Mcfe)	276,659	281,748	290,149
Revenues
Natural gas sales	$748,682	$609,756	$696,730
Oil sales	133,368	111,335	142,381
Other revenues	9,823	—	—
Total revenues	$891,873	$721,091	$839,111
Lease Operating Expenses
Lease operating expenses (a)	$92,326	$89,134	$106,906
Facility lease expense	21,749	20,686	20,647
Severance/production taxes	91,067	69,737	72,774
Gathering	86,953	86,809	87,904
Total lease operating expenses	$292,095	$266,366	$288,231
Realized prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$2.92	$2.31	$3.14
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$2.88	$2.31	$2.59
Oil ($/Bbl), including realized gains (losses) on commodity derivatives)	$48.05	$38.24	$40.31
Oil ($/Bbl), excluding realized gains (losses) on commodity derivatives)	$48.05	$38.24	$40.31
Costs per Mcfe
Lease operating expenses	$0.33	$0.32	$0.37
Facility lease expense	$0.08	$0.07	$0.07
Severance/production taxes	$0.33	$0.25	$0.25
Gathering	$0.31	$0.31	$0.30
Transportation charges	$—	$0.07	$0.29
DD&A	$0.59	$0.44	$1.38
General & administrative	$0.14	$0.03	$0.03
Interest	$1.31	$0.24	$0.59
Total costs per Mcfe	$3.09	$1.73	$3.28

The following table sets forth the net sales volumes, operating expenses and realized natural gas prices attributable to field(s) that contain 15% or more of our total estimated proved reserves as of December 31, 2017:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Pinedale Field:
Production (Mcfe)	256,695	256,881	261,498
Operating expenses	$265,051	$241,975	$253,214
Realized price ($/Mcf)	$2.90	$2.35	$2.66

(a)	Lease operating costs include lifting costs and remedial workover expenses.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 9, 2018, the Company has long-term natural gas delivery commitments of 12.6 MMMBtu in 2019 under existing agreements. As of February 9, 2018, the Company has long-term crude oil delivery commitments of 1.7 MMBbls in 2018 and 0.3 MMBbls in 2019 under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. If for some reason our production is not sufficient to satisfy these commitments, subject to the availability of capital, we could purchase volumes in the market or make other arrangements to satisfy the commitments.

Productive Wells

As of December 31, 2017, the Company’s total gross and net wells were as follows:

Productive Wells*	Gross Wells	Net Wells
Natural Gas	2,893	2,005
Crude Oil	139	139
Total	3,032	2,144

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

The Company does not believe the remaining terms of its leases are material. The Company expects to maintain essentially all of the material leases among its oil and gas properties by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future. The Company estimates that approximately 300 net acres of leases in Utah may expire in 2018 and approximately 400 net acres of leases in Utah and 6,700 net acres of leases in Wyoming may expire in 2019.

As of December 31, 2017, the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	39,000	25,000	73,000	52,000
Utah	5,000	5,000	3,000	3,000
All States	44,000	30,000	76,000	55,000

Drilling Activities

For each of the three fiscal years ended December 31, 2017, 2016 and 2015 the number of gross and net wells drilled by the Company was as follows:

Wyoming — Green River Basin

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	0.0	0.0	0.0	0.0	184.0	132.3
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Total	0.0	0.0	0.0	0.0	184.0	132.3

At year end, there were no development wells that were either drilling or had operations suspended. This includes wells in both the Pinedale and Jonah fields.

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	210.0	172.1	94.0	68.6	7.0	3.8
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Total	210.0	172.1	94.0	68.6	7.0	3.8

At year end, there were 23 gross (17.4 net) additional exploratory wells that were either drilling or had operations suspended in the Pinedale field.

Utah

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	0.0	0.0	0.0	0.0	14.0	14.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Total	0.0	0.0	0.0	0.0	14.0	14.0

At year end, there were no additional development wells that were either drilling or had operations suspended.

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	0.0	0.0	0.0	0.0	5.0	5.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Total	0.0	0.0	0.0	0.0	5.0	5.0

At year end, there were no additional exploratory wells that were either drilling or had operations suspended.

Pennsylvania

The Company divested its Pennsylvania assets during the fourth quarter of 2017.  For the years ended December 31, 2017, 2016, and 2015, the Company did not drill any development or exploratory wells on its Pennsylvania acreage.

Colorado

The Company did not conduct any operations on this acreage during 2017, 2016 or 2015. During 2014, the Company sold the surface rights to its Colorado acreage and retained the mineral rights. The Company has no immediate plans for further exploration in this area during 2018.

Item 3.     Legal Proceedings.

Other Claims:    See Note 11 for additional discussion of on-going claims and disputes that arose during our chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.

Item 4.     Mine Safety Disclosures.

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Subsequent to emergence from chapter 11 proceedings, the Company’s common shares have been traded on the NASDAQ (the “NASDAQ”) under the symbol “UPL”.  From January 1, 2017 through the Effective Date, the Company’s common shares traded on the over-the counter (“OTC) under the symbol “UPLMQ”.  In conjunction with emergence from chapter 11 proceedings, the Company issued new Common Shares to holders of existing pre-petition Common Shares (the “Existing Common Shares”) at a conversion ratio of 0.521562 (the “New Equity”).  As a result, the share price has been adjusted to reflect this conversion as if it had occurred on January 1, 2016. The following table sets forth the high and low intra-day sales prices of the common shares as reported in the New York Stock Exchange (the “NYSE”)-Composite Transaction quotations for the periods indicated.

2017	High	Low
1st quarter	$16.78	$11.64
2nd quarter	$14.82	$9.54
3rd quarter	$11.02	$7.37
4th quarter	$10.18	$7.65
2016	High	Low
1st quarter	$5.06	$0.35
2nd quarter	$4.10	$0.31
3rd quarter	$9.91	$3.11
4th quarter	$16.28	$6.98

As of February 14, 2018, the last reported sales price of the common shares on the NASDAQ was $4.87 per share and there were approximately 541 holders of record of the common shares. The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future.  Additionally, our RBL Credit Agreement (defined below), Term Loan Agreement (defined below), and the indentures governing the Notes (defined below) place certain restrictions on our ability to pay cash dividends. The Company intends to retain its cash flow from operations for the future operation and development of its business.

The following share price performance graph is intended to allow review of shareholder returns, expressed in terms of the appreciation of the Company’s common shares relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future share performance. The graph below matches the Company’s cumulative total shareholder return on common stock since the Effective Date with the cumulative total returns of the NYSE Composite index and the Dow Jones US Exploration and Production TSM index.  The graph tracks quarterly performance of a $100 investment in our common stock and each respective index (with the reinvestment of all dividends) from the Effective Date through December 31, 2017.

Item 6.    Selected Financial Data.

The selected consolidated financial information presented below for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$748,682	$609,756	$696,730	$969,850	$824,266
Oil sales	133,368	111,335	142,381	260,170	109,138
Other revenues	9,823	—	—	—	—
Total operating revenues	891,873	721,091	839,111	1,230,020	933,404

Expenses:
Production expenses and taxes	292,095	266,366	288,231	280,631	212,578
Transportation charges	—	20,049	83,803	77,780	82,797
Depletion, depreciation and amortization	161,945	125,121	401,200	292,951	243,390
Ceiling test and other impairments	—	—	3,144,899	—	—
General and administrative	39,548	9,179	7,387	19,069	22,373
Interest expense	361,367	66,565	171,918	126,157	101,486

Total operating expenses	854,955	487,280	4,097,438	796,588	662,624

Other:
Gain (loss) on commodity derivatives	28,412	—	42,611	82,402	(46,754)
Deferred gain on sale of liquids gathering system	10,553	10,553	10,553	10,553	10,553
Contract settlement	(52,707)	(131,106)	—	—	—
Gain on sale of property	—	—	—	8,022	—
Litigation expense	—	—	(4,401)	—	—
Restructuring expenses	—	(7,176)	—	—	—
Reorganization items, net	140,907	(47,503)	—	—	—
Other (expense) income, net	(237)	(3,082)	(2,060)	2,618	(357)

Total other income (expense), net	126,928	(178,314)	46,703	103,595	(36,558)

Income (loss) before income taxes	163,846	55,497	(3,211,624)	537,027	234,222
Income tax (benefit)	(13,294)	(654)	(4,404)	(5,824)	(3,616)

Net income (loss)	$177,140	$56,151	$(3,207,220)	$542,851	$237,838

Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic (1)	$1.08	$0.70	$(40.14)	$6.79	$2.97

Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted (1)	$1.08	$0.70	$(40.14)	$6.73	$2.95

Statement of Cash Flows Data (2):
Net cash provided by (used in):
Operating activities	$65,268	$311,070	$515,536	$712,582	$472,636
Investing activities	$(435,311)	$(278,900)	$(512,757)	$(1,600,743)	$(1,093,519)
Financing activities	$(16,737)	$368,621	$(7,557)	$886,414	$618,624
Balance Sheet Data:
Cash and cash equivalents	$16,631	$401,478	$4,143	$8,919	$10,664
Working capital (deficit)	$(81,065)	$383,185	$(3,560,683)	$(168,580)	$(278,845)
Oil and gas properties	$1,325,068	$1,010,466	$851,145	$3,878,937	$2,421,611
Total assets	$1,512,982	$1,540,928	$952,039	$4,225,690	$2,785,319
Total debt(3)(4)	$2,116,211	$—	$3,390,000	$3,378,000	$2,470,000
Other long-term obligations	$197,728	$177,088	$165,784	$152,472	$91,932
Deferred income taxes, net	$—	$—	$—	$992	$—
Total shareholders’ (deficit) equity	$(1,154,636)	$(2,928,151)	$(2,991,937)	$211,660	$(331,490)

(1)

In conjunction with emergence from chapter 11 proceedings, the Company issued new common shares to holders of existing common shares at a conversion ratio of 0.521562.  The earnings (loss) per share has been adjusted to reflect this conversion as if it had occurred on January 1, 2013.

(2)	Cash flows from operating activities for the years ended December 31, 2016, 2015, 2014, and 2013, have been updated to reflect the retrospective application of the Company’s adoption of ASU 2016-18.
(3)	At December 31, 2016, $3.8 billion of long-term debt is included with liabilities subject to compromise on our Consolidated Balance Sheets.
(4)

At December 31, 2017, costs associated with the issuance of our long-term debt, excluding the costs associated with the Credit Agreements, are presented as a direct deduction from the carrying value of the related debt liability on the Consolidated Balance Sheet.

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

Overview

Ultra Petroleum Corp. is an independent exploration and production company focused on developing its long-life natural gas reserves in the Green River Basin of Wyoming — the Pinedale and Jonah fields and its oil reserves in the Uinta Basin in Utah.  The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

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

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah. During the year ended December 31, 2017, the Company generated revenue from gas sales from wells located in the Appalachian Basin in Pennsylvania, which were sold during the fourth quarter of 2017. During 2014, the Company acquired contracts related to NGLs providing an annual election to process NGLs beginning in 2017. During 2017, the Company renegotiated its existing gas processing contracts in Wyoming. The new gas processing contracts are keep-whole contracts in which the Company shares in the economic benefit of processing and accordingly does not include the NGL volumes in its reserves.

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

The average price realization for the Company’s natural gas during 2017 was $2.92 per Mcf, including realized gains and losses on commodity derivatives. During the quarter ended December 31, 2017, the average price realization for the Company’s natural gas was $2.86 per Mcf, including realized gains and losses on commodity derivatives.  The Company’s average price realization for natural gas, excluding realized gains and losses on commodity derivatives, was $2.88 per Mcf and $2.81 per Mcf for the year and the quarter ended December 31, 2017, respectively.

The average price realization for the Company’s crude oil and condensate during 2017 was $48.05 per barrel. During the quarter ended December 31, 2017, the average price realization for the Company’s crude oil and condensate was $53.17 per barrel.

Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11and Ability to Continue as a Going Concern

On April 29, 2016 (the “Petition Date”), the Company and its subsidiaries (collectively, “the Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, (Case No. 16-32202 (MI).  On March 14, 2017, the Bankruptcy Court confirmed the Plan and on the Effective Date, we emerged from bankruptcy.

As a result of its improved financial condition and successful emergence from chapter 11, the Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

Plan Support Agreement, Rights Offering, Backstop Commitment Agreement and Exit Financing

On November 21, 2016, each of the Ultra Entities entered into a Plan Support Agreement (“PSA”) with (i) holders of at least 66.67% of the principal amount of the Company’s outstanding 5.750% Senior Notes due 2018 (the “2018 Senior Notes) and 6.125% Senior Notes due 2024 (the “2024 Senior Notes”) and (ii) shareholders who own at least a majority of the Company’s outstanding common stock or the economic interests therein (collectively, the “Plan Support Parties”) and a Backstop Commitment Agreement (“BCA”) with a subset thereof (collectively, the “Commitment Parties”).

Plan Support Agreement:    The PSA enumerated the terms and conditions pursuant to which the Ultra Entities and the Commitment Parties agreed to seek and support a joint plan of reorganization.  The Plan consummated on the Effective Date was the joint plan of reorganization contemplated in the PSA.

Rights Offering:    In accordance with the Plan, the BCA and the Rights Offering procedures submitted by the Company in connection with the Plan, the Company offered eligible debt and equity holders, including the Commitment Parties, the right to purchase shares of new common stock in the Company upon effectiveness of the Plan for an aggregate purchase price of $580.0 million.  The Rights Offering was consummated upon the Company’s emergence from bankruptcy on the Effective Date. Pursuant to the Rights Offering:

•

HoldCo Noteholders were granted rights (the “HoldCo Noteholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Noteholder Rights Offering Shares”), which HoldCo Noteholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $435.0 million.

•

HoldCo Equityholders were granted rights (the “HoldCo Equityholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Equityholder Rights Offering Shares” and, together with the HoldCo Noteholder Rights Offering Shares, the “Rights Offering Shares”), which HoldCo Equityholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $145.0 million.

Backstop Commitment Agreement:    Under the BCA, the Commitment Parties agreed to purchase the HoldCo Noteholder Rights Offering Shares and the HoldCo Equityholder Rights Offering Shares, as applicable, that were not duly subscribed for pursuant to the HoldCo Noteholder Rights Offering or the HoldCo Equityholder Rights Offering, as applicable, by parties other than Commitment Parties (the “Backstop Commitment”) at an implied 20% discount to the Plan Value, which is the price for the rights offering set forth in the PSA (the “Rights Offering Price”).  In connection with our emergence from bankruptcy on the Effective Date, the Commitment Parties performed the Backstop Commitment as and to the extent provided for in the BCA. In addition, on the Effective Date, the Company paid the Commitment Parties a Commitment Premium equal to 6.0% of the $580.0 million committed amount. The commitment premium was paid in the form of new common stock at the Rights Offering Price.

Exit Financing:    On February 8, 2017, the Debtors obtained a commitment letter (as amended, the “Commitment Letter”) from Barclays Bank PLC (including any affiliates that may perform its responsibilities thereunder, “Barclays”), pursuant to which, in connection with the consummation of the Plan, Barclays agreed to provide us with secured and unsecured financing in an aggregate amount of up to $2.4 billion.

On the Effective Date, in connection with the consummation of our Plan:

•

Ultra Resources entered into a Credit Agreement dated April 12, 2017 with Bank of Montreal, as administrative agent, and with the other lenders party thereto (the “RBL Credit Agreement”), providing for a revolving credit facility (the “Revolving Credit Facility”) for an aggregate amount of $400.0 million;

•

Ultra Resources entered into a Senior Secured Term Loan Agreement dated April 12, 2017 with Barclays Bank PLC, as administrative agent, and with the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million;

•

Ultra Resources entered into an Indenture dated April 12, 2017 with Wilmington Trust, as trustee (the “Indenture”), and also issued the $700.0 million of its 6.875% unsecured senior notes due 2022 (the “2022 Notes”) and $500.0 million of its 7.125% unsecured senior notes due 2025 (the “2025 Notes” and, collectively with the 2022 Notes, the “Notes”), as contemplated in a purchase agreement, dated April 7, 2017, among Ultra Resources, the guarantors party thereto, and Barclays Capital Inc.. The 2022 Notes were sold at an issue price of 100% and the 2025 Notes were sold at an issue price of 98.507%, and the issuance of the 2022 Notes and the 2025 Notes resulted in net proceeds (after deducting purchasers’ discounts and commissions) to Ultra Resources of $1.185 billion.

•

The principal obligations outstanding of $999.0 million under the Prepetition Credit Agreement (as defined below) and $1.46 billion under the Prepetition Senior Notes (as defined below), as well as prepetition interest and other undisputed amounts, were paid in full.  The Company’s obligations under the Prepetition Credit Agreement and Prepetition Senior Notes were cancelled and extinguished as provided in the Plan.

•

The claims of $450.0 million related to the 2018 Senior Notes and $850.0 million related to the 2024 Senior Notes were allowed in full, each holder of a claim related to the 2018 and 2024 Notes received a distribution of common stock in the amount of the holders’ applicable claim and the Company’s obligations under the 2018 Notes and 2024 Notes were cancelled and extinguished as provided in the Plan.

Ultra Resources’ obligations under the RBL Credit Agreement, the Term Loan Agreement, the Indenture, and the Notes are guaranteed by the Company and each of its subsidiaries (other than Ultra Resources). In addition, on the Effective Date, the Company and each of its subsidiaries (other than Ultra Resources) entered into a Guaranty and Collateral Agreement in favor of Bank of Montreal, as administrative agent, for the benefit of the secured parties under the RBL Credit Agreement and the Term Loan Agreement.

The Company’s obligations under the Revolving Credit Facility and the Term Loan Agreement are secured by first priority, perfected liens and security interests on 85% of the total value of proved oil and gas properties evaluated in reserve reports delivered to the lenders under the Revolving Credit Facility, as well as a negative pledge on substantially all non-mortgaged assets of the Company and other guarantors under the Revolving Credit Facility

For further description of the emergence financing and for other information and changes to the Company’s debt financing subsequent to the Effective Date, see Note 5 in this Form 10-K in our Consolidated Financial Statements.

Fresh Start Accounting

As previously disclosed, we are not required to apply fresh start accounting to our financial statements in connection with our emergence from bankruptcy because the reorganization value of our assets immediately prior to confirmation of the Plan exceeded our aggregate postpetition liabilities and allowed claims.

Liabilities Subject to Compromise

The following table reconciles the settlement of liabilities subject to compromise included in our Consolidated Balance Sheets from December 31, 2016 through December 31, 2017:

December 31, 2017
Liabilities subject to compromise at December 31, 2016	$4,038,041
Debt extinguishment-cash	(2,521,493)
Debt extinguishment-non-cash	(1,339,740)
Contract settlement	(169,600)
Reclassified to accrued liabilities	(7,208)
Liabilities subject to compromise at December 31, 2017	$—

Bankruptcy Claims Resolution Process

The claims filed against us during our chapter 11 proceedings were voluminous. In addition, claimants may file amended or modified claims in the future, which modifications or amendments may be material. The claims resolution process is on-going, and the ultimate number and amount of prepetition claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Professional fees (1)	$(66,529)	$(11,781)	$—
Gains (losses) (2)	431,107	—	—
Deferred financing costs	—	(18,742)	—
Contract settlements	—	(17,350)	—
Make-whole fees (3)	(223,838)	—	—
Other (4)	167	370	—
Total Reorganization items, net	$140,907	$(47,503)	$—

(1)	The year ended December 31, 2017 includes $1.1 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.
(2)	Gains (losses) represent the net gain on the debt to equity exchange related to the 2018 Senior Notes and 2024 Senior Notes.
(3)	Make-whole fees represent the Bankruptcy Court Order denying our objection to the make-whole claims, as further described in Note 11.
(4)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

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

The Company did not have any write-downs related to the full cost ceiling limitation in 2017 or 2016.  During 2015, the Company recorded a $3.1 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve-month period at December 31, 2015 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials.

Deferred Financing Costs.     At December 31, 2017, the Company follows ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and includes the costs for issuing debt, including issuance discounts, except those related to the revolving credit facility, as a direct deduction from the carrying amount of the related debt liability.  Costs related to the issuance of the revolving credit facility are recorded as an asset in the Consolidated Balance Sheets.

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

The Company has recorded a valuation allowance against all of its deferred tax assets as of December 31, 2017. Some or all of this valuation allowance may be reversed in future periods against future income.

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

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make contractually required payments as scheduled in the derivative instrument in determining the fair value.  Additionally, the Company considers that the counterparty is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$16,865	$—	$16,865

Legal, Environmental and Other Contingencies.     A provision for legal, environmental and other contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes the subjective judgment of management. In many cases, management’s judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. The Company’s management closely monitors known and potential legal, environmental and other contingencies and periodically determines when the Company should record losses for these items based on information available to the Company.  Contingent gains arise if the outcome of future events may result in a possible gain or benefit to the Company and are recorded when the gain is realized.

Share-Based Payment Arrangements.     The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2017, 2016 and 2015 was $40.0 million, $5.6 million and $4.1 million, respectively. See Note 6 for additional information.

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

Recent accounting pronouncements.

Statement of Cash Flows:  In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. We early adopted ASU 2016-18 at December 31, 2017 and disclosure revisions have been made for the years presented on the Consolidated Statements of Cash Flows.  All prior periods have been adjusted to confirm, which resulted in a (decrease)/increase in cash flows from operating activities of approximately ($1.9) million, $3.5 million and ($0.2) million for the years ended December 31, 2017, 2016 and 2015, respectively.  See the following table for a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows.

Current Presentation	December 31, 2017	December 31, 2016	December31, 2015
Cash and Cash Equivalents	$16,631	$401,478	$4,143
Restricted Cash	1,638	3,571	115
Total cash, cash equivalents, and restricted cash	$18,269	$405,049	$4,258

Statement of Cash Flows:  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”). The guidance requires that debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders, be classified as cash outflows for financing activities. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. We early adopted ASU 2016-15 at December 31, 2017.  The guidance was applied retrospectively as required by the standard. For the year ended December 31, 2017, the material impact to the Consolidated Statement of Cash Flows was the reclassification of costs related to the extinguishment of long-term debt from cash flows provided by operating activities to cash flows used in financing activities totaling $223.8 million.  There was no material impact to the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015.

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

Stock Compensation:  In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ÁSU No. 2017-09”), which is intended to clarify and reduce diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted.  The Company does not expect the adoption of ASU No. 2017-09 to have a material impact on its consolidated financial statements.

Derivatives:  In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”), which makes significant changes to the current hedge accounting rules.  The new guidance impacts the designation of hedging relationships; measurement of hedging relationships; presentation of the effects of hedging relationships; assessment of hedge effectiveness; and disclosures.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company does not expect the adoption of ASU No. 2017-12 to have a material impact on its consolidated financial statements.

Revenues from Contracts with Customers:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

We have evaluated the provisions of ASU 2014-09 and assessed the impact it may have on our financial position and results of operations. As part of our assessment work, we have done the following:

•

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

•	We have evaluated each revenue stream, including sales of oil, natural gas, and other revenues, noting no significant changes to revenue recognition under the new standard.
•

We had previously elected to utilize the entitlements method, which will no longer be applicable under ASU 2014-09.  We do not anticipate the change from the entitlements method to have a material impact on our financial statements.

•

We evaluated our product sales contracts in order to determine if there were remaining performance obligations.  We have determined that our product sales are primarily short-term in nature with contract periods of one year or less. We have evaluated product sales contracts with terms greater than one year and anticipate using the practical expedient in ASC 606-10-50-14(a) which will not require disclosure of the transaction price allocated to remaining performance obligations.

•	We have evaluated our product sales contracts and do not anticipate them to give rise to contract assets or liabilities.
•

We have evaluated the expanded disclosure requirements under the new standard and reviewed our processes, systems, and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures.  We do not anticipate any issues in providing the appropriate information to be available for the disclosures.

The Company was required to adopt the new standards in the first quarter of 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted the standard as of January 1, 2018 using the modified retrospective method. The Company is currently estimating the impact to beginning retained earnings to be immaterial to the overall consolidated financial statements based on implementation through the modified retrospective approach.

Results of Operations — Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	For the year ended December 31,
	2017	2016	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	260,009	264,278	-2%
Crude oil and condensate (Bbls)	2,775	2,912	-5%
Total production (Mcfe)	276,659	281,748	-2%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$2.92	$2.31	27%
Natural gas ($/Mcf, excluding hedges)	$2.88	$2.31	25%
Crude oil and condensate ($/Bbl, incl realized hedges)	$48.05	$38.24	26%
Crude oil and condensate ($/Bbl, excluding hedges)	$48.05	$38.24	26%

Revenues:
Natural gas sales	$748,682	$609,756	23%
Oil sales	$133,368	$111,335	20%
Other revenues	$9,823	$—	n/a
Total operating revenues	$891,873	$721,091	24%

Derivatives:
Realized gain on commodity derivatives	$11,446	$—	n/a
Unrealized gain on commodity derivatives	$16,966	$—	n/a
Total gain on commodity derivatives	$28,412	$—	n/a

Operating Costs and Expenses:
Lease operating expenses	$92,326	$89,134	4%
Facility lease expense	$21,749	$20,686	5%
Production taxes	$91,067	$69,737	31%
Gathering fees	$86,953	$86,809	0%
Transportation charges	$—	$20,049	-100%
Depletion, depreciation and amortization	$161,945	$125,121	29%
General and administrative expenses	$39,548	$9,179	331%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.33	$0.32	3%
Facility lease expense	$0.08	$0.07	14%
Production taxes	$0.33	$0.25	32%
Gathering fees	$0.31	$0.31	0%
Transportation charges	$—	$0.07	-100%
Depletion, depreciation and amortization	$0.59	$0.44	34%
General and administrative expenses	$0.14	$0.03	367%

Production, Commodity Prices and Revenues:

Production.     During the year ended December 31, 2017, production decreased on a gas equivalent basis to 276.7 Bcfe from 281.7 Bcfe for the same period in 2016. The decrease is primarily attributable to decreased capital investment during the year ended December 31, 2016.

Commodity prices — natural gas.     Realized natural gas prices, including realized gains and losses on commodity derivatives, increased to $2.92 per Mcf during the year ended December 31, 2017 as compared to $2.31 per Mcf during 2016. The Company has open natural gas price commodity derivative contracts as of December 31, 2017, see Note 7 for additional details.  During the year ended December 31, 2017, the Company’s average price for natural gas, excluding realized gains and losses on commodity derivatives was $2.88 per Mcf as compared to $2.31 per Mcf for the same period in 2016.

Commodity prices — oil.     During the year ended December 31, 2017, the average price realization for the Company’s oil was $48.05 per barrel compared with $38.24 per barrel during 2016. The Company did not have any open derivative contracts for oil production during 2017 or 2016.

Revenues.     The increase in average oil and natural gas prices partially offset by decreased total production resulted in revenues increasing to $891.9 million for the for the year ended December 31, 2017 as compared to $721.1 million in 2016.

Operating Costs and Expenses:

Lease Operating Expense.    Lease operating expenses (“LOE”) increased to $92.3 million for the year ended December 31, 2017 compared to $89.1 million during the same period in 2016 largely related to the increase in producing well counts. On a unit of production basis, LOE costs increased to $0.33 per Mcfe at December 31, 2017 compared to $0.32 per Mcfe at December 31, 2016.

Facility Lease Expense.      During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “Pinedale LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”). The Pinedale Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Pinedale Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the year ended December 31, 2017, the Company recognized operating lease expense associated with the Pinedale Lease Agreement of $21.7 million, or $0.08 per Mcfe compared with $20.7 million, or $0.07 per Mcfe in 2016.

Production Taxes.    During the year ended December 31, 2017, production taxes were $91.1 million compared to $69.7 million during the same period in 2016, or $0.33 per Mcfe in 2017, compared to $0.25 per Mcfe in 2016. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 10.2% of revenues for the year ended 2017 and 9.7% for the same period in 2016. The increase in production taxes is primarily attributable to increased oil and natural gas prices during the year December 31, 2017 as compared to the same period in 2016.

Gathering Fees.     Gathering fees increased slightly to $87.0 million for the year ended December 31, 2017 compared to $86.8 million during the same period in 2016. On a per unit basis, gathering fees remained flat at $0.31 per Mcfe for the year ended December 31, 2017 and 2016.

Transportation Charges.     As a result of the termination of the Rockies Express Pipeline (“Rockies Express”) contract during the first quarter of 2016, there were no material transportation charges for the year ended December 31, 2017.  Transportation charges were $20.0 million for the year ended December 31, 2016.

Depletion, Depreciation and Amortization.     DD&A expenses increased to $161.9 million during the year ended December 31, 2017 from $125.1 million for the same period in 2016, attributable to the addition of proved undeveloped properties (PUDs) as a result of emergence from chapter 11 proceedings. On a unit of production basis, DD&A increased to $0.59 per Mcfe at December 31, 2017 from $0.44 per Mcfe at December 31, 2016.

General and Administrative Expenses.     General and administrative expenses increased to $39.5 million for the year ended December 31, 2017 compared to $9.2 million for the same period in 2016. The increase in general and administrative expenses is primarily attributable to the non-cash stock incentive compensation expense that was incurred as part of the 2017 Stock Incentive Plan, in which tranche one became fully vested on the Effective Date. On a per unit basis, general and administrative expenses increased to $0.14 per Mcfe at December 31, 2017 from $0.03 per Mcfe at December 31, 2016.

Other Income and Expenses:

Interest Expense.     Interest expense increased to $361.4 million during the year ended December 31, 2017 compared to $66.6 million during the same period in 2016. The increase in interest expense is comprised of $85.8 million of accrued postpetition interest for the period beginning April 29, 2016 through April 12, 2017, $100.4 million of interest expense incurred on the Revolving Credit Facility, Term Loan Facility, and the Notes (see Note 5 for additional details), and $175.2 million for postpetition interest, related to the Bankruptcy Court order denying our objection to postpetition interest claims, at the default rate for the period beginning April 29, 2016 through April 12, 2017, as described in Note 11.

Restructuring Expenses.     During the year ended December 31, 2016, the Company incurred $7.2 million in costs and fees in connection with its efforts to restructure its debt prior to filing the chapter 11 petitions.

Contract Settlement.     Contract settlement expense decreased to $52.7 million for the year ended December 31, 2017 compared to $131.1 million for the year ended December 31, 2016.  The decrease relates to the contract settlement of $57.0 million reached with Sempra Rockies Marketing, LLC during the year ended December 31, 2017 as compared to the contract settlement of $150.0 million reached with Rockies Express Pipeline LLC during the year ended December 31, 2016.

Deferred Gain on Sale of Liquids Gathering System.     During the years ended December 31, 2017 and 2016, the Company recognized $10.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain on Commodity Derivatives.     During the year ended December 31, 2017, the Company recognized a gain of $28.4 million related to commodity derivatives. Of this total, the Company recognized $11.4 million related to realized gain during the year ended December 31, 2017. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $17.0 million unrealized gain on commodity derivatives at December 31, 2017. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.  The Company did not have any open commodity derivatives at December 31, 2016.

Reorganization Items:

Reorganization Items, Net.     Reorganization items, net increased to income of $140.9 million for the year ended December 31, 2017 compared to expense of $47.5 million for the same period in 2016.  The increase is due to the emergence from chapter 11 proceedings during the year ended December 31, 2017 and is primarily comprised of expenses of $66.4 million in professional fees, settlements, and interest income associated with the Company’s chapter 11 cases and of $223.8 million related to the Bankruptcy Court order denying our objection to the make-whole claims offset by a gain of $431.1 million, which primarily represents the gain on the debt for equity exchange related to the prepetition 2018 and 2024 Senior Notes.  No cash tax is expected to be recognized as the result of this gain.

Income from Continuing Operations:

Pretax Income.     The Company recognized income before income taxes of $163.8 million for the year ended December 31, 2017 compared with income of $55.5 million for the same period in 2016. The increase in earnings is primarily attributable to increased revenues due to increases in the average oil and natural gas prices and the net effect of reorganization items, partially offset by an increase in interest expense, DD&A, and general and administrative expense during the year ended December 31, 2017.

Income Taxes.     The Company has recorded a $13.3 million tax benefit related to expected U.S. cash tax refunds.  The Company has recorded a valuation allowance against all of its net deferred tax asset balance as of December 31, 2017. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income.     For the year ended December 31, 2017, the Company recognized net income of $177.1 million or $1.08 per diluted share as compared with net income of $56.2 million or $0.70 per diluted share for the same period in 2016. The increase in earnings is primarily attributable to increased revenues due to increases in the average oil and natural gas prices and the net effect of reorganization items, partially offset by an increase in interest expense, DD&A, and general and administrative expense during the year ended December 31, 2017.

Results of Operations — Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	For the year ended December 31,
	2016	2015	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	264,278	268,954	-2%
Crude oil and condensate (Bbls)	2,912	3,533	-18%
Total production (Mcfe)	281,748	290,149	-3%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$2.31	$3.14	-26%
Natural gas ($/Mcf, excluding hedges)	$2.31	$2.59	-11%
Crude oil and condensate ($/Bbl, incl realized hedges)	$38.24	$40.31	-5%
Crude oil and condensate ($/Bbl, excluding hedges)	$38.24	$40.31	-5%

Revenues:
Natural gas sales	$609,756	$696,730	-12%
Oil sales	$111,335	$142,381	-22%
Total operating revenues	$721,091	$839,111	-14%

Derivatives:
Realized gain on commodity derivatives	$—	$146,801	n/a
Unrealized loss on commodity derivatives	$—	$(104,190)	n/a
Total gain on commodity derivatives	$—	$42,611	n/a

Operating Costs and Expenses:
Lease operating expenses	$89,134	$106,906	-17%
Facility lease expense	$20,686	$20,647	0%
Production taxes	$69,737	$72,774	-4%
Gathering fees	$86,809	$87,904	-1%
Transportation charges	$20,049	$83,803	-76%
Depletion, depreciation and amortization	$125,121	$401,200	-69%
Ceiling test and other impairments	$—	$3,144,899	-100%
General and administrative expenses	$9,179	$7,387	24%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.32	$0.37	-14%
Facility lease expense	$0.07	$0.07	0%
Production taxes	$0.25	$0.25	0%
Gathering fees	$0.31	$0.30	3%
Transportation charges	$0.07	$0.29	-76%
Depletion, depreciation and amortization	$0.44	$1.38	-68%
General and administrative expenses	$0.03	$0.03	0%

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

Revenues.     The decrease in average oil and natural gas prices and decreased total production resulted in revenues decreasing to $721.1 million for the year ended December 31, 2016 as compared to $839.1 million in 2015.

Operating Costs and Expenses:

Lease Operating Expense.     LOE decreased to $89.1 million for the year ended December 31, 2016 compared to $106.9 million during the same period in 2015 largely related to lower costs due to improved efficiencies. On a unit of production basis, LOE costs decreased to $0.32 per Mcfe at December 31, 2016 compared to $0.37 per Mcfe at December 31, 2015.

Facility Lease Expense.      During December 2012, the Company sold the Pinedale LGS and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the Pinedale LGS (the “Pinedale Lease Agreement”). The Pinedale Lease Agreement provides for an initial term of 15 years, and annual rent for the initial term under the Pinedale Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the year ended December 31, 2016, the Company recognized operating lease expense associated with the Pinedale Lease Agreement of $20.7 million, or $0.07 per Mcfe compared with $20.6 million, or $0.07 per Mcfe in 2015.

Production Taxes.    During the year ended December 31, 2016, production taxes were $69.7 million compared to $72.8 million during the same period in 2015, or $0.25 per Mcfe in 2016 and 2015. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.7% of revenues for the year ended 2016 and 8.7% for the same period in 2015. The decrease in production taxes is primarily attributable to decreased oil and natural gas prices during the year December 31, 2016 as compared to the same period in 2015.

Gathering Fees.     Gathering fees decreased slightly to $86.8 million for the year ended December 31, 2016 compared to $87.9 million during the same period in 2015. On a per unit basis, gathering fees increased slightly to $0.31 per Mcfe for the year ended December 31, 2016 as compared to $0.30 per Mcfe for the year ended December 31, 2015.

Transportation Charges.     Transportation charges decreased to $20.0 million for the year ended December 31, 2016 as compared to $83.8 million for the same period in 2015 primarily as a result of the termination of the Rockies Express contract during the first quarter of 2016.

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

Ceiling Test Write-Down.     The Company recorded a $3.1 billion non-cash write-down of the carrying value of its proved oil and natural gas properties for the year ended December 31, 2015 as a result of ceiling test limitations, which is reflected as ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve-month period at December 31, 2015 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The write-down reduced earnings in the period and will result in lower a DD&A rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the prior year ended December 31, 2016.

General and Administrative Expenses.     General and administrative expenses increased to $9.2 million for the year ended December 31, 2016 compared to $7.4 million for the same period in 2015. The increase in general and administrative expenses is primarily attributable to reversal of certain incentive compensation expense during the year ended December 31, 2015. On a per unit basis, general and administrative expenses remained flat at $0.03 per Mcfe for the year ended December 31, 2016 and 2015.

Other Income and Expenses:

Interest Expense.     Interest expense decreased to $66.6 million during the year ended December 31, 2016 compared to $171.9 million during the same period in 2015.  No interest was recognized during the year ended December 31, 2016 subsequent to the petition date of April 29, 2016.

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

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives.     The Company did not have any open commodity derivative contracts as of December 31, 2016. During the year ended December 31, 2015, the Company recognized a gain of $42.6 million related to commodity derivatives. Of this total, the Company recognized $146.8 million related to realized gain during the year ended December 31, 2015. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $104.2 million unrealized loss on commodity derivatives at December 31, 2015. The unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

Reorganization Items:

Reorganization Items, Net.     Reorganization items, net represent expense of $47.5 million for the year ended December 31, 2016 include the contract settlement of $17.4 million related to a settlement reached with Big West Oil, LLC.  Reorganization items, net also includes professional fees and interest income of $11.4 million and a non-cash charge to write-off all unamortized debt issuance costs totaling $18.7 million related to the Prepetition Credit Agreement, the Prepetition Senior Notes, the 2018 Notes, and the 2024 Notes issued by the Company.

Income (Loss) from Continuing Operations:

Pretax Income (Loss).     The Company recognized income before taxes of $55.5 million for the year ended December 31, 2016 compared with a loss of $3.2 billion for the same period in 2015.  The increase in earnings is primarily related to the non-cash ceiling test impairment incurred during 2015 and decreased DD&A, reduced interest expense, and reduced transportation charges during the year ended December 31, 2016; partially offset by costs associated with the reorganization and decreased revenues as a result of lower oil and natural gas prices for the year ended December 31, 2016 as compared to the same period in 2015.

Income Taxes.     The Company has recorded a valuation allowance against substantially all of its net deferred tax asset balance as of December 31, 2016. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income (Loss).     For the year ended December 31, 2016, the Company recognized a net income of $56.2 million or $0.70 per diluted share as compared with a net loss of $3.2 billion or ($40.14) per diluted share for the same period in 2015.  The increase in earnings is primarily related to the non-cash ceiling test impairment incurred during 2015 and decreased DD&A, reduced interest expense, and transportation charges during the year ended December 31, 2016; partially offset by costs associated with the reorganization and decreased revenues as a result of lower oil and natural gas prices for the year ended December 31, 2016 as compared to the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  During the year ended December 31, 2017, we funded our operations primarily through cash flows from operating activities and borrowings under the RBL Credit Agreement and our other emergence financing agreements as further described in ‘Emergence Financing and Transactions’ below.  At December 31, 2017, the Company reported a cash position of $16.6 million compared to $401.5 million at December 31, 2016.  At December 31, 2017, the Company did not have any outstanding borrowings and had $425.0 million of available borrowing capacity under the RBL Credit Agreement.  In addition, the Company had $2.2 billion outstanding in term loans and senior notes.

Given the current level of volatility in the market and unpredictability of certain costs that could potentially arise in our operations, the Company’s liquidity needs could be significantly higher than the Company currently anticipates.  The Company’s ability to maintain adequate liquidity depends on the prevailing market prices for oil and natural gas, the successful operation of the business, and appropriate management of operating expenses and capital spending.  The Company’s anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

Emergence Financing and Transactions.  Upon our emergence from chapter 11 proceedings, the following transactions occurred which significantly affected the Company’s liquidity:

•

Ultra Resources entered into and issued, as applicable, secured and unsecured financing in an aggregate amount of up to $2.4 billion, consisting of (i) the Term Loan Agreement (a seven-year secured first lien term loan credit facility in an aggregate amount of $800.0 million), (ii) the RBL Credit Agreement (a senior secured first lien revolving credit facility in an aggregate amount of $400.0 million), and (iii) the unsecured Senior Notes (2022 Notes in an aggregate principle amount of $700.0 million and 2025 Notes in an aggregate principal amount of $500.0 million);

•

Debt repayment, cancellation and extinguishment of the $1.0 billion unsecured revolving credit facility between Ultra Resources and JPMorgan Chase Bank, N.A. (the “Prepetition Credit Agreement”) and $1.46 billion senior unsecured private placement notes issued by Ultra Resources (the “Prepetition Senior Notes”), including principal, prepetition interest, and certain other interest, fees, and expenses; and

•	Completion of the $580.0 million Rights Offering and payment of applicable Backstop Commitment fee.

Capital Expenditures.     For the year ended December 31, 2017, total capital expenditures were $557.0 million. During this period, the Company participated in 210 gross (172.1 net) wells in Wyoming that were drilled to total depth and cased.  No wells were drilled in Utah or Pennsylvania during 2017.

2018 Capital Investment Plan.     For 2018, our capital expenditures are expected to be approximately $400.0 million. We expect to fund these capital expenditures through cash flows from operations, borrowings under the RBL Credit Agreement, and cash on hand. We expect to allocate nearly all of the budget to development activities in our Pinedale field.

Common stock-NASDAQ Listing.   In connection with its emergence from chapter 11 proceedings, the Company issued 194,991,656 shares of its new common stock. All of the Company’s existing common stock that had been trading under the ticker symbol “UPLMQ” was cancelled and the existing stockholders received new common stock as set forth in the Plan. All of the allowed claims attributable to the prepetition high yield bonds issued by the Company were converted into new common stock as set forth in the Plan. The shares related to the $580.0 million equity rights offering were issued and the fee payable to the commitment parties under the Backstop Commitment Agreement was paid in new common stock as set forth in the Plan. The newly-issued common stock began trading on The NASDAQ Global Select Market on April 13, 2017 under the ticker symbol “UPL”.

Ultra Resources, Inc.

Credit Agreement. On April 12, 2017, Ultra Resources, Inc. (“Ultra Resources”), as the borrower, entered into a Credit Agreement with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent, and with the other lenders party thereto from time to time (as amended, the “RBL Credit Agreement”), providing for a revolving credit facility (the “Revolving Credit Facility,”) for an aggregate amount of $400.0 million and an initial borrowing base of $1.2 billion (which limits the aggregate amount of first lien debt under the Revolving Credit Facility and the Term Loan Facility (defined below)).  On September 19, 2017, the Bank of Montreal, as administrative agent, and the other lenders party thereto, approved an increase in the borrowing base under the RBL Credit Agreement from $1.2 billion to $1.4 billion as requested by the Company, which included an increase in the commitments under the RBL Credit Agreement to an aggregate amount of $425.0 million.  At December 31, 2017, Ultra Resources did not have any outstanding borrowings under the RBL Credit Agreement, had total commitments under the RBL Credit Agreement of $425.0 million, and a borrowing base of $1.4 billion.  There are no scheduled borrowing base redeterminations until April 1, 2018.

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions, and had $50.0 million of the commitments available for the issuance of letters of credit.  During the quarter ended December 31, 2017, the Company utilized $34.5 million of the commitments available for the issuance of a letter of credit associated with the Pennsylvania Asset Sale.  The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points.  The interest rate remained the same for the Revolving Credit Facility subsequent to approved commitments increase noted above.  The Revolving Credit Facility loans mature on January 12, 2022.

The RBL Credit Agreement requires Ultra Resources to maintain (i) an interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of 1.00 to 1.00; (iii) a consolidated net leverage ratio of (A) 4.25 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2017 and (B) 4.00 to 1.00, as of the last day of any fiscal quarter thereafter; and (iv) after the Company has obtained investment grade rating an asset coverage ratio of 1.50 to 1.00. At December 31, 2017, Ultra Resources was in compliance with all of its debt covenants under the RBL Credit Agreement.

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

Term Loan. On April 12, 2017, Ultra Resources, as borrower, entered into a Senior Secured Term Loan Agreement with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent, and the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million consisting of an initial term loan in the amount of $600.0 million and an incremental term loan in the amount of $200.0 million to be drawn immediately after the funding of the initial term loan.  On September 29, 2017, the Company closed an incremental senior secured term loan offering of $175.0 million, increasing total borrowings under the Term Loan Agreement to $975.0 million (the “Term Loan Facility”).  As part of the Term Loan Agreement, Ultra Resources agreed to pay an original issue discount equal to one percent of the principal amount, which is included in the deferred financing costs noted above.  The Term Loan Agreement has capacity to increase the commitments subject to certain conditions.  At December 31, 2017, Ultra Resources had $975.0 million in outstanding borrowings under the Term Loan Facility.

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

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At December 31, 2017, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Facility.

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

The 2022 Notes will mature on April 15, 2022. The interest payment dates for the 2022 Notes are April 15 and October 15 of each year. The 2025 Notes will mature on April 15, 2025. The interest payment dates for the 2025 Notes are April 15 and October 15 of each year. Interest will be paid on the Notes from the issue date until maturity.

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

The Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) enter into agreements that restrict distribution from certain restricted subsidiaries and the consummation of mergers and consolidations; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Indenture); and (vii) create unrestricted subsidiaries. The covenants in the Indenture are subject to important exceptions and qualifications. Subject to conditions, the Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc. At December 31, 2017, Ultra Resources was in compliance with all of its debt covenants under the Notes.

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

Cash flows provided by (used in):

Operating Activities.     During the year ended December 31, 2017, net cash provided by operating activities was $65.3 million, a 79% decrease from net cash provided by operating activities of $311.1 million for the same period in 2016. The decrease in net cash provided by operating activities was largely attributable to the payment of post-petition interest claims during the year ended December 31, 2017 as compared to the same period in 2016 and changes in working capital.

Investing Activities.     During the year ended December 31, 2017, net cash used in investing activities was $435.3 million as compared to $278.9 million for the same period in 2016. The increase in net cash used in investing activities is largely related to increased capital investments associated with the Company’s drilling activities, partially offset by the proceeds from the Pennsylvania Asset Sale.

Financing Activities.     During the year ended December 31, 2017, net cash used in financing activities was $16.7 million as compared to net cash provided by financing activities of $368.6 million for the same period in 2016. The change in net cash used in financing activities is primarily due to the restructuring of debt and equity as a result of emergence from chapter 11 proceedings, the outflow of deferred financing costs and debt extinguishment costs associated with the restructuring of debt and equity.

Outlook

We believe we are well positioned for the current economic environment because of our status as a low-cost operator in the industry combined with our financial flexibility.

While our net cash provided by operating activities will continue to be impacted by changing commodity prices, we believe that we will generate positive cash flow from operations, which, along with our available cash and available borrowing capacity, will provide sufficient liquidity to fund our capital investments and operations over the next twelve months.  We will continue to monitor and evaluate the impact of commodity prices in order to determine the appropriate size and nature of our capital investment program.

We have identified significant opportunities for production growth through our horizontal drilling program and will incorporate developing those opportunities as part of our future capital investment program.

We expect to rely on our available cash, existing credit facility, and the cash generated from operations to meet our obligations.  While we continue to monitor the overall health of the credit markets, a renewed, long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt	$2,175,000	$—	$17,063	$719,500	$1,438,437
Interest payments (1)	754,474	127,373	254,172	228,392	144,537
Transportation contract (REX)	189,968	—	29,090	53,626	107,252
Operating lease — Liquids Gathering System	213,213	21,321	42,643	42,643	106,606
Office space lease	5,690	1,347	2,612	1,731	—
Total contractual obligations	$3,338,345	$150,041	$345,580	$1,045,892	$1,796,832
(1)

Interest payments include projected interest payments based on the variable interest rates which were calculated assuming a 3-month London interbank offered rate plus 300 basis points as of December 31, 2017.

Outstanding debt and interest payments:  On the Effective Date, the Company entered into new debt financing agreements consisting of the Term Loan Facility, the Notes, and the Revolving Credit Facility, see Note 1 for additional details.  The Company included the principal and interest obligations above based on the respective agreements.  See Note 5 for additional details.

Transportation contract.      During our chapter 11 proceedings, Rockies Express Pipeline LLC (“REX”) filed a claim against us for $303.3 million for breach of contract.  As previously disclosed, on January 12, 2017, we agreed to settle their claim and paid the settlement amounts of $150.0 million during the year ended December 31, 2017.  In connection with the settlement of REX’s proof of claim, the Company agreed to enter into a new transportation agreement pursuant to which the Company will have firm transportation capacity of 200,000 Dekatherms per day at a rate of approximately $0.37 per dekatherm on the Rockies Express Pipeline, commencing on December 1, 2019 and extending for a term expiring December 31, 2026. This new agreement will provide the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to capture improved basis differentials available at sales points along the Rockies Express Pipeline, if any.

Operating lease.    During December 2012, the Company sold the Pinedale LGS and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Pinedale Operating Lease Agreement”) relating to the use of the Pinedale LGS. The Pinedale Operating Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the Pinedale LGS at the sole discretion of the Company. Annual rent for the initial term under the Pinedale Operating Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index, which is 2.0% at January 1, 2018) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease.

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

Office space lease.     The Company maintains office space in Colorado, Texas, Wyoming and Utah with total remaining commitments for office leases of $5.7 million at December 31, 2017.

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

The Company relies on various types of derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program.  These types of instruments may include fixed price swaps, costless collars, or basis differential swaps.  These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity.  While mitigating the effects of fluctuating commodity prices, these derivative contracts may limit the benefits we would receive from increases in commodity prices above the fixed hedge prices.

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecasted production volumes without Board approval.

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

Commodity Derivative Contracts:     At December 31, 2017, the Company had the following open commodity derivative contracts to manage commodity price risk.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty.  For the collars, the Company pays the counterparty if the market price is above the ceiling price and the counterparty pays the Company if the market price is below the floor price on a notional quantity.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Average Price/MMBTU	Fair Value - December 31, 2017
Natural Gas					Asset (Liability)
Fixed price swaps
	NYMEX-Henry Hub	April-Oct 2018	380,000	$2.97		$15,419
Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Floor Price ($/MMBTU)	Ceiling Price ($/MMBTU)	Fair Value - December 31, 2017
Collars
	NYMEX-Henry Hub	Jan-Mar 2018	40,000	$3.23	$3.54	$1,446

Subsequent to December 31, 2017 and through February 15, 2018, the Company has entered into the following open commodity derivative contracts to manage commodity price risk.

Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Average Price/MMBTU
Natural Gas
Fixed price swaps
	NYMEX-Henry Hub	April-Oct 2018	390,000	$2.79
	NYMEX-Henry Hub	Nov-Dec 2018	400,000	$2.88
	NYMEX-Henry Hub	Jan-Mar 2019	200,000	$2.91

Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Average Differential/MMBTU
Natural Gas
Basis Swap Contracts(1)	NW Rockies Basis Swap	Mar-Dec 2018	30,000	$(0.58)
	NW Rockies Basis Swap	April-Oct 2018	140,000	$(0.62)

Type	Commodity Reference Price	Remaining Contract Period	Volume/ Bbls/day	Average Price/Bbls
Crude Oil
Fixed price swaps
	NYMEX-WTI	Feb-Dec 2018	2,000	$62.17
	NYMEX-WTI	Mar-Dec 2018	2,000	$57.43
(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
Commodity Derivatives (000’s):	2017	2016	2015
Realized gain on commodity derivatives-natural gas (1)	$11,446	$—	$146,801
Unrealized gain (loss) on commodity derivatives (1)	16,966	—	(104,190)
Total gain on commodity derivatives	$28,412	$—	$42,611

(1)	Included in gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Ultra Petroleum Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Houston, Texas

February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ultra Petroleum Corp. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Ultra Petroleum Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultra Petroleum Corp. and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas

February 28, 2018

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$748,682	$609,756	$696,730
Oil sales	133,368	111,335	142,381
Other revenues	9,823	—	—
Total operating revenues	891,873	721,091	839,111
Expenses:
Lease operating expenses	92,326	89,134	106,906
Facility lease expense	21,749	20,686	20,647
Production taxes	91,067	69,737	72,774
Gathering fees	86,953	86,809	87,904
Transportation charges	—	20,049	83,803
Depletion, depreciation and amortization	161,945	125,121	401,200
Ceiling test and other impairments	—	—	3,144,899
General and administrative	39,548	9,179	7,387
Total operating expenses	493,588	420,715	3,925,520
Operating income (loss)	398,285	300,376	(3,086,409)
Other (expense) income, net:
Interest expense (excludes contractual interest expense of $141.5 million for the year ended December 31, 2016)	(361,367)	(66,565)	(171,918)
Gain on commodity derivatives	28,412	—	42,611
Deferred gain on sale of liquids gathering system	10,553	10,553	10,553
Litigation expense	—	—	(4,401)
Restructuring expenses	—	(7,176)	—
Contract settlement	(52,707)	(131,106)	—
Other (expense) income, net	(237)	(3,082)	(2,060)
Total other (expense) income, net	(375,346)	(197,376)	(125,215)
Reorganization items, net	140,907	(47,503)	—
Income (loss) before income tax benefit	163,846	55,497	(3,211,624)
Income tax benefit	(13,294)	(654)	(4,404)
Net income (loss)	$177,140	$56,151	$(3,207,220)
Basic Earnings (Loss) per Share:
Net income (loss) per common share — basic	$1.08	$0.70	$(40.14)
Fully Diluted Earnings (Loss) per Share:
Net income (loss) per common share — fully diluted	$1.08	$0.70	$(40.14)
Weighted average common shares outstanding — basic	163,824	79,996	79,899
Weighted average common shares outstanding — fully diluted	163,976	80,363	79,899

Approved on behalf of the Board:

/s/ Michael D. Watford	/s/ Michael J. Keeffe
Chairman of the Board, Chief Executive Officer and President	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(Amounts in thousands of U. S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$16,631	$401,478
Restricted cash	1,638	3,571
Oil and gas revenue receivable	86,487	79,179
Joint interest billing and other receivables	16,616	10,781
Derivative asset	16,865	—
Income tax receivable	10,091	2,099
Inventory	13,450	4,906
Deposits and retainers	—	13,359
Other current assets	5,647	6,020
Total current assets	167,425	521,393
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,325,068	1,010,466
Property, plant and equipment	9,569	7,695
Other	10,920	1,374
Total assets	$1,512,982	$1,540,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,951	$28,171
Accrued liabilities	80,268	53,348
Production taxes payable	51,352	44,329
Interest payable	24,406	—
Capital cost accrual	32,513	12,360
Total current liabilities	248,490	138,208
Long-term debt	2,116,211	—
Deferred gain on sale of liquids gathering system	105,189	115,742
Other long-term obligations	197,728	177,088
Total liabilities not subject to compromise	2,667,618	431,038
Liabilities subject to compromise	—	4,038,041
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock — no par value; authorized — unlimited; issued and outstanding shares — 196,346,736 and 80,017,020, at December 31, 2017 and 2016, respectively	2,116,018	510,063
Treasury stock	(49)	(49)
Retained loss	(3,270,605)	(3,438,165)
Total shareholders’ deficit	(1,154,636)	(2,928,151)
Total liabilities and shareholders’ equity	$1,512,982	$1,540,928

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Loss	Treasury Stock	Total Shareholders’ (Deficit) Equity
Balances at December 31, 2014	79,745	$495,913	$(278,040)	$(6,213)	$211,660
Employee stock plan grants	274	700	—	—	700
Shares re-issued from treasury	—	—	(6,037)	6,037	—
Net share settlements	(86)	—	(2,514)	—	(2,514)
Fair value of employee stock plan grants	—	5,437	—	—	5,437
Net (loss)	—	—	(3,207,220)	—	(3,207,220)
Balances at December 31, 2015	79,933	$502,050	$(3,493,811)	$(176)	$(2,991,937)
Employee stock plan grants	145	—	—	—	—
Shares re-issued from treasury	—	—	(127)	127	—
Net share settlements	(61)	—	(378)	—	(378)
Fair value of employee stock plan grants	—	8,013	—	—	8,013
Net income	—	—	56,151	—	56,151
Balances at December 31, 2016	80,017	$510,063	$(3,438,165)	$(49)	$(2,928,151)
Equitization of Holdco Notes	70,579	978,230	—	—	978,230
Rights Offering, including Backstop	44,390	573,774	—	—	573,774
Employee stock plan grants	10	—	—	—	—
Stock plan grants	2,191	26,673	—	—	26,673
Net share settlements	(841)	—	(9,580)	—	(9,580)
Fair value of employee stock plan grants	—	27,278	—	—	27,278
Net income	—	—	177,140	—	177,140
Balances at December 31, 2017	196,346	$2,116,018	$(3,270,605)	$(49)	$(1,154,636)

See accompanying notes to consolidated financial statements.

Shareholders’ Equity Explanatory Note:

In conjunction with emergence from chapter 11 proceedings, the Company issued new Common Shares to holders of existing pre-petition Common Shares (the “Existing Common Shares”) at a conversion ratio of 0.521562 (the “New Equity”). As a result, the share counts have been adjusted to reflect this conversion as if it had occurred as of January 1, 2014.

Consistent with the Plan, 194,991,656 shares of New Equity were issued as follows:

•	70,579,367 shares of New Equity were issued pro rata to holders of the HoldCo Notes with claims allowed under the Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization;
•	80,022,410 shares of New Equity were issued pro rata to holders of Existing Common Shares;
•	2,512,623 shares of New Equity were issued to commitment parties under the Backstop Commitment Agreement in respect of the commitment premium due thereunder;
•	18,844,363 shares of New Equity were issued to commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder; and
•	23,032,893 shares of New Equity were issued to participants in the Rights Offering.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income (loss) for the period	$177,140	$56,151	$(3,207,220)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	161,945	125,121	401,200
Ceiling test and other impairments	—	—	3,144,899
Deferred and current non-cash income taxes	—	1	(990)
Unrealized (gain) loss on commodity derivatives	(16,966)	—	104,190
Deferred gain on sale of liquids gathering system	(10,553)	(10,553)	(10,553)
Stock compensation	39,977	5,562	4,128
Non-cash reorganization items, net	(453,909)	42,523	—
Amortization of deferred financing costs	7,483	4,194	5,190
Other	(1,047)	2,676	4,027
Net changes in operating assets and liabilities:
Accounts receivable	(14,483)	(19,635)	65,132
Other current assets	14,136	(15,647)	(20,106)
Other non-current assets	479	(539)	21,112
Accounts payable	34,349	(63,924)	13,815
Accrued liabilities	89,935	133,144	1,655
Production taxes payable	7,023	(7,944)	(3,312)
Interest payable	36,220	57,117	(3,441)
Other long-term obligations	4,737	276	(5,770)
Current taxes payable/receivable	(11,198)	2,547	1,580
Net cash provided by operating activities	65,268	311,070	515,536
Investing Activities:
Oil and gas property expenditures	(557,029)	(269,314)	(494,025)
Acquisition of oil and gas properties	—	—	3,964
Sale of oil and gas properties	114,263	—	—
Change in capital cost accrual	20,076	(8,134)	(25,380)
Inventory	(8,916)	(1,123)	3,235
Purchase of property, plant and equipment	(3,705)	(329)	(551)
Net cash used in investing activities	(435,311)	(278,900)	(512,757)
Financing activities:
Borrowings under Credit Agreement	773,000	369,000	1,165,000
Borrowings under Term Loan	975,000	—	—
Extinguishment of long-term debt (chapter 11)	(2,459,000)	—	—
Payments under Credit Agreement	(773,000)	—	(1,153,000)
Proceeds from issuance of Senior Notes	1,200,000	—	—
Deferred financing costs	(73,092)	—	6
Shares issued, net of transaction costs	573,774	—	—
Repurchased shares/net share settlements	(9,581)	(379)	(2,514)
Payment of contingent consideration	—	—	(17,049)
Debt extinguishment costs	(223,838)	—	—
Net cash (used in) provided by financing activities	(16,737)	368,621	(7,557)
(Decrease)/Increase in cash during the period	(386,780)	400,791	(4,778)
Cash, cash equivalents, and restricted cash at beginning of period	405,049	4,258	9,036
Cash, cash equivalents, and restricted cash end of period	$18,269	$405,049	$4,258

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$317,120	$4,793	$169,867
Income taxes	$—	$94	$—

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in this Report on Form 10-K are expressed in thousands of U.S. dollars (except per share data), unless otherwise noted).

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of Yukon, Canada. The Company’s principal business activities are developing its long-life natural gas reserves in the Green River Basin of Wyoming – the Pinedale and Jonah fields and its oil reserves in the Uinta Basin in Utah.

Chapter 11 Proceedings

Voluntary Reorganization Under Chapter 11and Ability to Continue as a Going Concern

On April 29, 2016 (the “Petition Date”), the Company and its subsidiaries (collectively, “the Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, (Case No. 16-32202 (MI).  On March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”), and on April 12, 2017 (the “Effective Date”), we emerged from bankruptcy.

As a result of its improved financial condition and successful emergence from chapter 11, the Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

Plan Support Agreement, Rights Offering, Backstop Commitment Agreement and Exit Financing

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

Rights Offering:    In accordance with the Plan, the BCA and the Rights Offering procedures submitted by the Company in connection with the Plan, the Company offered eligible debt and equity holders, including the Commitment Parties, the right to purchase shares of new common stock in the Company upon effectiveness of the Plan for an aggregate purchase price of $580.0 million.  The Rights Offering was consummated upon the Company’s emergence from bankruptcy on the Effective Date. Pursuant to the Rights Offering:

•

HoldCo Noteholders were granted rights (the “HoldCo Noteholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Noteholder Rights Offering Shares”), which HoldCo Noteholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $435.0 million.

•

HoldCo Equityholders were granted rights (the “HoldCo Equityholder Rights Offering”) entitling each such holder to subscribe for the Rights Offering in an amount up to its pro rata share of new common stock (the “HoldCo Equityholder Rights Offering Shares” and, together with the HoldCo Noteholder Rights Offering Shares, the “Rights Offering Shares”), which HoldCo Equityholder Rights Offering Shares, collectively, reflected an aggregate purchase price of $145.0 million.

Backstop Commitment Agreement:    Under the BCA, the Commitment Parties agreed to purchase the HoldCo Noteholder Rights Offering Shares and the HoldCo Equityholder Rights Offering Shares, as applicable, that were not duly subscribed for pursuant to the HoldCo Noteholder Rights Offering or the HoldCo Equityholder Rights Offering, as applicable, by parties other than Commitment Parties (the “Backstop Commitment”) at an implied 20% discount to the Plan Value, which is the price for the rights offering set forth in the PSA (the “Rights Offering Price”).  In connection with our emergence from bankruptcy on the Effective Date, the Commitment Parties performed the Backstop Commitment as and to the extent provided for in the BCA. In addition, on the Effective Date, the Company paid the Commitment Parties a Commitment Premium equal to 6.0% of the $580.0 million committed amount. The commitment premium was paid in the form of new common stock at the Rights Offering Price.

Exit Financing:    On February 8, 2017, the Debtors obtained a commitment letter (as amended, the “Commitment Letter”) from Barclays Bank PLC (including any affiliates that may perform its responsibilities thereunder, “Barclays”), pursuant to which, in connection with the consummation of the Plan, Barclays agreed to provide us with secured and unsecured financing in an aggregate amount of up to $2.4 billion.

On the Effective Date, in connection with the consummation of our Plan:

•

Ultra Resources entered into a Credit Agreement dated April 12, 2017 with Bank of Montreal, as administrative agent, and with the other lenders party thereto (the “RBL Credit Agreement”), providing for a revolving credit facility (the “Revolving Credit Facility”) for an aggregate amount of $400.0 million;

•

Ultra Resources entered into a Senior Secured Term Loan Agreement dated April 12, 2017 with Barclays Bank PLC, as administrative agent, and with the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million;

▪

Ultra Resources entered into an Indenture dated April 12, 2017 with Wilmington Trust, as trustee (the “Indenture”), and also issued the $700.0 million of its 6.875% unsecured senior notes due 2022 (the “2022 Notes”) and $500.0 million of its 7.125% unsecured senior notes due 2025 (the “2025 Notes” and, collectively with the 2022 Notes, the “Notes”), as contemplated in the Purchase Agreement. The 2022 Notes were sold at an issue price of 100% and the 2025 Notes were sold at an issue price of 98.507%, and the issuance of the 2022 Notes and the 2025 Notes resulted in net proceeds (after deducting purchasers’ discounts and commissions) to Ultra Resources of $1.185 billion.

•

The principal obligations outstanding of $999.0 million under the Prepetition Credit Agreement and $1.46 billion under the Prepetition Senior Notes, as well as prepetition interest and other undisputed amounts, were paid in full.  The Company’s obligations under the Prepetition Credit Agreement and Prepetition Senior Notes were cancelled and extinguished as provided in the Plan.

•

The claims of $450.0 million related to the unsecured 2018 Notes and $850.0 million related to the unsecured 2024 Notes were allowed in full, each holder of a claim related to the 2018 and 2024 Notes received a distribution of common stock in the amount of the holders’ applicable claim and the Company’s obligations under the 2018 Notes and 2024 Notes were cancelled and extinguished as provided in the Plan.

Ultra Resources’ obligations under the RBL Credit Agreement, the Term Loan Agreement, the Indenture, and the Notes are guaranteed by the Company and each of its subsidiaries (other than Ultra Resources). In addition, on the Effective Date, the Company and each of its subsidiaries (other than Ultra Resources) entered into a Guaranty and Collateral Agreement in favor of Bank of Montreal, as administrative agent, for the benefit of the secured parties under the RBL Credit Agreement and the Term Loan Agreement.

The Company’s obligations under the Revolving Credit Facility and the Term Loan Agreement are secured by first priority, perfected liens and security interests on 85% of the total value of proved oil and gas properties evaluated in reserve reports delivered to the lenders under the Revolving Credit Facility, as well as a negative pledge on substantially all non-mortgaged assets of the Company and other guarantors under the Revolving Credit Facility

For further description of the emergence financing and for other information and changes to the Company’s debt financing subsequent to the Effective Date, see Note 5.

Fresh Start Accounting

As previously disclosed, we are not required to apply fresh start accounting to our financial statements in connection with our emergence from bankruptcy because the reorganization value of our assets immediately prior to confirmation of the Plan exceeded our aggregate postpetition liabilities and allowed claims.

Liabilities Subject to Compromise

The following table reconciles the settlement of liabilities subject to compromise included in our Consolidated Balance Sheets from December 31, 2016 through December 31, 2017:

December 31, 2017
Liabilities subject to compromise at December 31, 2016	4,038,041
Debt extinguishment-cash	(2,521,493)
Debt extinguishment-non-cash	(1,339,740)
Contract settlement	(169,600)
Reclassified to accrued liabilities	(7,208)
Liabilities subject to compromise at December 31, 2017	$—

Bankruptcy Claims Resolution Process

The claims filed against us during our chapter 11 proceedings were voluminous. In addition, claimants may file amended or modified claims in the future, which modifications or amendments may be material. The claims resolution process is on-going, and the ultimate number and amount of prepetition claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015:

	For the Twelve Months Ended December 31,
	2017	2016	2015
Professional fees (1)	$(66,529)	$(11,781)	$—
Gains (losses) (2)	431,107	—	—
Deferred financing costs	—	(18,742)	—
Contract settlements	—	(17,350)	—
Make-whole fees (3)	(223,838)	—	—
Other (4)	167	370	—
Total Reorganization items, net	$140,907	$(47,503)	$—

(1)	The year ended December 31, 2017 includes $1.1 million directly related to accrued, unpaid professional fees associated with the chapter 11 filings.
(2)	Gains (losses) represent the net gain on the debt to equity exchange related to the 2018 and 2024 Notes.
(3)	Make-whole fees represent the Bankruptcy Court order denying our objection to the make-whole claims, as further described in Note 11.
(4)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

1.	SIGNIFICANT ACCOUNTING POLICIES:

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

(c) Restricted Cash:     Restricted cash represents and cash received by the Company from production sold where the final division of ownership of the production is unknown or in dispute.

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

The Company did not have any write-downs related to the full cost ceiling limitation in 2017 or 2016. During 2015, the Company recorded a $3.1 billion non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected within ceiling test and other impairments in the accompanying Consolidated Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve-month period at December 31, 2015 for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials.

(g) Inventories:         Inventory primarily includes $12.3 million in pipe and production equipment that will be utilized during the 2018 drilling program and $1.1 million in crude oil inventory. Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. The Company uses the weighted average method of recording its materials and supplies inventory. Crude oil inventory is valued at lower of cost or market.

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

(i) Deferred Financing Costs:   At December 31, 2017, the Company follows ASU No. 2015-13, Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs and includes the costs for issuing debt including issuance discounts, except those related to the revolving credit facility, as a direct deduction from the carrying amount of the related debt liability.  Costs related to the issuance of the revolving credit facility are recorded as an asset in the Consolidated Balance Sheets.

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

(k) Equity Interests:  In accordance with the Plan, the Company’s equity interests outstanding prior to the Effective Date were cancelled and each such equity interest has no further force or effect after the Effective Date.  Pursuant to the Plan, the holders of the Company’s common shares outstanding prior to the Effective Date (the “Existing Common Shares”) received (i) their proportionate distribution of New Equity and (ii) the right to participate in the Rights Offering.  The holders of all other equity interest in the company received no distribution under the Plan in respect thereof.

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

In conjunction with our emergence from chapter 11 proceedings, on the Effective Date, the Company issued shares of New Equity to holders of Existing Common Shares at a conversion ratio of 0.521562.  As a result, the basic and fully diluted share counts have been presented to reflect this conversion as if it had occurred on January 1, 2015.

Share based payments subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share.  Thus, they are not included in the diluted earnings per share denominator until the performance or market criteria are met.  For the year ended December 31, 2017, the Company had 3.9 million contingently issuable shares that are not included in the diluted earnings per share denominator as the performance or market criteria have not been met (See Note 6).  There were no contingently issuable shares outstanding for the years ended December 31, 2016 and 2015.  The following table provides a reconciliation of components of basic and diluted net income (loss) per common share:

	December 31,
	2017	2016	2015
Net income (loss)	$177,140	$56,151	$(3,207,220)
Weighted average common shares outstanding during the period	163,824	79,996	79,899
Effect of dilutive instruments	152	367	—
Weighted average common shares outstanding during the period including the effects of dilutive instruments	163,976	80,363	79,899
Net income (loss) per common share — basic	$1.08	$0.70	$(40.14)
Net income (loss) per common share — fully diluted	$1.08	$0.70	$(40.14)
Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares (1)	—	749	—

(1)	Due to the net loss for the year ended December 31, 2015, 1.7 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

(n) Accounting for Share-Based Compensation:     The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.

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

Make-up provisions and ultimate settlements of volume imbalances are generally governed by agreements between the Company and its partners with respect to specific properties or, in the absence of such agreements, through negotiation. The value of volumes over- or under-produced can change based on changes in commodity prices. The Company prefers the entitlements method of accounting for oil and natural gas sales because it allows for recognition of revenue based on its actual share of jointly owned production, results in better matching of revenue with related operating expenses, and provides balance sheet recognition of the estimated value of product imbalances. The Company’s imbalance obligations as of December 31, 2017 and December 31, 2016 were immaterial.

(r)  Other revenues:    Other revenues are comprised of fees paid to us by operators of the gas processing plants where our gas is processed in exchange for the liquids removed from our production.

(s)  Capitalized Interest:     Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any.

(t) Capital Cost Accrual:     The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

(u) Reclassifications:     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

(v) Deposits and Retainers:     Deposits and retainers primarily consists of payments related to surety bonds.

(w) Recent Accounting Pronouncements:

Statement of Cash Flows:  In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted.  We early adopted ASU 2016-18 at December 31, 2017 and disclosure revisions have been made for the years presented on the Consolidated Statements of Cash Flows.  All prior periods have been adjusted to conform, which resulted in a (decrease)/increase in cash flows from operating activities of approximately ($1.9) million, $3.5 million, and ($0.2) million for the years ended December 31, 2017, 2016, and 2015 respectively.  See the following table for a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows.

Current Presentation	December 31, 2017	December 31, 2016	December 31, 2015
Cash and Cash Equivalents	$16,631	$401,478	$4,143
Restricted Cash	1,638	3,571	115
Total cash, cash equivalents, and restricted cash	$18,269	$405,049	$4,258

Statement of Cash Flows:  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows.  For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. We early adopted ASU 2016-15 at December 31, 2017.  The guidance was applied retrospectively as required by the standard.  For the year ended December 31, 2017, the material impact to the Consolidated Statement of Cash Flows was the reclassification of costs related to the extinguishment of long-term debt from cash flows provided by operating activities to cash flows used in financing activities totaling $223.8 million.  There was no material impact to the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015.

Leases:  In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

Stock Compensation:  In May 2017, the FASB issued ASU 2017-9, Compensation-Stock Compensation (Topic 718) (“ASU No. 2017-09”), which is intended to clarify and reduce diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted.  The Company does not expect the adoption of ASU No. 2017-08 to have a material impact on its consolidated financial statements.

Derivatives:  In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”), which makes significant changes to the current hedge accounting rules.  The new guidance impacts the designation of hedging relationships; measurement of hedging relationships; presentation of the effects of hedging relationships; assessment of hedge effectiveness; and disclosures.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company does not expect the adoption of ASU No. 2017-12 to have a material impact on its consolidated financial statements.

Revenues from Contracts with Customers:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

We have evaluated the provisions of ASU 2014-09 and assessed the impact it may have on our financial position and results of operations. As part of our assessment work, we have done the following:

•

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

•	We have evaluated each revenue stream, including sales of oil, natural gas, and other revenues, noting no significant changes to revenue recognition under the new standard except as noted below.
•

We had previously elected to utilize the entitlements method, which will no longer be applicable under ASU 2014-09.  We do not anticipate the change from the entitlements method to have a material impact on our financial statements.

•

We evaluated our product sales contracts in order to determine if there were remaining performance obligations.  We have determined that our product sales are primarily short-term in nature with contract periods of one year or less. We have evaluated product sales contracts with terms greater than one year and anticipate using the practical expedient in ASC 606-10-50-14(a) which will not require disclosure of the transaction price allocated to remaining performance obligations.

•	We have evaluated our product sales contracts and do not anticipate them to give rise to contract assets or liabilities.
•

We have evaluated the expanded disclosure requirements under the new standard and reviewed our processes, systems, and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures.  We do not anticipate any issues in providing the appropriate information to be available for the disclosures.

The Company is required to adopt the new standards in the first quarter of 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt the standard as of January 1, 2018 using the modified retrospective method.  The Company is currently estimating the impact to beginning retained earnings to be immaterial to the overall consolidated financial statements based on implementation through the modified retrospective approach.

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

	December 31,
	2017	2016
Asset retirement obligations at beginning of period	$157,173	$146,210
Accretion expense	11,689	10,252
Liabilities incurred	8,174	1,317
Liabilities divested (1)	(4,812)	—
Liabilities acquired	1,456	—
Liabilities settled	(598)	(170)
Revisions of estimated liabilities	18	(436)
Asset retirement obligations at end of period	173,100	157,173
Less: current asset retirement obligations	(263)	(239)
Long-term asset retirement obligations	$172,837	$156,934
(1)

During the quarter ended December 31, 2017, the Company divested certain non-core properties in north-central Pennsylvania for net cash proceeds of approximately $115.0 million, subject to post-close adjustments.

3.	OIL AND GAS PROPERTIES:

	December 31, 2017	December 31, 2016
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$11,215,563	$10,752,642
Less: Accumulated depletion, depreciation and amortization	(9,890,495)	(9,742,176)
	1,325,068	1,010,466

On a unit basis, DD&A was $0.59, $0.44 and $1.38 per Mcfe for the years ended December 31, 2017, 2016 and 2015, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2017			2016
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	3,018	(2,464)	554	603
Office equipment	309	(214)	95	138
Leasehold improvements	486	(366)	120	185
Land	4,637	—	4,637	4,637
Other	15,773	(11,610)	4,163	2,132
Property, plant and equipment, net	$24,223	$(14,654)	$9,569	$7,695

5.	DEBT AND OTHER LONG-TERM LIABILITIES:

	December 31, 2017	December 31, 2016
Total Debt:
Term loan, secured, due 2024	$975,000	$—
6.875% Senior, unsecured Notes due 2022	700,000	—
7.125% Senior, unsecured Notes due 2025	500,000	—
6.125% Senior Notes due 2024	—	850,000
5.75% Senior Notes due 2018	—	450,000
Senior Notes issued by Ultra Resources, Inc.	—	1,460,000
Credit Agreement	—	999,000
Total long-term debt	2,175,000	3,759,000
Less: Deferred financing costs	(58,789)	—
Less: Liabilities subject to compromise (1) (See Note 1)	—	(3,759,000)
Total long-term debt not subject to compromise	$2,116,211	$—

Other long-term obligations:
Other long-term obligations	$197,728	$177,088

Aggregate maturities of debt at December 31, 2017:
2018	2019	2020	2021	2022	Beyond 5 years	Total
$—	$7,313	$9,750	$9,750	$709,750	$1,438,437	$2,175,000
(1)

All of our indebtedness that was outstanding as of December 31, 2016 was classified as liabilities subject to compromise in the Consolidated Balance Sheets.  See below for information about the indebtedness we incurred in connection with, and that is now outstanding following our emergence from bankruptcy.

On the Effective Date, all principal, prepetition interest and other undisputed amounts were paid in full for the amounts owed under the Prepetition Credit Agreement and the Prepetition Senior Notes shown in the table above and the Company’s obligations under the Prepetition Credit Agreement and Prepetition Senior Notes were cancelled and extinguished.  The claims related to the 2018 and 2024 Notes, shown in the table above were allowed in full, each claim holder received a distribution of our comment stock in the amount of the applicable claim, and the Company’s obligations under the 2018 and 2024 Notes were cancelled and extinguished.

Ultra Resources, Inc.

Credit Agreement. On April 12, 2017, Ultra Resources, Inc. (“Ultra Resources”), as the borrower, entered into a Credit Agreement with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent, and with the other lenders party thereto from time to time (as amended, the “RBL Credit Agreement”), providing for a revolving credit facility (the “Revolving Credit Facility,” for an aggregate amount of $400.0 million and an initial borrowing base of $1.2 billion (which limits the aggregate amount of first lien debt under the Revolving Credit Facility and the Term Loan Facility (defined below)).  On September 19, 2017, the Bank of Montreal, as administrative agent, and the other lenders party thereto, approved an increase in the borrowing base under the RBL Credit Agreement from $1.2 billion to $1.4 billion as requested by the Company, which included an increase in the commitments under the RBL Credit Agreement to an aggregate amount of $425.0 million.  At December 31, 2017, Ultra Resources did not have any outstanding borrowings under the RBL Credit Agreement, had total commitments under the RBL Credit Agreement of $425.0 million, and a borrowing base of $1.4 billion.  There are no scheduled borrowing base redeterminations until April 1, 2018.

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions, and had $50.0 million of the commitments available for the issuance of letters of credit.  During the quarter ended December 31, 2017, the Company utilized $34.5 million of the commitments available for the issuance of a letter of credit associated with the Pennsylvania Asset Sale.  The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points.  The interest rate remained the same for the Revolving Credit Facility subsequent to the approved commitments increase noted above.  The Revolving Credit Facility loans mature on January 12, 2022.

The RBL Credit Agreement requires Ultra Resources to maintain (i) an interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility of 1.00 to 1.00; (iii) a consolidated net leverage ratio of (A) 4.25 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2017 and (B) 4.00 to 1.00, as of the last day of any fiscal quarter thereafter; and (iv) after the Company has obtained investment grade rating an asset coverage ratio of 1.50 to 1.00. At December 31, 2017, Ultra Resources was in compliance with all of its debt covenants under the RBL Credit Agreement.

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

Term Loan. On April 12, 2017, Ultra Resources, as borrower, entered into a Senior Secured Term Loan Agreement with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent, and the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million consisting of an initial term loan in the amount of $600.0 million and an incremental term loan in the amount of $200.0 million to be drawn immediately after the funding of the initial term loan.  On September 29, 2017, the Company closed an incremental senior secured term loan offering of $175.0 million, increasing total borrowings under the Term Loan Agreement to $975.0 million (the “Term Loan Facility”).  As part of the Term Loan agreement, Ultra Resources agreed to pay an original issue discount equal to one percent of the principal amount, which is included in deferred financing costs noted above.  The Term Loan Agreement has capacity to increase the commitments subject to certain conditions.  At December 31, 2017, Ultra Resources had $975.0 million in outstanding borrowings under the Term Loan Facility.

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

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At December 31, 2017, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Facility.

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

The 2022 Notes will mature on April 15, 2022. The interest payment dates for the 2022 Notes are April 15 and October 15 of each year. The 2025 Notes will mature on April 15, 2025. The interest payment dates for the 2025 Notes are April 15 and October 15 of each year. Interest will be paid on the Notes from the issue date until maturity.

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

The Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) enter into agreements that restrict distribution from certain restricted subsidiaries and the consummation of mergers and consolidations; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Indenture); and (vii) create unrestricted subsidiaries. The covenants in the Indenture are subject to important exceptions and qualifications. Subject to conditions, the Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc. At December 31, 2017, Ultra Resources was in compliance with all of its debt covenants under the Notes.

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

6.SHARE BASED COMPENSATION:

The Company sponsors a share based compensation plan: the 2017 Stock Incentive Plan (“2017 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The share based compensation plan is an important component of the total compensation package offered to the Company’s key service providers, and reflects the importance that the Company places on motivating and rewarding superior results.

The 2017 Plan was established on the Effective Date, pursuant to which 7.5% of the equity in the reorganized Company (on a fully-diluted/fully-distributed basis) is reserved for grants to be made from time to time to the directors, officers, and other employees of the reorganized Company (the “Reserve”).

Valuation and Expense Information

	Year Ended December 31,
	2017	2016	2015
Total cost of share-based payment plans	$53,952	$8,013	$6,137
Amounts capitalized in oil and gas properties and equipment	$13,975	$2,451	$2,009
Amounts charged against income, before income tax benefit	$39,977	$5,562	$4,128
Amount of related income tax benefit recognized in income before valuation allowances	$15,927	$2,216	$1,645

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved stock incentive plans.  Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
(000’s)
Equity compensation plans approved by security holders	14,457
Equity compensation plans not approved by security holders	n/a
Total	14,457

Changes in Stock Options and Stock Options Outstanding

As provided in the Plan, all plans or programs calling for stock grants, stock issuances, stock reserves, or stock options were cancelled as of the Effective Date and all outstanding awards established prior to the Effective Date were cancelled and extinguished as of the Effective Date.

PERFORMANCE SHARE PLANS:

2017 Stock Incentive Plan.     As mentioned above, the 2017 Stock Incentive Plan was established on the Effective Date which stated that 7.5% of the equity of the reorganized Company is reserved for grants to be made to directors, officers, and other employees of the Company.  Also on the Effective Date, 40% of the Reserve, (“Initial MIP Grants”) was granted to members of the board of directors, officers, and other employees of the reorganized Company subject to the conditions and performance requirements provided in the grants, including the limitations that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds $6.0 billion based upon the weighted average price of the common stock during a consecutive 30-day period, that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds 110% of $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, and that if any Initial MIP Grants do not vest before the fifth anniversary of the Effective Date, such Initial MIP Grants shall automatically expire.

Long Term Incentive Plans.  Subsequent to December 31, 2017, the Board approved the establishment of a Long Term Incentive Plan (“LTIP”) in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved.  The LTIP established covers a performance period of three years and includes time-based and performance-based measures established by the Committee at the beginning of the three-year period.

Stock-Based Compensation Cost:

Modification.  On the Effective Date, as provided in the Plan, all outstanding awards established prior to the Effective Date were cancelled and extinguished, and participants received no payment or other distribution on account of the outstanding awards. Under FASB ASC Topic 718, Compensation Cost – Stock Compensation (“FASB ASC 718”), the cancellation of an outstanding award of stock based compensation followed by the issuance of a replacement award is treated as a modification of the original award. The equity award cancellations and subsequent new grants by the Company were considered Type I, probable to probable modification. This type represents modifications where the award was likely to vest prior to modification and is still likely to vest after modification. For these types of modifications, the fair value of the award is assessed both prior to modification and after modification. If the fair value after modification exceeds the fair value prior to modification, incremental expense is generated and recognized over the remaining vesting period

Market Based Conditions.  When vesting of an award of stock-based compensation is dependent, at least in part, on the value of a company’s total equity, for purposes of FASB ASC 718, the award is considered to be subject to a “market condition”. Because the Company’s total equity value is a component of its enterprise value, the awards based on enterprise value are considered to be subject to a market condition. Unlike the valuation of an award that is subject to a service condition (i.e., time vested awards) or a performance condition that is not related to stock price, FASB ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the award. As a result, we have used a Monte Carlo simulation model to estimate the fair value of the awards that include a market condition.

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

Expense.  For the year ended December 31, 2017, the Company recognized $40.0 million in pre-tax compensation expense, of which $38.5 million related to the Initial MIP Grants.  For the year ended December 31, 2016, the Company recognized $5.6 million in pre-tax compensation expense, of which $4.7 million related to the 2015 and 2014 LTIP awards. For the year ended December 31, 2015, the Company recognized $4.1 million in pre-tax compensation expense, of which $2.9 million related to the 2015, 2014 and 2013 LTIP awards.  The Company expects the total expense associated with the portion of the Initial MIP Grants that vests if the $6.0 billion total enterprise value performance requirement is satisfied to be $21.3 million and the portion of the Initial MIP grants that vests if the $6.6 billion total enterprise value performance requirement is satisfied to be $20.1 million, respectively.  One-third of the Initial MIP Grants were paid in shares of the Company’s stock to members of its board of directors, as well as its officers and other employees on the Effective Date and totaled $26.1 million (1,238,665 shares) of which a portion was capitalized into oil and gas properties as noted in the valuation and expense information above.

7.DERIVATIVE FINANCIAL INSTRUMENTS:

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

The Company relies on various types of derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in the Company’s forward cash flows supporting the Company’s capital investment program.  These types of instruments may include fixed price swaps, costless collars, or basis differential swaps.  These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity.  While mitigating the effects of fluctuating commodity prices, these derivative contracts may limit the benefits we would receive from increases in commodity prices above the fixed hedge prices.

The Company’s hedging policy limits the amounts of resources hedged to not more than 50% of its forecasted production volumes without Board approval.

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

Commodity Derivative Contracts:     At December 31, 2017, the Company had the following open commodity derivative contracts to manage commodity price risk.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable to the counterparty. For the collars, the Company pays the counterparty if the market price is above the ceiling price and the counterparty pays if the market price is below the floor on a notional quantity.  The reference prices of these commodity derivative contracts are typically referenced to index prices published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Average Price/MMBTU	Fair Value - December 31, 2017
Natural Gas					Asset (Liability)
Fixed price swaps
	NYMEX-Henry Hub	April-Oct 2018	380,000	$2.97		$15,419
Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Floor Price ($/MMBTU)	Ceiling Price ($/MMBTU)	Fair Value - December 31, 2017
Collars
	NYMEX-Henry Hub	Jan-Mar 2018	40,000	$3.23	$3.54	$1,446

Subsequent to December 31, 2017 and through February 15, 2018, the Company has entered into the following open commodity derivative contracts to manage commodity price risk.

Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Average Price/MMBTU
Natural Gas
Fixed price swaps	NYMEX-Henry Hub	April-Oct 2018	390,000	$2.79
	NYMEX-Henry Hub	Nov-Dec 2018	400,000	$2.88
	NYMEX-Henry Hub	Jan-Mar 2019	200,000	$2.91

Type	Commodity Reference Price	Remaining Contract Period	Volume/ MMBTU/day	Average Differential/MMBTU
Natural Gas
Basis Swap Contracts(1)
	NW Rockies Basis Swap	Mar-Dec 2018	30,000	$(0.58)
	NW Rockies Basis Swap	April-Oct 2018	140,000	$(0.62)

Type	Commodity Reference Price	Remaining Contract Period	Volume/ Bbls/day	Average Price/Bbls
Crude Oil
Fixed price swaps	NYMEX-WTI	Feb-Dec 2018	2,000	$62.17
	NYMEX-WTI	Mar-Dec 2018	2,000	$57.43
(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
Commodity Derivatives:	2017	2016	2015
Realized gain on commodity derivatives-natural gas (1)	$11,446	$—	$146,801
Unrealized gain (loss) on commodity derivatives (1)	16,966	—	(104,190)
Total gain on commodity derivatives	$28,412	$—	$42,611

(1)	Included in gain on commodity derivatives in the Consolidated Statements of Operations.

8.	FAIR VALUE MEASUREMENTS:

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$16,865	$—	$16,865

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

	December 31, 2017		December 31, 2016 (1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan, secured due 2024	$975,000	$975,000	$—	$—
6.875% Senior, unsecured Notes, due 2022	700,000	701,750	—	—
7.125% Senior, unsecured Notes, due 2025	500,000	505,000	—	—
Credit Agreement, secured	—	—	—	—
7.31% Notes due March 2016, issued 2009	—	—	62,000	64,266
4.98% Notes due January 2017, issued 2010	—	—	116,000	123,967
5.92% Notes due March 2018, issued 2008	—	—	200,000	224,025
5.75% Notes due December 2018, issued 2013	—	—	450,000	465,630
7.77% Notes due March 2019, issued 2009	—	—	173,000	204,854
5.50% Notes due January 2020, issued 2010	—	—	207,000	233,932
4.51% Notes due October 2020, issued 2010	—	—	315,000	337,528
5.60% Notes due January 2022, issued 2010	—	—	87,000	99,983
4.66% Notes due October 2022, issued 2010	—	—	35,000	38,225
6.125% Notes due October 2024, issued 2014	—	—	850,000	893,325
5.85% Notes due January 2025, issued 2010	—	—	90,000	106,299
4.91% Notes due October 2025, issued 2010	—	—	175,000	193,665
Credit Facility due October 2016	—	—	999,000	999,000
	$2,175,000	$2,181,750	$3,759,000	$3,984,699

(1)	At December 31, 2016, the debt included in the table above is a component of liabilities subject to compromise in our Consolidated Balance Sheets. See Note 1.

9.	INCOME TAXES:

Income (loss) before income tax benefit is as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$(197,136)	$134,959	$(3,249,590)
Foreign	360,982	(79,462)	37,966
Total	$163,846	$55,497	$(3,211,624)

The consolidated income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Current tax:
U.S. federal, state and local	$(13,296)	$(72)	$—
Foreign	2	(583)	(3,414)
Total current tax (benefit)	(13,294)	(655)	(3,414)
Deferred tax:
Foreign	—	1	(990)
Total deferred tax (benefit) expense	—	1	(990)
Total income tax (benefit)	$(13,294)	$(654)	$(4,404)

The income tax provision (benefit) from continuing operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Income tax provision (benefit) computed at the U.S. statutory rate	$57,346	$19,424	$(1,124,069)
State income tax (benefit) provision net of federal effect	(25,519)	(2,335)	(12,998)
Valuation allowance	(562,491)	(31,083)	1,147,619
Tax effect of rate change	463,113	—	12,898
Sale of Pennsylvania assets	130,552	—	0
Foreign rate differential	(3,150)	17,388	(26,740)
Reorganization items	(78,549)	—	—
Other, net	5,404	(4,048)	(1,114)
Total income tax (benefit)	$(13,294)	$(654)	$(4,404)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Property and equipment	181,524	603,045
Deferred gain	22,256	40,867
U.S. federal tax credit carryforwards	987	15,967
U.S. net operating loss carryforwards	450,623	428,212
U.S. state net operating loss carryforwards	4,038	71,323
Non-U.S. net operating loss carryforwards	6,556	30,211
Asset retirement obligations	36,624	55,700
Liabilities subject to compromise-contract settlement	—	59,166
Incentive compensation/other, net	8,308	16,088
	710,916	1,320,579
Valuation allowance	(707,348)	(1,270,935)
Net deferred tax assets	$3,568	$49,644
Deferred tax liabilities:
Derivative instruments, net	3,568	—
Liabilities subject to compromise-interest	—	35,498
Liabilities subject to compromise-interest (non-U.S.)	—	14,146
Other — non-US	—	—
Net tax liabilities	$3,568	$49,644
Net tax asset	$—	$—

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

At December 31, 2017 and 2016, the Company recorded a valuation allowance against certain deferred tax assets of $0.7 billion and $1.3 billion, respectively. Some or all of this valuation allowance may be reversed in future periods if future taxable income of the appropriate character is available to recognize certain deferred tax assets.

The Company has a U.S. federal tax net operating loss carryforward of $2.1 billion which will be carried forward to offset taxable income generated in future years, and if unutilized, will expire between 2033 and 2037. The Company has Utah state tax net operating loss carry forwards of $102.2 million which will expire between 2033 and 2037. The Company has immaterial Canadian Federal and Provincial and U.S. State tax net operating loss carry forwards in which minimal or no oil and gas operations exist. The ownership change that occurred as a result of the Company’s chapter 11 restructuring did not significantly impair the ability to utilize the net operating loss carryforwards to offset future taxable income. Without regard to the recorded valuation allowance, if the Company experiences an additional ownership change as determined under Section 382 of the Internal Revenue Code, our ability to utilize our substantial net operating loss carryforwards and other tax attributes may be limited, if we can use them at all.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2017.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not incurred any interest or penalties associated with unrecognized tax benefits.

The Company files a consolidated federal income tax return in the United States federal jurisdiction and various combined, consolidated, unitary, and separate filings in several states, and international jurisdictions. With certain exceptions, the income tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions in which the Company has business activity. The Company has been notified that Canada intends to audit tax years 2015 and 2016.  Management does not expect the results of the audit to materially impact the Company’s financial statements.

The undistributed earnings of the Company’s U.S. subsidiaries are considered to be indefinitely invested outside of Canada. It is not practical to estimate the amount of unrecognized deferred tax liability related to undistributed foreign earnings at this time. No provision for Canadian income taxes and/or withholding taxes has been provided thereon.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Company does not expect any impact on recorded deferred tax balances as the re-measurement of net deferred tax assets will be offset by a change in the valuation allowance. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the Alternative Minimum Tax regime, the limitation on the deductibility of certain expenses, including interest expense, and changes in the way capital costs are recovered. These provisions are not expected to have an immediate effect on the Company.  TCJA did not make significant changes to the Company’s ability to deduct intangible development costs or depletion.  The Company’s significant net operating loss carryforwards generated in 2017 and before are grandfathered under the provisions of TCJA and should not be subject to the limitations imposed by the act.  Further, the elimination of the Alternative Minimum Tax is beneficial because it allows the Company to recover its AMT credit carryforwards in 2018 through 2021.  The amount of this expected benefit has been recorded in the financial statements as of and for the year ended December 31, 2017.

Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, the remeasurement is considered provisional, and further implications of the TCJA may be identified in future periods.

10.    EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code for its employees. Employees may defer 100% of their compensation, subject to limitations. The Company matches all of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $2.4 million, $2.3 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11.    COMMITMENTS AND CONTINGENCIES:

The Plan provides for the treatment of claims against our bankruptcy estates, including claims for prepetition liabilities that have not otherwise been satisfied or addressed before we emerged from chapter 11 proceedings.  As noted in this Annual Report on Form 10-K, the claims resolution process associated with chapter 11 proceedings is on-going, and we expect it to continue for an indefinite period of time.

Indebtedness Claims

Our chapter 11 filings constituted events of default under Ultra Resources’ prepetition debt agreements.  During our bankruptcy proceedings, many holders of this indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid prepetition interest dates, unpaid post-petition interest (including interest at the default rates under the debt agreements), make-whole amounts, and other fees and obligations allegedly arising under the debt agreements.  As previously disclosed, in connection with our emergence from bankruptcy and in accordance with the Plan, all of our obligations with respect to Ultra Resources prepetition indebtedness and the associated debt agreements were cancelled, except to the limited extent expressly set forth in the Plan, and the holders of claims related to the indebtedness received payment in full of allowed claims (including with respect to outstanding principal, unpaid prepetition interest, and certain other prepetition fees and obligations arising under the debt agreements).  In connection with the confirmation and consummation of the Plan, we entered into a stipulation with the claimants pursuant to which we agreed to establish and fund a $400.0 million reserve account after the Effective Date, pending resolution of make-whole and postpetition interest claims.  On April 14, 2017, we funded the account.  Following our emergence from bankruptcy, we continued to dispute the claims made by holders of the Ultra Resources’ indebtedness for certain make-whole amounts and post-petition interest at the default rates provided for in the debt agreements.

On September 22, 2017, the Bankruptcy Court denied the Company’s objection to the pending make-whole and postpetition interest claims.  On October 6, 2017, the Bankruptcy Court entered an order requiring the Company to distribute amounts attributable to the disputed claims to the applicable parties.  Pursuant to the order, on October 12, 2017, $399.0 million was distributed from the Reserve Fund to the parties asserting the make-whole and postpetition interest claims and $1.3 million (the balance remaining after distributions to the parties asserting claims) was returned to the Company.  The disbursement of $399.0 million was comprised of $223.8 million representing the fees owed under the make-whole claims described above, which are included in reorganization items in the Consolidated Statements of Operations and $175.2 million representing the postpetition interest at the default rate, as described above, which is included in interest expense in the Consolidated Statements of Operations.  The Company is appealing the court order denying its objections to these claims, but it is not possible to determine the ultimate disposition of these matters at this time.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under Federal oil and gas leases. ONRR also filed a proof of claim in our bankruptcy proceedings asserting approximately $35.1 million in claims related to these matters. We dispute the preliminary determination and the proof of claim. We have notified ONRR of several matters we believe ONRR may not have considered in preparing the preliminary determination notice, and we continue to be in discussions with ONRR related to these matters. This claim and the preliminary determination notice could ultimately result in us being ordered to pay additional royalty to ONRR for prior, current, and future periods. The Company is not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Oil Sales Contract

On April 29, 2016, the Company received a letter from counsel to Sunoco Partners Marketing & Terminals L.P. (“SPMT”) asserting that (1) the Company had breached, by anticipatory repudiation, a contract for the purchase and sale of crude oil between Ultra Resources and SPMT and (2) the contract was terminated. In the letter, SPMT demanded payment for damages resulting from the breach in the amount of $38.6 million. On August 31, 2016, SPMT filed a proof of claim with the Bankruptcy Court for $16.9 million. On December 13, 2016, we filed an objection to SPMT’s proof of claim, and on December 14, 2016, we filed an adversary proceeding against SPMT related to matters we believe constitute breach of the contract by SPMT during the prepetition period (as amended, the “Sunoco Adversary”). In its April 25, 2017 reply to the Sunoco Adversary complaint, Sunoco asserted a counterclaim for matters addressed in its proof of claim.  Litigation related to this matter is proceeding in the Bankruptcy Court.  At this time, we are not able to determine the likelihood or range of damages owed by or to SPMT, if any, related to this matter, or, if and when such amounts are assessed, whether such amounts would be material.

Operating Lease

During December 2012, the Company sold a system of pipelines and central gathering facilities (the “Pinedale LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming and entered into a long-term, triple net lease agreement (the “Pinedale Lease Agreement”) relating to the use of the Pinedale LGS. The Pinedale Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the Pinedale LGS at the sole discretion of the Company. Annual rent for the initial term under the Pinedale Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. The Company currently projects that lease payments related to the Pinedale Lease Agreement will total approximately $213.2 million.

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

Office space lease

The Company maintains office space in Colorado, Texas, Wyoming and Utah with total remaining commitments for office leases of $5.7 million at December 31, 2017; ($1.4 million in 2018; $1.3 million in 2019; $1.3 million in 2020; $1.1 million in 2021; and $0.6 million in 2022 with the remainder due beyond five years).

During the years ended December 31, 2017, 2016 and 2015, the Company recognized expense associated with its office leases in the amount of $1.6 million, $1.5 million, and $1.3 million, respectively.

Delivery Commitments

With respect to the Company’s natural gas production, from time to time the Company enters into transactions to deliver specified quantities of gas to its customers. As of February 9, 2018, the Company has long-term natural gas delivery commitments of 12.6 MMMBtu in 2019 under existing agreements. As of February 9, 2018, the Company has long-term crude oil delivery commitments of 1.7 MMBbls in 2018 and 0.3 MMBbls in 2019 under existing agreements. None of these commitments require the Company to deliver gas or oil produced specifically from any of the Company’s properties, and all of these commitments are priced on a floating basis with reference to an index price. In addition, none of the Company’s reserves are subject to any priorities or curtailments that may affect quantities delivered to its customers, any priority allocations or price limitations imposed by federal or state regulatory agencies or any other factors beyond the Company’s control that may affect its ability to meet its contractual obligations other than those discussed in Item 1A. “Risk Factors”. If for some reason our production is not sufficient to satisfy these commitments, subject to the availability of capital, we could purchase volumes in the market or make other arrangements to satisfy the commitments.

Other Claims

The Company is party to disputes with respect to overriding royalty interests in certain of our operated leases in Pinedale, Wyoming. At this time, no determination of the outcome of these claims can be made, and as no damage claim amount has been asserted by the claimants, we cannot reasonably estimate the potential impact of these claims. We are defending these cases vigorously, and expect these claims to be resolved in our chapter 11 proceedings. The Company is currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position or results of operations.

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

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or oil sales, nor derivative settlements at December 31, 2017.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2017, the Company had no single customer that represented more than 10% of its total revenues.

13.	SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to December 31, 2017 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below:

Leadership Changes

On January 30, 2018, the Company announced the retirement of Mr. Michael D. Watford from his roles as President, Chief Executive Officer and Chairman of the Board of Directors of the Company, effective February 28, 2018. The Company concurrently announced the appointment of Brad Johnson, who has served the Company as Senior Vice President, Operations since April 2014, as interim Chief Executive Officer and a director of the Board effective February 28, 2018. The Board has not approved and the Company has not entered into any new compensation arrangements with Mr. Johnson as of the date of this Annual Report on Form 10-K.

On January 30, 2018, the Company also announced that, pursuant to the Cooperation Agreement described below, effective February 28, 2018, Dr. W. Charles Helton and Mr. Roger A. Brown will resign from their positions on the Board and that Evan Lederman, an investment professional with Fir Tree Capital Management LP (“Fir Tree”), and another individual to be selected and identified based on the terms and conditions of the Cooperation Agreement (collectively, the “New Directors”) would be appointed to the Board. No changes to the composition of committees of the Board or any compensation arrangements with the New Directors have been approved by the Board or entered into by the Company as of the date of this Annual Report on Form 10-K.

Cooperation Agreement with Fir Tree

On January 30, 2018, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Fir Tree Capital Management LP (“Fir Tree”) regarding the membership and composition of the Company’s Board of Directors and related matters. Pursuant to the Cooperation Agreement, effective February 28, 2018, the Company has appointed Mr. Lederman to the Board of Directors to fill the vacancy resulting from Dr. Helton’s resignation from the Board (as discussed above). In addition, the Company will also appoint the other New Director to the Board of Directors to fill the vacancy resulting from Mr. Brown’s resignation from the Board (as discussed above) once such individual has been selected and identified as contemplated in the Cooperation Agreement. Pursuant to the Cooperation Agreement, the Company has also agreed that Fir Tree may replace either New Director in the event either New Director resigns or can no longer serve on the Board due to death, disability or other reasons prior to the later of (x) April 12, 2019 and (y) the date on which such New Director is next up for election at a meeting of the Company’s shareholders, subject to such candidate meeting certain criteria as set forth in the Cooperation Agreement. In addition, pursuant to the Cooperation Agreement, Fir Tree has agreed to abide by certain standstill provisions during a standstill period (the “Standstill Period”) ending on the Standstill End Date. In the Cooperation Agreement, “Standstill End Date” means (i) if the Company shall have delivered to Fir Tree no later than thirty calendar days prior to the deadline for submission for nominations for election to the Board at the 2019 annual meeting of shareholders a written confirmation that the New Directors (or their respective replacements or proposed replacements) will be nominated for election to the Board at the 2019 annual meeting of shareholders of the Company, the earlier of (a) fifteen calendar days prior to the deadline for submission of nominations for election to the Board at the 2020 annual meeting of shareholders of the Company pursuant to the Company’s Amended and Restated Bylaw No. 1 and (b) April 19, 2020; or (ii) if the Company shall have failed to deliver the written confirmation pursuant to clause (i) of this definition, the earlier of (c) fifteen calendar days prior to the deadline for submission for nominations for election to the Board at the 2019 annual meeting of shareholders of the Company and (d) April 19, 2019. Pursuant to the Cooperation Agreement, Fir Tree has agreed to vote its shares of the Company’s common stock in favor of the Company’s nominees and other proposals at each Annual Meeting during the Standstill Period, subject to certain limited exceptions set forth in the Cooperation Agreement.

Separation Agreement

In connection with his resignation from his positions as Chairman of the Board of Directors and President and Chief Executive Officer of the Company, Mr. Michael D. Watford and the Company entered into a Separation and Release Agreement (the “Separation Agreement”) dated and effective as of February 23, 2018. The release portion of the Separation Agreement will be executed by Mr. Watford and the Company following the conclusion of his employment with the Company on February 28, 2018, and will be fully effective on March 8th, 2018 provided that Mr. Watford does not revoke his acceptance thereof prior to such date. As set forth in and pursuant to the Separation Agreement, the Company will pay Mr. Watford the severance payments and benefits specified in the Employment Agreement dated as of November 6, 2017 between Mr. Watford and the Company, which was filed on November 9, 2017 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2017. These payments and benefits are comprised of certain accrued amounts, including Mr. Watford’s base salary through February 28, 2018, a cash severance payment in the amount of $3,762,950, and the vesting and delivery of 1,226,102 shares of common stock in the Company. In addition, the Company will make available to Mr. Watford, at the Company’s expense, continued participation in the Company’s welfare benefits plans, including disability, life and health insurance for a period of up to 24 months following February 28, 2018.

The foregoing description of the Separation Agreement is a summary, is not complete and is qualified in its entirety by reference to the Separation Agreement, which is filed as Exhibit 10.16 to this Annual Report on Form 10-K.

14.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$220,958	$212,657	$217,631	$240,627	$891,873
Gain (loss) on commodity derivatives	(13,218)	20,717	4,650	16,263	28,412
Operating expenses	104,227	134,393	122,394	132,574	493,588
Other income (expense), net:
Interest expense	(85,447)	(29,425)	(210,107)	(36,388)	(361,367)
Contract settlement	(52,707)	—	—	—	(52,707)
Other income (expense), net	2,491	2,665	2,730	2,430	10,316
Total other (expense) income, net	(135,663)	(26,760)	(207,377)	(33,958)	(403,758)
Reorganization items, net	(57,546)	426,816	(227,123)	(1,240)	140,907
Income (loss) before income tax provision (benefit)	(89,696)	499,037	(334,613)	89,118	163,846
Income tax provision (benefit)	2	—	(6,886)	(6,410)	(13,294)
Net (loss) income	$(89,698)	$499,037	$(327,727)	$95,528	$177,140
Net income (loss) per common share — basic	$(1.12)	$2.76	$(1.67)	$0.49	$1.08
Net income (loss) per common share — fully diluted	$(1.12)	$2.76	$(1.67)	$0.49	$1.08

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$159,386	$146,591	$199,253	$215,861	$721,091
Operating expenses	126,868	94,746	99,788	99,313	420,715
Other income (expense), net:
Interest expense (excludes contractual interest expense of $141.5 million for the year ended December 31, 2016)	(49,903)	(16,662)	—	—	(66,565)
Restructuring expenses	(5,579)	(1,569)	(28)	—	(7,176)
Contract settlement	—	—	—	(131,106)	(131,106)
Other income (expense), net	943	2,411	2,124	1,993	7,471
Total other (expense) income, net	(54,539)	(15,820)	2,096	(129,113)	(197,376)
Reorganization items, net	—	(22,183)	(3,109)	(22,211)	(47,503)
Income (loss) before income tax (benefit) provision	(22,021)	13,842	98,452	(34,776)	55,497
Income tax (benefit) provision	(190)	(160)	45	(349)	(654)
Net (loss) income	$(21,831)	$14,002	$98,407	$(34,427)	$56,151
Net income (loss) per common share — basic	$(0.27)	$0.18	$1.23	$(0.43)	$0.70
Net income (loss) per common share — fully diluted	$(0.27)	$0.17	$1.22	$(0.43)	$0.70

15.	DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with FASB ASC Topic 932, Oil and Gas Reserve Estimation and Disclosures:

A.     OIL AND GAS RESERVES:

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. The Senior Director — Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering and is a licensed Professional Engineer with over 15 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

The estimates of proved reserves and future net revenue as of December 31, 2017, are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

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

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the year ended December 31, 2017, 2016 and 2015 in this annual report.

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

The following unaudited tables as of December 31, 2017, 2016 and 2015 reflect estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2017, 2016 and 2015. All such reserves are located in the Green River Basin in Wyoming and the Uinta Basin in Utah for the year ended December 31, 2017 and in Green River Basin in Wyoming, the Appalachian Basin in Pennsylvania and the Uinta Basin in Utah for the years ended December 31, 2016 and 2015.

B.    ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)
Reserves, December 31, 2014	67,766	4,831,194	21,993
Extensions, discoveries and additions	166	17,415	3
Sales	—	—	—
Acquisitions	—	—	—
Production	(3,533)	(268,954)	—
Revisions	(42,224)	(2,243,375)	(12,156)
Reserves, December 31, 2015	22,175	2,336,280	9,840
Extensions, discoveries and additions	3,519	251,634	530
Sales	—	—	—
Acquisitions	—	—	—
Production	(2,912)	(264,278)	—
Revisions	(1,307)	(2,023)	(467)
Reserves, December 31, 2016	21,475	2,321,613	9,903
Extensions, discoveries and additions	1,117	50,312	—
Sales	—	(89,315)	—
Acquisitions	153	22,400	—
Production	(2,775)	(260,009)	—
Revisions	7,148	910,991	(9,832)
Reserves, December 31, 2017	27,118	2,955,992	71

	United States
	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)
Proved:
Developed	28,481	2,245,004	9,118
Undeveloped	39,285	2,586,190	12,875
Total Proved — 2014	67,766	4,831,194	21,993
Developed	22,175	2,336,280	9,840
Undeveloped	—	—	—
Total Proved — 2015	22,175	2,336,280	9,840
Developed	21,475	2,321,613	9,903
Undeveloped	—	—	—
Total Proved — 2016	21,475	2,321,613	9,903
Developed	21,652	2,261,289	71
Undeveloped	5,466	694,703	—
Total Proved — 2017	27,118	2,955,992	71

Changes in proved developed reserves:    During 2017, substantially all of the changes were attributable to wells drilled in 2017.

Changes in proved undeveloped reserves:   As of December 31, 2016 and 2015, the Company did not include PUD reserves in its total proved reserve estimates due to uncertainty regarding its ability to continue as a going concern and the availability of capital that would be required to develop the PUD reserves.  Upon emergence from chapter 11 proceedings the Company began recognizing PUDs as the substantial doubt regarding the Company’s ability to continue as a going concern had been alleviated.  The changes to the Company’s proved undeveloped reserves (PUDs) during 2017 include the addition of PUDs associated with the current development plan.  As there were no PUDs recognized at December 31, 2016, there are no additions, transfers or conversions to record.  The Company’s year-end development plans and associated PUDs are consistent with SEC guidelines for PUD development within five years.  The Company annually reviews all PUDs to ensure an appropriate development plan exists.

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

NGLs:    During 2014, the Company acquired contracts related to NGLs providing an annual election to process NGLs beginning in 2017. During 2017, the Company renegotiated its existing gas processing contracts in Wyoming. The new gas processing contracts are keep-whole contracts in which the Company shares in the economic benefit of processing and accordingly does not include the NGL volumes in its reserves.

C.    STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved reserves. Natural gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2017, 2016 and 2015 was $2.59, $2.07 and $2.21 per Mcf, respectively, for natural gas, and $48.05, $37.90 and $42.36 per barrel, respectively, for oil and condensate. During 2014, the Company acquired contracts related to NGLs providing an annual election to process NGLs beginning in 2017. During 2017, the Company renegotiated its existing gas processing contracts in Wyoming. The new gas processing contracts are keep-whole contracts in which the Company shares in the economic benefit of processing and accordingly does not include the NGL volumes in its reserves. For 2016, and 2015 the average sales price utilized for purposes of estimating the Company’s proved reserves and future net revenues associated with NGLs was $19.17 and $20.61 per barrel, respectively. The prices utilized in the reserve report are based upon the average of prices in effect on the first day of the month for the preceding twelve-month period.

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

	As of December 31,
	2017	2016	2015
Future cash inflows	$8,965,949	$5,812,234	$6,312,095
Future production costs	(3,587,581)	(2,665,082)	(3,006,265)
Future development costs	(1,001,024)	(355,923)	(358,848)
Future income taxes	—	—	—
Future net cash flows	4,377,344	2,791,229	2,946,982
Discount at 10%	(1,993,016)	(1,100,283)	(1,081,333)
Standardized measure of discounted future net cash flows	$2,384,328	$1,690,946	$1,865,649

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

D.    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31,
	2017	2016	2015
Standardized measure, beginning	$1,690,946	$1,865,649	$5,233,483
Net revisions of previous quantity estimates	840,505	(9,623)	(2,126,998)
Extensions, discoveries and other changes	53,549	209,603	15,254
Sales of reserves in place	(83,887)	—	—
Acquisition of reserves	21,903	—	—
Changes in future development costs	(329,635)	11,556	1,618,068
Sales of oil and gas, net of production costs	(589,621)	(454,725)	(550,879)
Net change in prices and production costs	572,224	(72,939)	(6,996,416)
Development costs incurred during the period that reduce future development costs	8,007	22,523	548,112
Accretion of discount	169,095	186,565	709,736
Net changes in production rates and other	31,242	(67,663)	1,551,413
Net change in income taxes	—	—	1,863,876
Aggregate changes	693,382	(174,703)	(3,367,834)
Standardized measure, ending	$2,384,328	$1,690,946	$1,865,649

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

E.    COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2017	2016	2015
United States
Property Acquisitions:
Unproved	$1,399	$983	$13,845
Proved	9,147	—	—
Exploration*	510,710	224,277	18,164
Development	35,934	44,300	461,458
Total	$557,190	$269,560	$493,467

*	Exploration costs (as defined in Regulation S-X) includes costs spent on development of unproved reserves in the Pinedale Field.

F.    RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2017	2016	2015
United States
Oil and gas revenue	$891,873	$721,091	$839,111
Production expenses	(292,095)	(266,366)	(288,231)
Depletion and depreciation	(161,945)	(125,121)	(401,200)
Ceiling test and other impairments	—	—	(3,144,899)
Income tax benefit (expense)	(168,355)	83,112	(9,841)
Total	$269,478	$412,716	$(3,005,060)

G.    CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2017	2016
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$11,215,563	$10,752,642
Less: accumulated depletion, depreciation and amortization	(9,890,495)	(9,742,176)
	$1,325,068	$1,010,466

16.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the financial statements of Ultra Petroleum Corp. (the “Parent Company”), which are included to provide additional information with respect to the Parent Company’s results of operations, financial position and cash flows on a stand-alone basis:

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
General and administrative expense	$428	$650	$308
Other income (expense):
Interest expense (excludes contractual interest expense of $52.4 million for the year ended December 31, 2016)	(71,876)	(26,590)	(81,069)
Income (loss) from unconsolidated affiliates	(183,840)	157,450	(3,152,078)
Guarantee fee income	—	6,073	23,029
Other expense	90	(64,888)	(1,684)
Reorganization items, net	433,196	(15,827)	—
Income (loss) before income taxes	177,142	55,568	(3,212,110)
Income tax provision (benefit)	2	(583)	(4,890)
Net income (loss)	$177,140	$56,151	$(3,207,220)

CONDENSED BALANCE SHEET

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$803	$3,009
Accounts receivable from related companies	29,940	29,939
Other current assets	—	2,100
Total current assets	30,743	35,048
Other non-current assets	—	—
Total assets	$30,743	$35,048
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued and other current liabilities	$21	$47
Total current liabilities	21	47
Advances from unconsolidated affiliates	1,185,359	1,623,414
Total liabilities not subject to compromise	1,185,380	1,623,461
Liabilities subject to compromise	—	1,339,739
Total shareholders’ deficit	(1,154,637)	(2,928,152)
Total liabilities and shareholders’ equity	$30,743	$35,048

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) operating activities	$(2,206)	$(21,309)	$(101,277)
Investing Activities:
Investment in subsidiaries	(588,677)	—	—
Dividends received	—	24,089	96,297
Net cash (used in) provided by investing activities	(588,677)	24,089	96,297
Financing activities:
Deferred financing costs	—	—	6
Shares issued	573,774	—	—
Repurchased shares/net share settlements	14,903	43	—
Shares re-issued from treasury	—	(337)	4,725
Net cash provided by (used in) financing activities	588,677	(294)	4,731
(Decrease) increase in cash during the period	(2,206)	2,486	(249)
Cash and cash equivalents, beginning of period	3,009	523	772
Cash and cash equivalents, end of period	$803	$3,009	$523

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 54 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this report. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.

As previously disclosed, on January 30, 2018, the Company announced the retirement of Michael D. Watford, the Company’s President and Chief Executive Officer, from his roles at the Company, and his resignation from his role as Chairman of the Board, which such retirement and resignation will become effective as of the close of business on February 28, 2018. In connection with his retirement and resignation, Mr. Watford and the Company entered into a Separation and Release Agreement dated and effective as of February 23, 2018 (the “Separation Agreement”). The release portion of the Separation Agreement will be executed by Mr. Watford and the Company following the conclusion of his employment with the Company at the close of business on February 28, 2018, and will be fully effective on March 8, 2018, provided that Mr. Watford does not revoke his acceptance thereof prior to such date. Pursuant to the Separation Agreement, the Company will pay Mr. Watford the severance payments and benefits specified in the Employment Agreement dated as of November 6, 2017 between Mr. Watford and the Company, which was filed on November 9, 2017 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. These payments and benefits are comprised of certain accrued amounts, including Mr. Watford’s base salary through February 28, 2018, a cash severance payment in the amount of approximately $3.76 million, and the vesting and delivery of 1,226,102 shares of our common stock. In addition, the Company will make available to Mr. Watford, at the Company’s expense, continued participation in the Company’s welfare benefits plans, including disability, life and health insurance for a period of up to 24 months following February 28, 2018. This summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10.17 hereto and is incorporated herein by reference.

As previously disclosed, on January 29, 2018, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Fir Tree Capital Management LP (“Fir Tree”) regarding the membership and composition of the Board and related matters, which was filed on January 30, 2018 as Exhibit 10.1 to the Company’s Current Report on Form 8-K.

As contemplated in the Cooperation Agreement, each of the following events will occur and become effective upon the close of business on February 28, 2018: the resignation of Mr. Watford from his positions as the Company’s President, Chief Executive Officer and Chairman of the Board; the appointment of Brad Johnson, the Company’s Senior Vice President, Operations, to the position of interim Chief Executive Officer of the Company and as a director of the Board to fill the vacancy resulting from Mr. Watford’s resignation from his position as a director of the Board; the resignation of Dr. Wm. Charles Helton from his position as the Lead Independent Director of the Board, as the chairman of the Company’s Compensation Committee, and as a member of the Company’s Audit Committee and Nominating and Corporate Governance Committee; the appointment of Evan S. Lederman, a Fir Tree investment professional, as a director of the Board to fill the vacancy resulting from Dr. Helton’s resignation from the Board; the resignation of Roger A. Brown from his position as a director of the Board, as the chairman of the Company’s Nominating and Corporate Governance Committee, and as a member of the Company’s Audit Committee and Compensation Committee; the appointment of Edward Andrew Scoggins, Jr. as a director and independent member of the Board to fill the vacancy resulting from Mr. Brown’s resignation from the Board. Messrs. Lederman and Scoggins will serve on the Board until the later of (i) April 12, 2019 and (ii) the date on which they are next up for election at the 2019 annual meeting of the Company’s shareholders. Except as noted above with respect to the resignations of Dr. Helton and Mr. Brown, no changes to the composition of the Board committees nor any compensation arrangements with Messrs. Lederman or Scoggins were approved by the Board as of the date hereof.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2017.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2017.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2017.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2017.

Part IV

Item 15.     Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.  Financial Statements:     See Item 8.

2.  Financial Statement Schedules:     None.

add3.  Index to Exhibits.   The following documents are included as exhibits to this Form 10-K.  Exhibits incorporated by reference are duly noted as such.

Exhibit Number	Description

2.1

Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Amended and Restated By-Law No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2

Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee.  (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017.

10.1

Senior Secured Term Loan Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources Inc., as borrower, Barclays Bank PLC, as administrative agent and the lenders and other parties party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.2

Credit Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.3

First Amendment to Credit Agreement dated as of June 6, 2017, among Ultra Resources Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 12, 2017)

10.4

Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory thereto, as grantors, and Bank of Montreal, as collateral agent. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017)

10.5

Registration Rights Agreement dated as of April 12, 2017 by and among Ultra Petroleum Corp. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

10.6

Sale and Purchase Agreement dated October 18, 2013 between Axia Energy, LLC and UPL Three Rivers Holdings, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on October 24, 2013).

10.7

Purchase and Sale Agreement dated August 13, 2014 between Ultra Petroleum Corp. and SWEPI LP (incorporated by reference from Exhibit 1.1 of the Company’s Report on Form 8-K filed with the SEC on August 19, 2014).

Exhibit Number	Description

10.8	Ultra Petroleum Corp. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.9	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.10

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

10.11	Employment Agreement of Michael D. Watford dated November 6, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.12	Employment Agreement of Garland R. Shaw dated November 6, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.13	Employment Agreement of Brad Johnson dated November 6, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.14	Employment Agreement of Kent Rogers dated November 6, 2017 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.15	Employment Agreement of Patrick Ash dated November 6, 2017 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.16	Employment Agreement of Garrett B. Smith dated November 6, 2017 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

*10.17	Separation Agreement among Ultra Petroleum Corp. and Michael D. Watford dated February 23, 2018.

*21.1	List of Subsidiaries of Ultra Petroleum Corp.

*23.2	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2017.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Michael D. Watford
Name: Michael D. Watford
Title: Chairman of the Board,
Chief Executive Officer, and President

Date: February 28, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Watford Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 28, 2018

/s/ Garland R. Shaw Garland R. Shaw	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2018

/s/ Maree K. Delgado Maree K. Delgado	Corporate Controller (principal accounting officer)	February 28, 2018

/s/ W. Charles Helton W. Charles Helton	Director	February 28, 2018

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	February 28, 2018

/s/ Roger A. Brown Roger A. Brown	Director	February 28, 2018

/s/ Michael J. Keeffe Michael J. Keeffe	Director	February 28, 2018

/s/ Neal P. Goldman Neal P. Goldman	Director	February 28, 2018

/s/ Alan J. Mintz Alan J. Mintz	Director	February 28, 2018