Form 10-K/A
period 2017-12-31
ULTRA PETROLEUM CORP
filed 2018-04-27
CIK 1022646

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,130,019,725 as of June 30, 2017 (based on the last reported sales price of $10.85 of such stock on the NASDAQ Global Select Market on such date).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☑        NO ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of April 20, 2018 was 197,053,583.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Ultra Petroleum Corp. (“we,” “us,” “our,” “Ultra,” “Ultra Petroleum,” or the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2017 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on February 28, 2018. In the Original Filing, the Company indicated its intention to incorporate by reference the information required by Part III in Form 10-K from the definitive proxy statement it anticipated filing with the Commission prior to the annual meeting of shareholders it anticipated holding at that time. The Company no longer anticipates filing a definitive proxy statement with the Commission before 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the Company is now filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) solely to disclose the Part III information and update Item 15 of Part IV.

This Amended Filing does not change, update or supplement the previously reported financial statements or any of the other disclosures contained in Part I and Part II of the Original Filing, except to the extent expressly set forth in this Amended Filing.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

The names, ages and positions of the members of the Company’s board of directors (the “Board”) and the Company’s executive officers, together with certain information concerning each of them as of April 20, 2018 is set forth below.  Please refer to the “Beneficial Ownership of Securities – Security Ownership of Certain Beneficial Owners and Management” table for a summary of the number of common shares owned by those of our current directors and executive officers who held their positions as of April 20, 2018.

Our Board consists of the seven members described below, who are one class of directors. Each of our current directors will serve on the Board until they are next up for election at the 2019 annual meeting of the Company’s shareholders.  With respect to our executive officers, each executive officer has been appointed to serve based on their respective employment agreements with the Company.  See Compensation Discussion and Analysis for additional details.

There are no family relationships among any of our directors and executive officers.  Certain of our executive officers served as officers of the Company prior to and during its chapter 11 proceedings.

Name	Age	Position with Company	Position Since
Evan S. Lederman	38	Chairman of the Board	2018
Neal P. Goldman	48	Director	2017
Michael J. Keeffe	66	Director	2012
Stephen J. McDaniel	56	Director	2006
Alan J. Mintz	56	Director	2017
Edward A. Scoggins, Jr.	38	Director	2018
Brad Johnson	46	Interim Chief Executive Officer, Director	2018
Garland R. Shaw	55	Senior Vice President and Chief Financial Officer	2014
Kent Rogers	61	Vice President, Drilling and Completion	2012
Garrett B. Smith	45	Vice President, General Counsel and Corporate Secretary	2016

Current Directors and Officers

Mr. Evan S. Lederman was appointed Chairman of our Board in 2018. Mr. Lederman is a Managing Director, Co-Head of Restructuring, and a Partner on the Investment Team at Fir Tree Partners.  Mr. Lederman focuses on the funds distressed credit and special situation investment strategies, including co-managing its energy restructuring initiatives. Prior to joining Fir Tree Partners in 2011, Mr. Lederman worked in the Business Finance and Restructuring groups at Weil, Gotshal & Manges LLP and Cravath, Swaine & Moore LLP. In addition to Ultra Petroleum, Mr. Lederman is currently a member of the board, in his capacity as a Fir Tree Partners employee, of LINN Energy, Inc. (Chairman), Amplify Energy Corp. (formally Memorial Production Partners), New Emerald Energy LLC, Roan Resources LLC, and Deer Finance, LLC. Mr. Lederman received a J.D. degree with honors from New York University School of Law and a B.A., magna cum laude, from New York University. The Board believes Mr. Lederman is a valuable member of the Board and that he is highly qualified to be our Chairman because of the strategic and analytical experience and expertise he has developed as a result of his extensive directorship, finance, and investment experience with oil and gas exploration and production companies.

Mr. Neal P. Goldman has been a director on our Board since 2017.  Mr. Goldman is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, turnaround consulting, strategic planning, and special situation investments. Mr. Goldman was a Managing Director at Och Ziff Capital Management, L.P. from 2014 to 2016 and a Founding Partner of Brigade Capital Management, LLC from July 2007 to 2012, which he helped build to over $12 billion in assets under management. Prior to this, Mr. Goldman was a Portfolio Manager at Mackay Shields, LLC and also held various positions at Salomon Brothers Inc., both as a mergers and acquisitions banker and as an investor in the high yield trading group. Throughout his career, Mr. Goldman has held numerous board representations including roles as an independent member of the boards of directors of Lightsquared, Inc., Pimco Income Strategy Fund I & II, and Catalyst Paper Corporation as well as a member of the boards of directors of Jacuzzi Brands and NII Holdings, Inc.  Mr. Goldman currently serves as Chairman of the Board of Stone Energy Corporation, and is a member of the Board of Midstates Petroleum Company and Ditech Holding Corporation.  Mr. Goldman received a B.A. from the University of Michigan and a M.B.A. from the University of Illinois. We believe Mr. Goldman’s extensive financial expertise and experience in representing public and private companies in complex financial situations brings important experience and skill to our Board of Directors and makes him highly qualified to chair our Compensation Committee.

Mr. Michael J. Keeffe has been a director on our Board since 2012. Prior to his retirement in 2011, Mr. Keeffe was a Senior Audit Partner with Deloitte & Touche LLP. He has 35 years of public accounting experience at Deloitte & Touche directing financial statement audits of public companies, principally in the oil field service and engineering and construction industries, most with significant international operations. He also served as a senior risk management and quality assurance partner in the firm’s consultation network. He is a Certified Public Accountant and holds a Bachelor of Arts and a Master of Business Administration from Tulane University. Mr. Keeffe currently serves on the Board of Gulf Island Fabrication, Inc. (NASDAQ: GIFI). The Board believes Mr. Keeffe is a valuable member of the Board and that he is highly qualified to chair our Audit Committee because of his extensive accounting and financial expertise in our industry and related industries.

Mr. Stephen J. McDaniel has been a director on our Board since 2006. Mr. McDaniel also previously served as a director of Midstates Petroleum Company, Inc. (NYSE MKT: MPO), where he was previously President and Chief Executive Officer and non-executive Chairman. Since 2013, Mr. McDaniel has served on the Executive Board of the Lone Star Chapter of Big Brothers Big Sisters. His previous experience included approximately ten years of oil and gas investment banking, the majority of which was with Merrill Lynch where he held the position of Managing Director. He began his career with Conoco in 1983 where he held a variety of engineering, operations, and business development positions. We value Mr. McDaniel’s participation on our Board because of his significant oil and gas managerial and operational experience, his energy investment banking background, and his financial expertise.

Mr. Alan J. Mintz has been a director on our Board since 2017. He is a Managing Principal of Stone Lion. Mr. Mintz co-founded Stone Lion in August 2008 and launched the Stone Lion Funds in November 2008. Prior to Stone Lion, Mr. Mintz was employed by Bear Stearns (1997-2008) where he served as a Senior Managing Director, a Global Co-Head of Distressed Debt Trading and Proprietary Investments and the Director of Distressed Research. Mr. Mintz also served as a board member of various Bear Stearns’ portfolio companies. Prior to his employment with Bear Stearns, Mr. Mintz worked at Policano & Manzo (1990-1997) as a Restructuring Advisor, advising creditors and debtors of financially troubled companies. For several years prior to that, he worked in public accounting, beginning his career at Arthur Andersen & Company where he was employed from 1983 until 1989 and was a Senior Manager in the Tax Division. Mr. Mintz received a Bachelor of Science from Boston University in 1983. The Board believes Mr. Mintz is a valuable member of the Board and that he is highly qualified to chair our Nominating Committee because of his extensive analytical, financial, and investment experience, as well as his accounting expertise.

Mr. Edward A. Scoggins was appointed to our Board in 2018. Mr. Scoggins co-founded Millennial Energy Partners in 2012, and currently serves as Managing Partner. Under his leadership, the firm has secured private equity capital in excess of $300 million and directly invested in oil and gas assets through eight investment vehicles. Prior to Millennial, Mr. Scoggins led BG Group plc’s commercial and technical teams from 2008 to 2012 on oil and gas investments in the Haynesville shale, Marcellus shale, British Columbia, Chile, Equatorial Guinea and Trinidad and Tobago. Prior to joining BG, Mr. Scoggins was Strategic Planning Manager and Community and Public Relations Manager with Marathon Oil from 2005 to 2008. Mr. Scoggins began his career with Bechtel Corporation as Project Controls Engineer in Equatorial Guinea, West Africa in 2004. In addition to Ultra Petroleum, Mr. Scoggins is currently a member of the board of Amplify Energy Corp. (formerly Memorial Production Partners), which he joined in 2017. He received his bachelor’s degree in Economics and History from Vanderbilt University in 2002 and earned his Master of Science in Foreign Service (MSFS) degree with a concentration in business and finance from Georgetown University in 2004. We value Mr. Scoggins’ participation on our Board because of his significant financial and investment expertise as well as his managerial and operational experience in the upstream oil and gas exploration and production business.

Mr. Brad Johnson joined Ultra Petroleum in 2008 as Director, Reservoir Engineering and Planning, before being named Vice President, Reservoir Engineering and Development in 2011 and Senior Vice President of Operations in 2014. Effective February 28, 2018, he was promoted to Interim Chief Executive Officer and appointed to our Board of Directors. He has over 20 years of industry experience including operations, engineering, acquisitions, project management and corporate planning. Mr. Johnson has also led multi-disciplinary teams that included engineering, geology, geophysics and land professionals. Prior to joining Ultra, Mr. Johnson was employed by Anadarko Petroleum for 13 years where he served in various engineering and leadership roles in several assets located in onshore North America, shelf and deep-water Gulf of Mexico and in Algeria. Mr. Johnson earned a Bachelor of Science in Petroleum Engineering from Texas A&M University and an M.S. in Petroleum Engineering from the University of Texas. He is a member of the Society of Petroleum Engineers and is a licensed professional engineer in Texas, Colorado, Wyoming and Pennsylvania. The Board believes Mr. Johnson is a valuable member of the Board because of the deep expertise, experience and knowledge he has developed as a result of his work and management of the exploration and development of our Pinedale field assets over more than the past decade.

Mr. Garland R. Shaw joined Ultra Petroleum in 2006 as Corporate Controller, was named Vice President and Controller in 2013, and has been our Senior Vice President and Chief Financial Officer since August 1, 2014. He has over 33 years of experience in the oil and natural gas industry, including accounting, financial analysis, and economic evaluation for large multi-national energy companies, including Petrofina, Total, and BHP Billiton. Mr. Shaw earned an undergraduate degree in Accounting from Oklahoma State University and holds a Master of Business Administration from the University of Dallas. He is a Certified Public Accountant in the state of Texas.

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

SECTION 16(a) – BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common shares and other equity securities.

To our knowledge, based solely on a review of the copies of such Section 16(a) reports furnished to us and written representations that no other reports were required, we believe all reporting obligations of our officers, directors and greater than ten percent shareholders under Section 16(a) were timely satisfied during the year ended December 31, 2017.

CORPORATE GOVERNANCE

Statement of Corporate Governance Practices

We have long believed good corporate governance is important to ensure our business is managed for the long-term benefit of our shareholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and to the practices of other public companies. We also continuously review the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, all new and proposed rules of the SEC and all new and proposed listing and compliance standards of the NASDAQ Global Select Market (“NASDAQ”), and we do and will continuously review the NASDAQ listing and compliance standards.

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

Code of Business Conduct and Ethics. Our Board has adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees. As of the date of this report, our Board has not granted any waivers to the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available free of charge on our website at http://www.ultrapetroleum.com. You may also request a copy of the Code of Business Conduct and Ethics at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120. Any amendments to or waivers of the Code of Conduct and Business Ethics will be disclosed and posted on our website as required by applicable rules or regulations.

Mandate of the Board and Role in Risk Oversight

Our Board of Directors has explicitly acknowledged its responsibility for the management of our business and affairs, and to act with a view to our best interests. The mandate of the Board includes, among other matters: the adoption of a strategic planning process; the assessment of management performance, considering succession planning, and taking responsibility for appointing, training and monitoring senior management; establishing a policy to facilitate communications with shareholders and others involved with us; and addressing the integrity of our internal control and management information systems.

While our full Board of Directors, with input from each of its committees, oversees our management of risks, our management team is responsible for our day-to-day risk management process. Our Audit Committee reviews, with management as well as our internal and external auditors, our business risk management process, including the adequacy of our overall control environment and controls in selected areas representing significant financial and business risk. Our Audit Committee receives reports from management at least quarterly regarding management’s assessment of various risks and considers the impact of risk on our financial position and the adequacy of our risk-related internal controls. In addition, each of the committees of our Board of Directors as well as senior management reports regularly to our full Board regarding risks we face and the steps taken to mitigate those risks.

Our Board of Directors met formally nine times during the fiscal year ended December 31, 2017. During 2017, all directors attended 100% of the Board meetings. Each committee member attended 100% of committee meetings that occurred during 2017.

Board of Directors’ Leadership Structure

The Board of Directors currently has separate roles for the non-executive Chairman of the Board and the Chief Executive Officer.  The Company believes the separation of the two roles allows the Chief Executive Officer to focus on the day-to-day business and operations while allowing the independent Chairman of the Board to lead the board in its fundamental role of providing guidance to and oversight of management.  Further, we believe the separate roles will better align the interests of shareholders and the management team in the Company’s strategic plan going forward.

Communication with the Board of Directors

We have provided our shareholders and other interested parties a direct and open line of communication to our Board: shareholders and other interested persons may communicate with the Chairman of our Audit Committee or with our non-management directors as a group by written communications addressed in care of Corporate Secretary, Ultra Petroleum Corp., 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060. Communications received in accordance with these procedures will be reviewed initially by our senior management and relayed to the appropriate director or directors unless it is determined the communication (i) does not relate to our business or affairs or the functioning or constitution of our Board of Directors or any of its committees; (ii) relates to routine or insignificant matters that do not warrant the attention of the Board; (iii) is an advertisement or other commercial solicitation or communication; (iv) is frivolous or offensive; or (v) is otherwise inappropriate for delivery to directors. Any director who receives such a communication will have discretion to determine whether the subject matter should be brought to the attention of the full Board or one or more of its committees and whether any response to the person sending the communication is appropriate. Any such response will be made only in accordance with applicable law and regulations relating to the disclosure of information. Our Corporate Secretary will retain copies of all communications received pursuant to these procedures for a period of at least one year. The Board of Directors will review the effectiveness of these procedures from time to time and, if appropriate, recommend changes.

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

Audit Committee. The purpose of the Audit Committee is to oversee: the integrity of our financial statements and disclosures; our compliance with legal and regulatory requirements; the qualifications, independence and performance of our independent auditors; the performance of our internal audit function and independent auditors; our internal control systems; and our procedures for monitoring compliance with our Code of Business Conduct and Ethics. The principal function of the Audit Committee is to assist our Board of Directors in the areas of financial reporting and accounting integrity. As such, it meets periodically with the independent auditors and management, including each in executive session. Management is solely responsible for our financial statements and the financial reporting process, including the system of internal controls. Our independent auditors are responsible for expressing an opinion on the conformity of these financial statements, in all material respects, with accounting principles generally accepted in the United States of America.

Our Audit Committee is responsible for retaining and compensating our independent auditors. The Audit Committee annually reviews and pre-approves the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by our independent auditors. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting.

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

The Audit Committee is currently comprised of Messrs. Keeffe (Chairman), McDaniel, and Mintz. The Board of Directors has affirmatively determined that each of the members is financially literate and is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the Audit Committee. Additionally, our Board of Directors has determined that Mr. Keeffe, Mr. McDaniel, and Mr. Mintz are each an “audit committee financial expert.”

During 2017, the Audit Committee held four meetings and each director who was a member of the committee attended all meetings during the year. The Audit Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Audit Committee Charter at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Compensation Committee. The purpose of our Compensation Committee is to: assist the Board in the discharge of its fiduciary responsibilities relating to the compensation of our Chief Executive Officer and other executives; approve and administer our incentive compensation plans; establish targets and measure performance against those targets; and prepare an annual report on executive compensation. The Compensation Committee is currently comprised of Messrs. Goldman (Chairman), Keeffe, Lederman, and Scoggins.  Each of these members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the Compensation Committee.  During 2017, our Compensation Committee held six meetings and each director who was a member of the committee attended all meetings during the year. The Compensation Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Compensation Committee Charter at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee (“Nominating Committee”) is to identify and recommend to the Board individuals qualified to be nominated for election to the Board, recommend to the Board the members and Chairperson for each Board committee, and periodically review and assess our Corporate Governance Principles and Code of Business Conduct and Ethics and make recommendations for changes thereto to the Board. Each of the members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the committee. The Nominating Committee is comprised of Messrs. Mintz (Chairman), Goldman, and Lederman. During 2017, the Nominating Committee met twice during and each director who was a member of the committee attended all meetings during the year. In accordance with our Corporate Governance Principles and with the Nominating Committee’s Charter, the Nominating Committee performs the functions listed above, which includes an assessment of whether our Board has the necessary diversity of skills, backgrounds, and experiences to meet our ongoing needs. The Nominating Committee Charter is available free of charge to the public in print or on our website at http://www.ultrapetroleum.com. You may also request a copy of the Nominating Committee Charter at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 400 N. Sam Houston Pkwy E., Suite 1200, Houston, TX 77060, (281) 876-0120.

Identifying and Evaluating Director Nominees.

The Board of Directors has established certain criteria that it and the Nominating Committee use as guidelines in considering nominations to our Board. The criteria include: personal characteristics, including such matters as integrity, age, education, financial independence, diversity of background, gender and ethnic diversity, skills and experience, absence of potential conflicts of interest with us and our operations, willingness to exercise independent judgment, and the availability and willingness to devote sufficient time to the duties as one of our directors; experience in corporate management; experience as a board member of another company; practical and mature business judgment; and in the case of an incumbent director, past performance on our Board. The criteria are not exhaustive and the Board of Directors and the Nominating Committee may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve on our Board. Our goal is to assemble a board of directors with a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board of Directors and the Nominating Committee also consider candidates with appropriate non-business backgrounds.

The Board of Directors and our Nominating Committee believe that, based on their knowledge of our corporate governance principles and the needs and qualifications of the Board at any given time, the Board, with the help of the Nominating Committee, is best equipped to select nominees that will result in a well-qualified and well-rounded board of directors. Accordingly, it is the policy of the Board not to accept unsolicited nominations from shareholders.

In making its nominations, the Board and the Nominating Committee identify nominees by first evaluating the current members of the Board willing to continue their service. Current members with qualifications and skills that are consistent with the criteria for Board service are re-nominated. As to new candidates, the Board and the Nominating Committee members discuss among themselves and members of management their respective recommendations. The Board and the Nominating Committee may also review the composition and qualification of the boards of directors of our competitors, seek input from industry experts or analysts and commission a formal director search to help identify qualified candidates. The Board and the Nominating Committee review the qualifications, experience and background of the candidates. Final candidates are interviewed by the independent directors and executive management. In making determinations, the Board and the Nominating Committee evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best represent shareholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the Board of Directors slates the nominees. The Nominating Committee, and the Board as a whole, believes each slated nominee possesses some or all of the desired qualifications and attributes.

Procedures and Processes for Determining Director and Executive Officer Compensation

Information about our Compensation Committee’s procedures and processes for making compensation determinations is provided in the Executive Compensation section of this Amended Filing.

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks nor insider (employee) participation during 2017.

Item 11.  Executive Compensation

This section discusses our compensation objectives and outlines the decisions regarding 2017 compensation for our named executive officers.

Our Named Executive Officers as of December 31, 2017

Name	Title
Michael D. Watford*	Chairman of the Board, Chief Executive Officer & President
Brad Johnson*	Senior Vice President, Operations
Garland R. Shaw	Senior Vice President and Chief Financial Officer
Kent Rogers	Vice President, Drilling and Completions
Garrett B. Smith	Vice President, General Counsel and Corporate Secretary

* As previously disclosed, effective as of the close of business on February 28, 2018, Mr. Michael Watford resigned from his positions as the Company’s President, Chief Executive Officer and Chairman of the Board, and Mr. Brad Johnson, the Company’s Senior Vice President, Operations, was promoted to the position of Interim Chief Executive Officer of the Company and was appointed as a director of the Board to fill the vacancy resulting from Mr. Watford’s resignation from his position as a director on the Board.

2017 Compensation Program

Our compensation program during 2017 was designed to attract, retain, and motivate our named executive officers in order to effectively execute our business strategy.

What We Do

☑  Pay for performance – We link pay to performance.  We set clear financial and operational goals for corporate performance, and we differentiate based on individual achievements so that a substantial portion of our executive compensation is not guaranteed.

☑  Mitigate incentives to take undue risk – We mitigate the chance that our named executive officers may have incentive to take undue risk by using multiple performance measures and targets, different performance measures in our short and long-term incentive programs, and by engaging both the Board and management in our internal processes to identify circumstances that may create unnecessary risk.

☑  Share ownership guidelines – We have adopted share ownership guidelines for our executive officers and directors, which we believe serve to align the interests of our executive officers and directors with those of our shareholders by requiring them to acquire and maintain a meaningful equity position in the Company, which further encourages our executives to support our objective of building long-term shareholder value.

☑  Reasonable post-employment/change in control provisions – We believe we have reasonable post-employment and change of control provisions that generally apply to our named executive officers in the same manner as the applicable broader employee population.

☑  Independent compensation firm – Every other year, our Compensation Committee solicits the guidance of an independent compensation consulting firm which provides no other services to us or our named executive officers.

What We Don’t Do

☒  No tax gross-ups

☒  No repricing of underwater stock options

☒  No cash buyout of underwater options

☒  Prohibition on short sales, puts or calls by named executive officers and directors

Process for Determining Named Executive Officer Compensation

Compensation Committee Consideration of 2017 Shareholder Advisory Vote on Our Compensation Program.

The Company did not hold an annual meeting of shareholders in 2017 due to its restructuring. As a result, the Company has not held an advisory vote on named executive officer compensation since 2016. At our 2016 Annual Meeting, approximately thirty-nine percent (39%) of the advisory votes cast voted to approve our named executive officer compensation. In reaction to this, among other factors, our Compensation Committee in conjunction with our independent compensation consultant has undertaken an analysis of our named executive officer compensation for 2018 and beyond, described further in the section entitled “2018 Compensation Program” below. We will hold an advisory vote on executive compensation at our next annual meeting of shareholders in 2019.

Participants in the Decision-Making Process

Participant	Role
Compensation Committee

•    Assists the Board of Directors in determining competitive compensation of our executive officers;

•    Our Compensation Committee is composed entirely of independent (non-executive) members of our Board of Directors;

•    Oversees executive compensation programs, policies and practices;

•    Reviews and approves the corporate goals and objectives for the Chief Executive Officer (“CEO”);

•    Evaluates the CEO’s performance based on the approved goals and objectives;

•    Determines all compensation for the named executive officers (other than the CEO), including base salary, performance targets for incentive compensation, and any resulting awards predicated on performance achievement; and

•    Maintains exclusive authority to retain an independent compensation consultant

Chief Executive Officer

•    Provides the Compensation Committee preliminary recommendations for executive compensation decisions related to our named executive officers;

•    Provides the Compensation Committee performance assessments on each of our named executive officers (other than himself); and

•    Provides the Compensation Committee information on short and long-term business strategy for consideration in conjunction with the establishment of appropriate metrics and goals for our short and long-term incentive plans.

Independent Compensation Consultant

•    Retained by and performs work at the direction of the Compensation Committee; and

•    Provides research and analytical services on subjects such as trends in executive compensation, director compensation and corporate governance, peer and industry data, including data on short and long-term performance measures, and executive officer compensation levels.

Compensation Philosophy and Considerations

Our executive compensation programs are designed to attract, motivate, retain and reward the exceptional technical, operational, and executive talent needed to efficiently execute our business strategy. Our programs are designed to align named executive officer compensation with the long-term interests of our shareholders in the following ways:

•	Our compensation is directly linked to our operational and financial performance;
•

Our compensation program is designed to retain and motivate our named executive officers in the current environment as well as to reward them for contributing to the achievement of our performance objectives, and

•	We provide competitive pay levels commensurate with our named executive officers’ qualifications, skills, experience, and responsibilities.

 Compensation Practices and Enterprise Risk

We do not believe our compensation policies and practices create risks that are likely to have a material adverse effect on the Company or our business. In addition, we believe that the mix and design of the elements of compensation do not encourage our named executive officers to assume excessive risks.

Benchmarking Process and Competitive Positioning

In 2017, our Compensation Committee retained Alvarez & Marsal (“A&M”) as an independent consultant to provide advice on our executive compensation matters during the year.  A&M has a special expertise advising clients who are engaged in restructuring, which was relevant to the 2017 Compensation Program as we emerged from chapter 11 proceedings during the year ended December 31, 2017. A&M provided the Compensation Committee with a market analysis which included; (i) developing a relevant group of publicly traded companies (“Peer Group”) against which to benchmark executive compensation, (ii) analyzing our named executive officer compensation levels and practices relative to the Peer Group, evaluating annual and long-term incentive plans and practices within the Peer Group, and analyzing and reporting on current trends in executive compensation and governance. As in prior years, during 2017, our Compensation Committee considered and determined the target total compensation of our named executive officers relative to the compensation paid by our peer companies for similar positions.

In 2018, our Compensation Committee engaged Lyons, Benenson, & Company, Inc. (“LB&C”) to advise the Company with respect to executive officer compensation. Specifically, LB&C is engaged to review the current Peer Group and compensation structure for our key executives, develop a benchmark for executive compensation by analyzing the executive compensation structure of our Peer Group and current market trends, and provide advice to the Compensation Committee on the 2018 executive compensation structure based on their analysis.  LB&C is also engaged to review the compensation arrangements applicable to the non-employee independent directors of the Board.

Peer Group for 2017 Compensation

The Compensation Committee, in consultation with A&M, considered several factors in selecting an industry-specific Peer Group for external benchmarking. Considerations included the following:

•	Market capitalization between one-half and two times the size of the Company;
•	Revenue between one-half and two times the size of the Company;
•	Assets between approximately one-third and three times the size of the Company;
•	Companies with substantial gas production (greater than 50% of production); and
•	Companies that operate in the Green River Basin, Uinta Basin, or Appalachian Basin.

Our compensation Peer Group for 2017 included the following companies:

•Callon Petroleum Company	•Extraction Oil & Gas Inc.	•QEP Resources, Inc.
•Carrizo Oil & Gas Inc.	•Gulfport Energy Corporation	•SM Energy Company
•Chaparral Energy, Inc.	•Halcón Resources Corporation	•SRC Energy, Inc.
•Eclipse Resources Corporation	•Laredo Petroleum, Inc.	•Whiting Petroleum Corporation
•EP Energy Corporation	•Oasis Petroleum, Inc.	•WildHorse Resource Development Corporation

2018 Compensation Program

The Compensation Committee, in conjunction with LB&C, is currently reviewing the compensation to be provided to the Company’s named executive officers during the 2018 fiscal year.  If the Compensation Committee determines that modifications to either the form or the quantity of compensation offered to our named executive officers would be in the best interest of the Company and our shareholders, the Compensation Committee may approve revisions to our named executive officer compensation program that would impact the compensation received by our named executive officers from and following the 2018 fiscal year.

Peer Group for 2018 Compensation

The Compensation Committee engaged LB&C to review the current peer group and advise the Compensation Committee on a reconfiguration of our Peer Group for the 2018 compensation program.  LB&C is currently evaluating the peer group as it pertains to the 2018 Compensation Program and will present their analysis to the Compensation Committee for approval upon completion.

Elements of the 2017 Compensation Program

The compensation program for our named executive officers is comprised of base salary, cash-based annual incentive compensation, long-term equity-based incentive compensation and benefits. Our program is designed to deliver the majority of an executive’s compensation in performance-based awards dependent on both Company and individual performance.

Components of Compensation	Purpose	Competitive Positioning
Base Salary	• Recognize responsibilities, experience and contributions • Provide competitive, regular-paid income	• Targeted at the median of peers

Annual Incentive Plan (“AIP”) (Cash Based)	• Reward the achievement of key shorter-term corporate objectives • Align our named executive officers’ interests with shareholder interests	• Target opportunity set at competitive levels relative to peers • Actual payouts determined based on annual performance relative to annual goals

Management Incentive Plan Grants (“MIP”) (Equity Based Award)

•    Encourage the commitment and retention of our named executive officers

•    Motivate superior performance by means of long-term performance-related incentives

•    Align the interests of named executive officers to those of the Company’s shareholders

•    Enable named executive officers to share in the long-term growth and success of the Company

• Tiered vesting based on the overall performance and total Enterprise Value (as defined below) of the Company.

Benefits	• Provide savings and security through matching 401(k) contributions, medical, life, and disability insurance	• Competitive with market practice

Base Salary

Provides regular-paid income based on the responsibilities, experience and contributions of each of our named executive officers. We consider how the current base salary for each of our named executive officers aligns with market conditions and the median of our Peer Group. Each named executive’s base salary is determined under his respective employment agreement with the Company, each of which was entered into in November 2017.

Annual Incentive Plan (the “AIP”)

Under our AIP, the Compensation Committee establishes performance metrics and goals each year, which are designed to measure key deliverables critical to our sustained short and longer-term success. The Compensation Committee, in its discretion, may consider additional factors such as commodity prices and significant corporate transactions in determining the actual amount of any annual incentive award. The Compensation Committee may adjust the initial incentive pool by 20% to reflect its overall assessment of our results at the end of the year.

Our executive officers have the potential to receive meaningful cash incentive compensation under the AIP. The AIP opportunity ranges from 0% to 200% of target with payouts based on actual level of performance achieved. The actual payout can exceed 200% of target based on the Compensation Committee’s discretion on overall performance; however, the total of all individual incentive awards may not exceed the funded and approved incentive pool.

The table below describes the targets established by the Compensation Committee in February 2017 and the actual performance level achieved during 2017.

Performance Metric	Weight	Threshold	Target	Above Expectations	Actual Performance
Finding and Development Costs	33.33%	$1.60/mcfe	$1.35/mcfe	$1.10/mcfe	$0.65/mcfe
EBITDA	33.33%	$620 million	$650 million	$680 million	$612 million
Cash Costs	33.33%	$1.70/mcfe	$1.55/mcfe	$1.40/mcfe	$1.38/mcfe

For 2017, the Company’s actual performance exceeded the Above Expectations levels for two (Finding and Development Costs and Cash Costs) of the three measures, but did not meet the Threshold level for the EBIDTA performance metric. The Compensation Committee recognized the combined performance against these measures and elected to fund the 2017 AIP compensation at 133.33% of Target.

Individual AIP Opportunity and Actual AIP Payout

Name	Officer Level	Target AIP (% of Salary)	Actual 2017 AIP Awarded
Michael D. Watford	Level I	100%	$1,064,000
Garland R. Shaw	Level II	90%	$448,875
Brad Johnson	Level II	90%	$478,800
Kent Rogers	Level III	60%	$240,996
Garrett B. Smith	Level III	60%	$223,440

Management Incentive Plan (“MIP”)

In April 2017, our Board established the Ultra Petroleum Corp. 2017 Stock Incentive Plan pursuant to which 7.5% of the equity in the Company (on a fully-diluted/fully-distributed basis) is reserved for grants to be made from time to time to directors, officers, and other employees of the Company (the “Reserve”).

Restricted Stock Units ("RSUs") Granted	Vesting
One-third (1/3) of RSUs	May 2017
One-third (1/3) of RSUs	Total Enterprise Value(1) exceeds $6.0 billion
One-third (1/3) of RSUs	Total Enterprise Value(1) exceeds $6.6 billion

(1)

The Total Enterprise Value as defined in the 2017 Stock Incentive Plan means, as of a given date, the total enterprise value of the Company Group, based on the weighted average closing price of the Company’s common shares during the immediately preceding consecutive 30-day period, as reported on the principal exchange on which the Company’s common shares are traded. “Company Group” means the Company together with all of its subsidiaries, and any successor or assign thereto, by merger, consolidation, or otherwise, on and after April 12, 2017, pursuant to the Company’s confirmed plan of reorganization.

During 2017, the Compensation Committee approved the award of an aggregate of 6,134,999 restricted stock units to our officers and employees, representing less than 3% of our outstanding common shares on the grant date. Our named executive officers were awarded an aggregate of 3,527,114 restricted stock units during 2017, or 57% of the total restricted stock units granted in fiscal 2017. During 2017, restricted stock units were awarded to all our named executive officers who held their offices as of the grant date.

Benefits

We provide benefits to our permanent, full-time employees, including our named executive officers. These benefits, which are ordinary and customary in our industry, consist of a group medical and dental insurance program for our named executive officers and their qualified dependents, group life insurance and accidental death and dismemberment coverage for our named executive officers, a cafeteria plan, and a 401(k)-employee savings and protection plan. The costs of these benefits are paid for largely by the Company. We also match named executive officer deferral amounts, pursuant to our 401(k) plan, up to a total of 5% of eligible compensation. Our discretionary 401(k) contribution to each qualified participant, including our named executive officers, was calculated based on 8% of the employee’s eligible salary during 2017. We do not provide a pension or other non-qualified retirement plans, and we do not gross up excise taxes on severance payments.

How Elements of Our Compensation Program are Related to Each Other

The various components of our compensation program are related but distinct and are designed to emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to our long- and short-term financial and strategic goals. Our compensation philosophy is designed to foster entrepreneurship and is focused on named executive officer value and retention by making long-term equity-based incentives a substantial component of our named executive officer compensation. The appropriate level for each compensation component is based in part, but not exclusively, on internal equity and consistency, and other relevant considerations such as rewarding extraordinary performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

CEO to Median Employee Pay Ratio

As required by Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are providing the following information about the ratio of the median annual total compensation of our employees and the annual total compensation of Mr. Michael D. Watford, who was our CEO for the year ended December 31, 2017.  For the year ended December 31, 2017:

•	The median of the annual total compensation of all employees of the Company was reasonably estimated to be $197,000.
•	The annual total compensation of Mr. Watford for 2017 was $23.5 million.
•	Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees is 119 to 1.

We identified our median employee by examining the base wage, cash bonus, and stock compensation under the MIP (defined below) for all individuals employed by us on December 31, 2017 (other than Mr. Watford). We annualized wages and salaries for all permanent employees who were hired after January 1, 2017, as permitted by SEC rules. Once we identified our median employee, we calculated their total compensation, including base salary, annual incentive plan compensation, restricted stock units awarded, and benefits paid during the year ended December 31, 2017 in a manner consistent with the total compensation presented for each of our named executive officers in the Summary Compensation Table. The stock compensation portion of our median employee was calculated based on (i) the actual payout of one-third of the restricted stock units granted to our median employee during 2017 as the units vested upon receipt and (ii) the estimated future payout of the remaining two-thirds of the restricted stock units granted to our median employee in 2017, calculated using the estimated fair value stock price on the grant date using the Monte Carlo simulation. The benefits portion of our median employee’s compensation included matching contributions provided to the employee’s account under our 401(k) Plan and the value of health and life insurance premiums.

Impact of Section 162(m) on Compensation

Prior to the Tax Cuts and Jobs Act (“Tax Reform”) that was signed into law December 22, 2017, Section 162(m) of the Internal Revenue Code (the “Code”) generally limited to $1 million the U.S. federal income tax deductibility of compensation paid in one year to a company’s CEO or any of its three next-highest-paid executive officers (other than its Chief Financial Officer). Compensation that qualified as “performance-based” under Section 162(m) of the Code was exempt from this $1 million limitation. As part of Tax Reform, the ability to rely on this “qualified performance-based compensation” exception was eliminated, and the limitation on deductibility was generally expanded to include all named executive officers. Although certain of our compensation arrangements were intended to qualify as performance-based compensation under Section 162(m) of the Code prior to Tax Reform, subject to certain transition relief rules, we may no longer take a deduction for any compensation paid to our covered employees in excess of $1 million. Furthermore, although the Compensation Committee may have taken action intended to limit the impact of Section 162(m) of the Code, it also believes that the tax deduction is only one of several relevant considerations in setting compensation. The Compensation Committee believes that shareholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in structuring compensation programs, even though such programs may result in non-deductible compensation expenses. Accordingly, achieving the desired flexibility in the design and delivery of compensation may have resulted (and may continue to result, in light of the recent changes in law) in compensation that in certain cases is not deductible for federal income tax purposes.

Other Accounting and Tax Considerations

All equity awards to our employees, including our named executive officers, and to our directors have been granted and reflected in the consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“FASB ASC 718”).

Stock Ownership Policy

In 2017, our stock ownership policy required: our CEO to own our common shares having a value equal to at least six times his base salary; our Senior Vice Presidents to own our common shares having a value at least three times their base salaries; our Vice Presidents to own our common shares having a value at least two times their base salaries; and each of our directors to own our common shares having a value at least three times the value of their annual cash retainer. Newly-appointed executives and directors had five years to come into compliance with the policy’s guidelines. Until compliance with the stock ownership guideline was achieved, each of our officers was expected to retain 100% of the “net shares” received under our incentive compensation plans. Our CEO addressed any shortfall of the required ownership levels on a case by case basis after consideration of the executive’s historical ownership, the reason for the shortfall and the expected period of time for restoring compliance.

Due to the changes in the composition of the Board earlier this year, the stock ownership policy is currently being reviewed by LB&C.  Upon completion of their review, LB&C will present their recommendations regarding the stock ownership policy to the Compensation Committee for consideration and approval.

Compensation Committee Report

Our senior management and our Compensation Committee have reviewed the Compensation Discussion and Analysis provisions set forth in this Amended Filing and, based thereon, the Compensation Committee has recommended to our Board that the foregoing compensation discussion and analysis be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Compensation Committee:

Mr. Neal P. Goldman (Chairman)

Mr. Michael J. Keeffe

Mr. Evan S. Lederman

Mr. Edward A. Scoggins, Jr.

Summary Compensation Table

The following table shows compensation information for our fiscal years ended December 31, 2017, 2016, and 2015, for our principal executive officer, our principal financial officer, and three additional executive officers who held their positions as of the end of 2017.  We refer to these individuals as named executive officers. As previously disclosed above, subsequent to December 31, 2017, our principal executive officer resigned from his position and our senior vice president of operations was promoted to interim principal executive officer. The respective officers are presented in the table below based on their positions as of December 31, 2017 and the table does not reflect the changes in our executive team that occurred subsequent to year-end.

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3)($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5)($)	Total ($)
Michael D. Watford	2017	$800,000	$—	$21,542,600	$—	$1,064,000	n/a	$51,293	$23,457,893
Chairman of the Board, Chief	2016	$800,000	$—	$—	$—	$3,252,595	n/a	$41,311	$4,093,906
Executive Officer, and President	2015	$800,000	$—	$1,020,000	$—	$1,200,000	n/a	$40,718	$3,060,718

Garland R. Shaw	2017	$375,000	$25,000	$6,890,462	$—	$448,875	n/a	$51,293	$7,790,630
Senior Vice President and	2016	$375,000	$—	$—	$—	$1,559,877	n/a	$50,533	$1,985,410
Chief Financial Officer	2015	$375,000	$—	$326,250	$—	$506,250	n/a	$48,660	$1,256,160

Brad Johnson	2017	$400,000	$25,000	$7,349,824	$—	$478,800	n/a	$49,493	$8,303,117
Senior Vice President, Operations	2016	$400,000	$—	$—	$—	$1,149,640	n/a	$48,733	$1,598,373
	2015	$400,000	$—	$348,000	$—	$540,000	n/a	$48,660	$1,336,660

Kent Rogers	2017	$302,000	$14,004	$2,870,235	$—	$240,996	n/a	$51,293	$3,478,528
Vice President, Drilling	2016	$302,000	$—	$—	$—	$636,844	n/a	$50,533	$989,377
and Completions	2015	$302,000	$—	$135,900	$—	$290,000	n/a	$48,660	$776,560

Garrett B. Smith	2017	$280,000	$25,000	$2,661,140	$—	$223,440	n/a	$50,693	$3,240,273
Vice President, General Counsel,	2016	$280,000	$—	$—	$—	$880,564	n/a	$49,657	$1,210,221
and Corporate Secretary
(1)	The amounts in this column represent amounts in addition to the payout awarded in 2017, 2016, and 2015, respectively, under the applicable Annual Incentive Plan (“AIP”).
(2)

The amounts in this column for 2017 relate to the MIP grants attributable to the 2017 Stock Incentive Plan as described in “Compensation Discussion and Analysis” and for 2015 relate to the 2015 Long-Term Incentive Plan. No stock awards were granted during the year ended December 31, 2016.

The amounts reflected for the year ended December 31, 2017 include the actual payout of the one-third of the RSUs in May 2017 and the estimated future payout of the remaining two-thirds of the RSUs that would vest if the total enterprise value reached the respective targets under the MIP, which was calculated in accordance with FASB ASC Topic 718, with a value determined by the Monte Carlo simulation.

The amounts reflected for the year ended December 31, 2015 assumed that the threshold level of performance conditions would have be achieved.  However, all awards granted under the Long-Term Incentive Plan in 2015 were cancelled upon the Company’s emergence from chapter 11 proceedings.

(3)

The amounts in this column represent amounts of annual cash incentive compensation received by the named executive officers in 2017 and 2015, respectively, under the AIP.  During the year ended December 31, 2016, the amounts represented cash incentive compensation under the key employee incentive plan (“KEIP”).

(4)	The named executive officers received no benefits from the Company under defined pension or defined contribution plans.
(5)

Amounts in this column consist of matching and discretionary contributions under our 401(k) plan and health and life insurance premiums paid on behalf of the named executive officers as detailed in the table below:

		For the year ended December 31, 2017
Name	Principal Position	401(k) Matching and Discretionary Contributions	Health and Life Insurance	Total Other Benefits
Michael D. Watford	Chairman of the Board, Chief Executive Officer, and President	$35,100	$16,193	$51,293
Garland R. Shaw	Senior Vice President and Chief Financial Officer	$35,100	$16,193	$51,293
Brad Johnson	Senior Vice President, Operations	$35,100	$14,393	$49,493
Kent Rogers	Vice President, Drilling and Completions	$35,100	$16,193	$51,293
Garrett B. Smith	Vice President, General Counsel, and Corporate Secretary	$35,100	$15,593	$50,693

Grants of Plan-Based Awards

The following table sets forth specific information with respect to each plan-based award made during 2017 under any of our compensation plans to a named executive officer who held his position at the end of the year.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	$6.0 Billion Total Enterprise Value (#)	$6.6 Billion Total Enterprise Value (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (3)
Michael D. Watford
Annual Incentive Plan		$240,000	$800,000	$1,600,000
Management Incentive Plan	4/12/2017	—	—	—	613,050	613,052	—	$21,542,600

Garland R. Shaw
Annual Incentive Plan		$101,250	$337,500	$675,000
Management Incentive Plan	4/12/2017	—	—	—	196,086	196,086	—	$6,890,462

Brad Johnson
Annual Incentive Plan		$108,000	$360,000	$720,000
Management Incentive Plan	4/12/2017	—	—	—	209,158	209,159	—	$7,349,824

Kent Rogers
Annual Incentive Plan		$54,360	$181,200	$362,400
Management Incentive Plan	4/12/2017	—	—	—	81,680	81,680	—	$2,870,235

Garrett B. Smith
Annual Incentive Plan		$50,400	$168,000	$336,000
Management Incentive Plan	4/12/2017	—	—	—	75,729	75,731	—	$2,661,140
(1)

Represents potential payouts under our Annual Incentive Plan for the year ended December 31, 2017.  Details about the AIP are set forth in the “Compensation Discussion and Analysis” section of this report.

(2)

Represents the amount of unvested RSUs granted to each of the named executive officers under the MIP.  One-third of the RSUs will vest if the Company’s enterprise value reaches $6.0 billion and one-third of the RSUs will vest if the Company’s enterprise value reaches $6.6 billion.

(3)	Represents the grant date fair value of the RSUs granted to each named executive officer during the year ended December 31, 2017, which were calculated in accordance with FASB ASC Topic 718.

Employment Agreements

Together with each of our named executive officers, we are parties to employment agreements that became effective on November 6, 2017. The agreements continue until April 30, 2020 (the “Employment Period”). If, prior to the end of the applicable employment agreement, we enter into a new agreement or amendment to the current agreement, then the terms of that agreement will thereafter apply to and govern the relationship between us and the named executive officer. If there is no extension or amendment to the current agreement, the named executive officer’s employment will terminate on the last day of the Employment Period.

As of December 31, 2017, the Company had an employment agreement with Mr. Michael D. Watford. Under this agreement Mr. Watford’s base salary was reviewed annually by our Compensation Committee. Mr. Watford also participated in our annual incentive and long-term incentive compensation plans. In addition, the agreement provided that any such plans we adopt in the future would be at least as favorable to Mr. Watford as the plans in effect when the agreement was signed. During 2017, we provided Mr. Watford an automobile, and we reimbursed him for reasonable business expenses. Mr. Watford was also entitled to participate in any life insurance, disability and health insurance plans we maintained during the term of the agreement. Mr. Watford’s employment agreement terminated as of February 28, 2018.

Under the employment agreements with our other named executive officers, each named executive officer’s base salary is reviewed annually by our Compensation Committee and by the Chief Executive Officer for appropriate increases to be based on performance and the then-current market conditions for comparable positions. Each of our other named executive officers participates in our annual and long-term incentive compensation plans and is entitled to participate in any life, disability, and health insurance plans we maintain during the terms of their respective agreements.

We may terminate the named executive officers’ employment under the employment agreements at any time for any reason including for just cause. Just cause is defined as a breach of the applicable agreement by the named executive officer, gross misconduct in the performance of the named executive officer’s respective duties, or the commission by the named executive officer of certain illegal acts. Additionally, the named executive officer may terminate the agreement after any of the following: (i) if we commit a material breach of the agreement; (ii) assignment to the named executive officer of duties inconsistent with his position as of the date of the agreement; (iii) the named executive officer’s position, title, or offices are materially and adversely changed for a period greater than thirty days; (iv) our failure to continue to provide the named executive officer with the level of compensation to which he is entitled to as of the date of the agreement; or (v) our requiring the named executive officer to relocate outside of his respective locations.

Equity Incentive Plan Awards

As approved in the second amended joint chapter 11 plan of reorganization (the “Plan”), in connection with our emergence from chapter 11 proceedings, our Board established the Ultra Petroleum Corp. 2017 Stock Incentive Plan (the “Incentive Plan”).  All of our current incentive compensation plans are administered by our Compensation Committee as the “Plan Administrator.” The Plan Administrator may make awards of restricted stock units, common shares, and other incentive compensation to our employees, officers and non-employee directors, all as provided in and subject to the terms and conditions of the Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specific information with respect to unexercised options and unvested awards for each of our named executive officers outstanding as of December 31, 2017 assuming a market value of $9.06 per share (the closing stock price of the Company’s stock on December 29, 2017).

	Share Awards
	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Michael D. Watford	—	$—	613,050	(1)	$5,554,233	(1)
	—	$—	613,052	(2)	$5,554,251	(2)

Garland R. Shaw	—	$—	196,086	(1)	$1,776,539	(1)
	—	$—	196,086	(2)	$1,776,539	(2)

Brad Johnson	—	$—	209,158	(1)	$1,894,971	(1)
	—	$—	209,159	(2)	$1,894,981	(2)

Kent Rogers	—	$—	81,680	(1)	$740,021	(1)
	—	$—	81,680	(2)	$740,021	(2)

Garrett B. Smith	—	$—	75,729	(1)	$686,105	(1)
	—	$—	75,731	(2)	$686,123	(2)
(1)	Represents potential payout of one-third of the RSUs granted under the 2017 Stock Incentive Plan that will vest if the Company’s total enterprise value equals or exceeds $6.0 billion.
(2)	Represents potential payout of one-third of the RSUs granted under the 2017 Stock Incentive Plan that will vest if the Company’s total enterprise value equals or exceeds $6.6 billion.

Stock Vested

The following table sets forth specific information with respect to each vesting of stock during 2017 for each of our named executive officers on an aggregated basis.

	Share Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael D. Watford	613,050	$6,982,640
Garland R. Shaw	196,086	$2,233,420
Brad Johnson	209,158	$2,382,310
Kent Rogers	81,680	$930,335
Garrett B. Smith	75,729	$862,553

Potential Payouts Upon Change of Control and Termination

As part of their respective employment agreements, our named executive officers are entitled to severance benefits in the event their employment is: (i) involuntarily terminated by the Company, other than for cause, or resignation by the executive for good reason; or (ii) in anticipation of, upon, or following a change in control (as defined in our compensation plans).

Based on a hypothetical termination date of December 31, 2017, the severance benefits to our named executive officers in connection with an involuntary termination by the Company, other than for cause, or resignation by the executive for good reason would have been as follows:

	Mr. Watford	Mr. Johnson	Mr. Shaw	Mr. Rogers	Mr. Smith
Base Salary (1)	$1,600,000	$600,000	$562,500	$302,000	$280,000
Annual Cash Compensation (1)	2,226,298	844,820	1,033,064	463,422	527,782
Health & Welfare Benefits (2)	47,900	35,925	35,925	23,950	23,950
Additional Retirement Benefits	—	—	—	—	—
Perquisites (3)	58,000	—	—	—	—
Subtotal	$3,932,198	$1,480,745	$1,631,489	$789,372	$831,732
Fair market value of accelerated equity compensation (4)	11,108,484	3,789,952	3,553,078	1,480,042	1,372,228
Tax gross-up	—	—	—	—	—
TOTAL	$15,040,682	$5,270,697	$5,184,567	$2,269,414	$2,203,960
(1)

The base salary and annual cash compensation are calculated based on each named executive officer’s respective employment agreement which were in effect on December 31, 2017.  See “Employment Agreements.”

(2)	The health and welfare benefits include the continuation of health insurance benefits at the COBRA rates and life insurance benefits at the current group rate.
(3)	The perquisite represents transfer of title ownership of the automobile provided to Mr. Watford under his employment agreement.
(4)	Includes all of the unvested RSUs granted under the MIP in the 2017 Stock Incentive Plan, as all units fully vest upon termination.

Good reason is defined in the named executives employment agreements if one or more of the following occurs; (i) the Company commits a material breach of the employment agreement, (ii) the named executive is assigned any positions, duties, responsibilities, or functions that are materially inconsistent with their current position, duties, responsibilities, or functions, (iii) the position, title, or office of the named executive is materially changed, (iv) the Company fails to provide the named executive with the compensation the executive is entitled to in the employment agreement, or (v) the Company demands the named executive relocate more than 100 miles from their current location.  The executive is required to provide the Company with written notice stating their objection no more than ninety days after the event occurs.  The Company has a cure period of not less than thirty days after the written objection is submitted by the executive.

Based on a hypothetical termination date of December 31, 2017, the severance benefits to our named executive officers in connection with an anticipated change in control, upon a change in control, or following a change in control, as defined in the 2017 Stock Incentive Plan, which is attached as Exhibit 10.1 to the Registration Statement on Form S-8 filed by the Company on April 12, 2017, would have been as follows:

	Mr. Watford	Mr. Johnson	Mr. Shaw	Mr. Rogers	Mr. Smith
Base Salary (1)	$2,400,000	$1,000,000	$937,500	$604,000	$560,000
Annual Cash Compensation (1)	6,678,893	2,112,050	2,582,659	926,844	1,055,564
Health & Welfare Benefits (2)	47,900	35,925	35,925	23,950	23,950
Additional Retirement Benefits	—	—	—	—	—
Perquisites (3)	58,000	—	—	—	—
Subtotal	$9,184,793	$3,147,975	$3,556,084	$1,554,794	$1,639,514
Fair market value of accelerated equity compensation (4)	11,108,484	3,789,952	3,553,078	1,480,042	1,372,228
Tax gross-up	—	—	—	—	—
TOTAL	$20,293,277	$6,937,927	$7,109,162	$3,034,836	$3,011,742

(1)

The base salary and annual cash compensation are calculated based on each named executive officer’s respective employment agreement which were in effect on December 31, 2017.  See “Employment Agreements.”

(2)	The health and welfare benefits include the continuation of health insurance benefits at the COBRA rates and life insurance benefits at the current group rate.
(3)	The perquisite represents transfer of title ownership of the automobile provided to Mr. Watford under his employment agreement.
(4)	Includes all of the unvested RSUs granted under the MIP in the 2017 Stock Incentive Plan as all units fully vest upon a change in control.

Director Compensation

During 2017, non-employee directors that were on the Board of Directors for the full year were paid an annual cash retainer of $165,625 and received common shares equivalent to $99,375.  In addition, each director received a grant of common shares of the Company under the 2017 Stock Incentive Plan.  Directors who are also our officers or employees did not receive any compensation for duties performed as directors in 2017. The following table shows compensation paid to each of our non-employee directors who served during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Share Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
W. Charles Helton (2)	$165,625	$279,075	$—	$—	$—	$—	$444,700
Roger A. Brown (2)	$165,625	$279,075	$—	$—	$—	$—	$444,700
Stephen J. McDaniel	$165,625	$279,075	$—	$—	$—	$—	$444,700
Michael J. Keeffe (3)	$180,625	$279,075	$—	$—	$—	$—	$459,700
Neal P. Goldman	$99,375	$227,326	$—	$—	$—	$—	$326,701
Alan J. Mintz	$99,375	$227,326	$—	$—	$—	$—	$326,701
(1)

Represents (i) the grant date fair value of 8,725 common shares and (ii) the actual payout of common shares granted under the 2017 Stock Incentive Plan in May 2017 for Messrs. Helton, Brown, McDaniel, and Keeffe and August 2017 for Messrs. Goldman and Mintz.

(2)	Subsequent to December 31, 2017, Dr. Helton and Mr. Brown resigned from their positions on the Board of Directors.
(3)	Includes $15,000 paid to Mr. Keeffe for chairing the Audit Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 20, 2018, certain information with respect to ownership of our common shares by (a) all persons known by us to be the beneficial owners of more than five percent of our outstanding common shares, (b) each of our current directors and directors who held their positions as of December 31, 2017, (c) each of our named executive officers who held their positions as of December 31, 2017, and (d) all such executive officers and directors as a group. Unless otherwise indicated, all common shares are owned directly and each owner has sole voting and investment power with respect to such shares listed next to their names in the following table.

The information as to shares beneficially owned has been obtained from filings made by the named beneficial owners with the SEC and Canadian regulatory authorities as of April 20, 2018, or, in the case of our executive officers and directors, information that has been furnished by such individuals. Except as otherwise described below, the business address of each of the following beneficial owners is 400 North Sam Houston Parkway E., Suite 1200, Houston, Texas 77060.

Name of Beneficial Owner	Number of Common Shares	Percent of Class (a)
Directors and Executive Officers:
Michael D. Watford (b) (c)	2,385,797	1.2%
W. Charles Helton (b) (d)	448,351	*
Stephen J. McDaniel	50,658	*
Roger A. Brown (b)	50,632	*
Michael J. Keeffe	40,676	*
Neal P. Goldman	24,502	*
Alan J. Mintz	50,580	*
Evan S. Lederman	-	*
Edward A. Scoggins	-	*
Garland R. Shaw	129,188	*
Brad Johnson	135,341	*
Kent Rogers	62,365	*
Garrett B. Smith	41,944	*
Common shares all directors and executive officers own as a group (13 persons)	3,420,034	1.7%
Greater than 5% Shareholders:
Fir Tree Capital Management LP (e)	36,379,590	18.5%
The Vanguard Group (f)	15,536,318	7.9%
Scoggin and Old Bellows Funds (g)	13,417,487	6.8%
BlackRock, Inc. (h)	12,958,269	6.6%
Disciplined Growth Investors, Inc. (i)	10,747,168	5.5%

*   Less than 1%.

(a)	As of April 20, 2018, there were 197,053,583 common shares outstanding.
(b)

As of December 31, 2017, each owner held their position as a director or officer of the Company.  As a result, their share count as of February 28, 2018 is included in the table above.  Refer to Item 10 of this Amended Filing for subsequent changes in executive leadership and the Board of Directors.

(c)

Information is based on holdings as of February 28, 2018.  The number of common shares includes 1,702,075 shares owned by Watford Interests, Ltd. directly.  Watford Interests, Ltd. is a family partnership in which Mr. Watford has a beneficial interest.

(d)

Information is based on holdings as of February 28, 2018.  The number of common shares includes 30,365 shares owned by the Helton Family Foundation and 366,514 shares owned by Helton Asset Management Group, LLC over which Dr. Helton has shared voting power.

(e)

Information is based on Schedule 13D/A filed with the SEC on February 05, 2018 by Fir Tree Capital Management LP. The common shares are comprised of 4,354,512 common shares held by FT SOF VII Holdings, LLC, 1,621,686 common shares held directly by FT SOF IV Holdings, LLC, 5,524,467 common shares held directly by Fir Tree Capital Opportunity Master Fund, L.P., 1,803,908 common shares held directly by FT SOF V Holdings, LLC, 1,883,850 common shares held directly by Fir Tree Capital Opportunity Master Fund III, L.P., and 21,191,167 common shares held directly by Fir Tree Value Master Fund, L.P.  Fir Tree Capital Management LP (f/k/a Fir Tree Inc.) is the investment manager for the foregoing entities, has the shared power to vote or direct the voting, and to dispose or direct the disposition of, common shares beneficially owned for each of the foregoing entities.  The business address of these entities is c/o Fir Tree Capital Management LP., 55 West 46th Street 29th Floor, New York, NY 10036.

(f)

Information is based on Schedule 13G filed with the SEC on February 9, 2018 representing that the Vanguard Group has sole voting power over 230,552 common shares, shared voting power over 55,300 common shares, sole dispositive power over 15,536,318 common shares, and shared dispositive power over 270,300 common shares.  The Vanguard Group may be deemed the beneficial owner of these common shares in its capacity as an investment manager or advisor with the power to vote or direct the voting of, and dispose, or direct the disposition of such shares. The business address of the Vanguard Group is 100 Vanguard Blvd. Malvern, PA 19355.

(g)

Information is based on a Schedule 13G/A filed with the SEC on February 14, 2018, representing that (i) Scoggin International Fund, Ltd., Scoggin Management LP and Scoggin GP LLC have sole voting power and sole dispositive power over 3,125,000 of our common shares, (ii) Scoggin Worldwide Fund, Ltd. has sole voting power and sole dispositive power over 21,518 of our common shares, (iii) SB Special Situation Master Fund SPC – Portfolio F has sole voting power and sole dispositive power over 9,867,807 of our common shares, (iv) Old Bellows Partners LP has sole voting power and sole dispositive power over 9,889,325 of our common shares, (v) Old Bell Associates LLC has shared voting power and shared dispositive power over 9,889,325 of our common shares, (vi) A. Dev Chodry has shared voting power and shared dispositive power over 13,014,325 of our common shares and sole voting power and sole dispositive power over 38,162 of our common shares, (vii) Craig Effron has shared voting power and shared dispositive power over 13,014,325 of our common shares and sole voting power and sole dispositive power over 150,000 of our common shares and (viii) Curtis Schenker has shared voting power and shared dispositive power over 13,014,325 of our common shares and sole voting power and sole dispositive power over 215,000 of our common shares.

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

(h)

Information is based on Schedule 13G filed with the SEC on February 1, 2018, representing that BlackRock, Inc. has sole voting power over 12,534,364 of our common shares and sole dispositive power over 12,958,269 of our common shares. The business address of the foregoing entity is 55 East 52nd Street, New York, NY 10055.

(i)

Information is based on Schedule 13G filed with the SEC on February 15, 2018, representing that Disciplined Growth Investors, Inc. (“DGI”) has sole voting and sole dispositive power over 10,747,168 of our common shares.  DGI may be deemed to be the beneficial owner of these common shares in its capacity as investment manager or advisor with the power to vote, or to direct the voting of, and dispose, or direct the disposition of such shares. The business address of DGI is 150 South Fifth Street, Suite 2550, Minneapolis, MN 55402.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Ultra Petroleum Corp. 2017 Stock Incentive Plan	—	—	10,561,820

(1)

The Company adopted the 2017 Stock Incentive Plan in April 2017 in connection with the Company’s emergence from chapter 11 proceedings.  Refer to Item 10 of this Amended Filing for additional information.

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

Review and Approval of Related Party Transactions.

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We have developed and implemented processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual proxy statement. In addition, our Nominating Committee or our Board (if appropriate) reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related person transaction, consideration is given to:

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

Related Party Transactions.

Since the beginning of fiscal year 2017, other than as disclosed below, there have been no transactions in excess of $120,000 between us and a related person in which the related person had a direct or indirect material interest.

Pursuant to the Plan, on April 12, 2017 (the “Effective Date”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with (i) the holders of the Company’s outstanding common shares and senior notes, each outstanding prior to the Effective Date, receiving at least 10% or more of the common shares issued under the Plan or the rights offering conducted in accordance with the Plan, or that cannot be sold under Rule 144 under the Securities Act of 1933, as amended, without volume or manner of sale restrictions and (ii) parties to the Backstop Commitment Agreement (as defined in the Registration Rights Agreement) between the Company and the parties set forth therein.

Board Composition and Independence from Management

The Board has determined that six of our seven current directors, Mr. Lederman, Mr. Goldman, Mr. Keeffe, Mr. McDaniel, Mr. Mintz, and Mr. Scoggins, are “independent directors” pursuant to the corporate governance standards for companies listed on the NASDAQ. It is a policy of our Board that a majority of the members of the Board be independent of our management. For a director to be “independent,” the Board affirmatively determines that the director has no material relationship with us that would interfere with the exercise of his or her independent judgment. The director may not be one of our officers or employees or be an officer or employee of any of our affiliates and may not have served in such capacity during the past three years. In addition, a director will not be deemed independent if he or she:

•

Has accepted or has a family member who has accepted any payments from us or from any of our affiliates in excess of $120,000 during any twelve-month period over the past three years (excluding compensation for board service, payments arising solely from investments in our securities, compensation paid to a family member who is a non-executive employee of ours or of any affiliate of ours, compensation received for former service as an interim Chairman or CEO, or benefits under a tax-qualified retirement plan or non-discretionary compensation);

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

•	Is a family member of an individual who is or has been employed by the Company or any parent or subsidiary of the Company as an executive officer during any of the past three years;
•	Is an executive officer of another entity where any of our executive officers serve on the compensation committee; or
•

Is a current partner or employee of our outside auditor or was, during any of the past three years, a partner or employee of our outside auditor or has a family member who is a current partner of our outside auditor or a current employee of our outside auditor who participates in the audit, assurance or tax compliance practice at the firm.

Consistent with NASDAQ requirements and to promote open discussion among our non-management directors, our non-management directors meet in separate executive (private) sessions following each regularly scheduled meeting of our Board. Mr. Lederman, as non-executive Chairman of the Board, presides over the separate executive (private) sessions.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for each of the years ended December 31, 2017 and 2016, and fees billed for other services rendered by Ernst & Young LLP during those years.

	2017	2016
Audit Fees	$1,257,661	$1,245,000
Audit-Related Fees	339,150	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,596,811	$1,245,000

Audit Fees. Fees paid for professional services rendered by Ernst & Young LLP related to the audit of our annual financial statements and review of the quarterly financial statements, including out-of-pocket expenses, as well as the related attestation of internal controls as required by the Sarbanes-Oxley Act of 2002, Section 404.

Audit Related Fees. The Audit Related Fees paid to Ernst & Young LLP in 2017 were related to consents for the Company’s registration statements filed with the SEC.  There were no Audit Related Fees paid to Ernst & Young LLP in 2016.

Tax Fees. We have elected not to use our current principal accountant for tax services. Tax Fees include fees related to tax planning and tax-related and structuring-related consultation.

All Other Fees. All Other Fees include fees paid to Ernst & Young LLP for products and services other than those in the three categories above. There were no Other Fees paid to Ernst & Young LLP in 2017 or 2016.

All of the services provided by our independent auditors during 2017 and 2016 were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting.

Audit Committee Report

Acting pursuant to its Charter, our Audit Committee reviewed and discussed our audited financial statements at, and for the year ended, December 31, 2017 with management and our independent auditors and recommended to our Board of Directors that the financial statements be included in our Annual Report on Form 10-K for 2017. This recommendation was based on: the Audit Committee’s review of the audited financial statements; discussion of the financial statements with management; discussion with our independent auditors, Ernst & Young LLP, of the matters required to be discussed by auditing standards generally accepted in the United States of America, including the matters required to be discussed by SAS 61 and the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board; receipt from Ernst & Young LLP of the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees); discussions with Ernst & Young LLP regarding its independence from the Company and our management; and Ernst & Young LLP’s confirmation that it would issue its opinion that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries and the results of their respective operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Mr. Michael J. Keeffe, Chairman

Mr. Stephen J. McDaniel

Mr. Alan J. Mintz

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.  Financial Statements:     Reference is made to the Index to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018.

2.  Financial Statement Schedules:     None.

3.  Index to Exhibits.   The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

Exhibit Number	Description
2.1

Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Second Amended and Restated By-Law No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Ultra Petroleum on March 12, 2018).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2

Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.1

Senior Secured Term Loan Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources Inc., as borrower, Barclays Bank PLC, as administrative agent and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.2

Credit Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and UP Energy Corporation, as parent guarantor, Ultra Resources, Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.3

First Amendment to Credit Agreement dated as of June 6, 2017, among Ultra Resources Inc., as borrower, Bank of Montreal, as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 12, 2017).

10.4

Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory thereto, as grantors, and Bank of Montreal, as collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

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

Exhibit Number	Description
10.8†	Ultra Petroleum Corp. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.9†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

10.10†

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

10.11†	Employment Agreement of Michael D. Watford dated November 6, 2017 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.12†	Employment Agreement of Garland R. Shaw dated November 6, 2017 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.13†	Employment Agreement of Brad Johnson dated November 6, 2017 (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.14†	Employment Agreement of Kent Rogers dated November 6, 2017 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.15†	Employment Agreement of Patrick Ash dated November 6, 2017 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.16†	Employment Agreement of Garrett B. Smith dated November 6, 2017 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.17†

Cooperation Agreement among Ultra Petroleum Corp. and Fir Tree Capital Management LP dated January 29, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2018).

10.18†

Separation Agreement among Ultra Petroleum Corp. and Michael D. Watford dated February 23, 2018 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

21.1	List of Subsidiaries of Ultra Petroleum Corp (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

23.1	Consent of Netherland, Sewell, & Associates, Inc. (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

99.1

Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2017 (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K filed on February 28,2018).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

101.DEF	XBRL Taxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K filed on February 28, 2018).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Brad Johnson
Name: Brad Johnson
Title: Interim Chief Executive Officer

Date: April 25, 2018