Form 10-Q
period 2018-03-31
ULTRA PETROLEUM CORP
filed 2018-05-10
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. YES ☑     NO ☐

The number of shares outstanding, without par value, of Ultra Petroleum Corp., outstanding as of April 25, 2018 was 197,053,583.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$181,462	$188,851
Oil sales	41,284	31,348
Other revenues	2,628	759
Total operating revenues	225,374	220,958
Expenses:
Lease operating expenses	21,764	23,136
Facility lease expense	6,156	5,226
Production taxes	23,270	22,132
Gathering fees	23,055	20,929
Depletion, depreciation and amortization	50,540	31,753
General and administrative	12,688	1,051
Total operating expenses	137,473	104,227
Operating income	87,901	116,731
Other income (expense), net:
Interest expense	(35,837)	(85,447)
Loss on commodity derivatives	(6,530)	(13,218)
Deferred gain on sale of liquids gathering system	2,638	2,638
Contract settlement expense	—	(52,707)
Other income (expense), net	(245)	(147)
Total other (expense) income, net	(39,974)	(148,881)
Reorganization items, net	—	(57,546)
Income (loss) before income tax provision	47,927	(89,696)
Income tax provision	434	2
Net income (loss)	$47,493	$(89,698)
Basic earnings (loss) per share:
Net income (loss) per common share - basic	$0.24	$(1.12)
Fully diluted earnings (loss) per share:
Net income (loss) per common share - fully diluted	$0.24	$(1.12)
Weighted average common shares outstanding - basic	196,550	80,018
Weighted average common shares outstanding - fully diluted	196,550	80,018

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$17,782	$16,631
Restricted cash	1,573	1,638
Oil and gas revenue receivable	69,638	86,487
Joint interest billing and other receivables	20,603	16,616
Derivative assets	25,118	16,865
Income tax receivable	6,431	10,091
Inventory	18,962	13,450
Other current assets	4,161	5,647
Total current assets	164,268	167,425
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,415,948	1,325,068
Property, plant and equipment, net	10,215	9,569
Other assets	14,959	10,920
Total assets	$1,605,390	$1,512,982
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,688	$59,951
Accrued liabilities	72,628	80,268
Production taxes payable	74,974	51,352
Interest payable	41,578	24,406
Derivative liabilities	21,036	—
Capital cost accrual	24,434	32,513
Total current liabilities	289,338	248,490
Long-term debt	2,118,515	2,116,211
Deferred gain on sale of liquids gathering system	102,551	105,189
Other long-term obligations	191,721	197,728
Total liabilities	2,702,125	2,667,618
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock - no par value; authorized - unlimited; issued and outstanding - 197,053,583 and 196,346,736 at March 31, 2018 and December 31, 2017, respectively	2,126,727	2,116,018
Treasury stock	(49)	(49)
Retained loss	(3,223,413)	(3,270,605)
Total shareholders' deficit	(1,096,735)	(1,154,636)
Total liabilities and shareholders' equity	$1,605,390	$1,512,982

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U. S. dollars, except share data)

	Shares Issued and Outstanding (000's)	Common Stock	Retained Loss	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at December 31, 2016	80,017	$510,063	$(3,438,165)	$(49)	$(2,928,151)
Equitization of Holdco Notes	70,579	978,230	—	—	978,230
Rights Offering, including Backstop	44,390	573,774	—	—	573,774
Employee stock plan grants	10	—	—	—	—
Stock plan grants	2,191	26,673	—	—	26,673
Net share settlements	(840)	—	(9,580)	—	(9,580)
Fair value of employee stock plan grants	—	27,278	—	—	27,278
Net income	—	—	177,140	—	177,140
Balances at December 31, 2017	196,347	$2,116,018	$(3,270,605)	$(49)	$(1,154,636)
Stock plan grants	1,226	—	—	—	—
Net share settlements	(519)	—	(2,061)	—	(2,061)
Fair value of employee stock plan grants	—	10,709	—	—	10,709
Net income	—	—	47,493	—	47,493
Initial adoption of ASC 606	—	—	1,760	—	1,760
Balances at March 31, 2018	197,054	$2,126,727	$(3,223,413)	$(49)	$(1,096,735)

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Operating activities - cash provided by (used in):
Net income (loss) for the period	$47,493	$(89,698)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	50,540	31,753
Unrealized loss on commodity derivatives	7,606	13,218
Deferred gain on sale of liquids gathering system	(2,638)	(2,638)
Stock compensation	8,810	851
Non-cash reorganization items, net	—	43,576
Amortization of deferred financing costs	2,727	—
Other	209	172
Net changes in operating assets and liabilities:
Accounts receivable	12,561	14,680
Other current assets	2,485	203
Other non-current assets	30	—
Accounts payable	(5,263)	22,968
Accrued liabilities	(7,486)	38,691
Production taxes payable	23,622	18,512
Interest payable	17,172	85,339
Other long-term obligations	(12,708)	(8,292)
Income taxes payable/receivable	6,836	2,099
Net cash provided by operating activities	151,996	171,434
Investing Activities - cash provided by (used in):
Oil and gas property expenditures	(134,500)	(89,360)
Change in capital cost accrual	(8,079)	(919)
Inventory	(5,074)	(2,302)
Purchase of capital assets	(1,196)	(234)
Net cash used in investing activities	(148,849)	(92,815)
Financing activities - cash provided by (used in):
Borrowings under Credit Agreement	191,000	—
Payments under Credit Agreement	(191,000)	—
Repurchased shares/net share settlements	(2,061)	(44)
Net cash used in financing activities	(2,061)	(44)
Increase in cash during the period	1,086	78,575
Cash, cash equivalents, and restricted cash, beginning of period	18,269	405,049
Cash, cash equivalents and restricted cash, end of period	$19,355	$483,624

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted).

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of Yukon, Canada. The Company’s principal business activities are developing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of Wyoming and its oil reserves in the Uinta Basin in Utah.

1.  SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements, other than the balance sheet data as of December 31, 2017, are unaudited and were prepared from the Company’s records, but do not include all disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”). Balance sheet data as of December 31, 2017 was derived from the Company’s audited financial statements. The Company’s management believes that these financial statements include all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. The Company prepared these statements on a basis consistent with the Company’s annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by GAAP and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes to the Company’s most recent annual report on Form 10-K.

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

The Company follows ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and reports the change in cash, cash equivalents, and restricted cash in total on the Consolidated Statements of Cash Flows.  See the following table for a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows.

Current Presentation	March 31, 2018	March 31, 2017
Cash and Cash Equivalents	$17,782	$479,978
Restricted Cash	1,573	3,646
Total cash, cash equivalents, and restricted cash	$19,355	$483,624

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.  The Company did not incur a ceiling test write-down during the quarter ended March 31, 2018 or 2017.

(g) Inventories:  Inventory primarily includes $17.4 million in pipe and production equipment that will be utilized during the 2018 drilling program and $1.6 million in crude oil inventory for the quarter ended March 31, 2018.  Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location.  Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost.  The Company uses the weighted average method of recording its materials and supplies inventory.  Crude oil inventory is valued at lower of cost or market.

(h) Deferred Financing Costs: The Company follows ASU No. 2015-3, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and includes the costs for issuing debt, including issuance discounts, except those related to the Revolving Credit Facility (as defined below), as a direct deduction from the carrying amount of the related debt liability. Costs related to the issuance of the Revolving Credit Facility are recorded as an asset in the Consolidated Balance Sheets.

(i) Derivative Instruments and Hedging Activities:  The Company follows FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability in the Consolidated Balance Sheets, and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations.  The Company does not offset the value of its derivative arrangements with the same counterparty. See Note 7 for additional details.

(j) Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

(k) Earnings Per Share:  Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

Share-based payments subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share. Thus, they are not included in the diluted earnings per share denominator until the performance or market criteria are met. For the quarter ended March 31, 2018, the Company had 2.8 million contingently issuable shares that are not included in the diluted earnings per share denominator as the performance or market criteria have not been met. See Note 5 for additional details. There were no contingently issuable shares outstanding for the quarter ended March 31, 2017.

	For the Quarter Ended
	March 31,
	2018	2017
	(Share amounts in 000's)
Net income (loss)	$47,493	$(89,698)
Weighted average common shares outstanding - basic	196,550	80,018
Effect of dilutive instruments (1)	—	—
Weighted average common shares outstanding - diluted	196,550	80,018
Net income (loss) per common share - basic	$0.24	$(1.12)
Net income (loss) per common share - diluted	$0.24	$(1.12)
Number of shares not included in dilutive earnings per share that would have been anti-dilutive because the exercise price was greater than the average market price of the common shares	—	—

(1)  Due to the net loss for the quarter ended March 31, 2017, 0.5 million shares for options and restricted stock units were anti-dilutive and excluded from the computation of net loss per share.

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

(n) Fair Value Accounting:  The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements.  See Note 8 for additional details.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the full cost pool.  The asset retirement obligation is included within other long-term obligations in the accompanying Consolidated Balance Sheets.

(p) Revenue Recognition:  The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices.  On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all related amendments.  See Note 2 for additional details and disclosures related to the Company’s adoption of this standard.

(q) Other revenues: Other revenue is comprised of fees paid to us by the operators of the gas processing plants where our gas is processed.

(r) Capital Cost Accrual: The Company accrues for exploration and development costs in the period incurred, while payment may occur in a subsequent period.

(s) Reclassifications:  Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

(t) Recent Accounting Pronouncements:

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”).  The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information.  In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU No. 2018-01”), which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of this ASU and that were not previously accounted for as leases. For public companies, the standards will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 and ASU No. 2018-01 on its consolidated financial statements.

Stock Compensation.  In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU No. 2017-09”), which is intended to clarify and reduce diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted ASU 2017-09 on January 1, 2018 and is still evaluating the impact on the Company’s consolidated financial statements.

Derivatives.  In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”), which makes significant changes to the current hedge accounting rules.  The new guidance impacts the designation of hedging relationships; measurement of hedging relationships; presentation of the effects of hedging relationships; assessment of hedge effectiveness; and disclosures.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company does not expect the adoption of ASU No. 2017-12 to have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities - Oil and Gas - Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) using the modified retrospective method.  We recorded a net addition to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to changing from the entitlements method to the sales method to account for wellhead imbalances.  The impact to

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

revenues for the quarter ended March 31, 2018 is immaterial to the overall consolidated financial statements as a result of applying Topic 606.  The comparative information has not been restated and continues to be reported under the accounting standards for those periods.  See Note 2 for additional details related to the adoption of this standard. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an on-going basis.

2.  IMPACT OF ASC 606 ADOPTION

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement for the quarter ended March 31, 2018 is as follows:

	For the Quarter Ended March 31, 2018
	Under ASC 606	Under ASC 605	Increase/ (Decrease)
	(Amounts in 000's)
Revenues:
Natural gas sales	$181,462	$181,516	$(54)
Oil sales	41,284	41,284	—
Other revenues	2,628	2,628	—
Total operating revenues	225,374	225,428	(54)
Costs and expenses:
Production taxes	23,270	23,275	(5)
Gathering fees	23,055	23,061	(6)
Net income	$47,493	$47,536	$(43)

The change to sales of natural gas is due to the change from using the entitlements method for production imbalances to the sales method.  The Company evaluated the contracts for sales of oil and natural gas utilizing the principal vs agent indicators, noting no change in revenue recognition resulted from the analysis.

Revenue Recognition

Revenue from Contracts with Customers

Sales of oil and natural gas are recognized at the point control of the product is transferred to the customer, collectability is reasonably assured, and the performance obligations are satisfied. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price of the oil and natural gas fluctuates to remain competitive with other available oil and natural gas supplies.

Natural gas sales

We sell natural gas production at the tailgate of the processing plant or at a delivery point downstream, as specified in the contracts with our customers.  The production is sold at set volumes and we collect (i) an agreed upon index price, (ii) a specific index price adjusted for pricing differentials, or (iii) a set price.  We recognize revenue when control transfers to the purchaser at the tailgate of the processing plant or at the agreed-upon delivery point at the net price received. For these contracts, we have concluded that the Company is the principal for our net revenue interest share of the volumes being sold.  Gathering fees are performed prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Consolidated Statement of Operations.

Our working interest partners are considered the principal for their working interest shares.  They have the option to take in kind their volumes.  The Company may act as an agent and market the other partners’ share of the natural gas production.  If it does so, the Company is considered the agent and revenue is recorded at the Company’s net revenue interest in the production.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In conjunction with the adoption of ASC 606, for the quarter ended March 31, 2018, there was no material impact to the consolidated financial statements for natural gas sales.

Oil sales

We sell oil production at (a) the lease automatic custody transfer (LACT) meter for Wyoming condensate, (b) the tank battery for Utah wax/condensate, or (c) a delivery point downstream, as specified in the contracts with our customers.  The production is sold at set volumes and we collect (i) an agreed upon index price, net of pricing differentials or (ii) a set price.  We recognize revenue at the point when the customer takes control of the product.  For these contracts, we have concluded that the Company is the principal for its net revenue interest share of the volumes being sold.  Gathering fees are performed prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Consolidated Statement of Operations.  In conjunction with the adoption of ASC 606, for the quarter ended March 31, 2018, there was no change to the method used to recognize oil sales and there was no impact to the consolidated financial statements for oil sales.

Our working interest partners are considered the principal for their working interest shares.  They have the option to take in kind their volumes.  The Company may act as an agent and market the other partners’ share of the oil production.  If it does so, the Company is considered the agent and revenue is recorded at the Company’s net revenue interest in the production.

Other revenues

Our other revenue is comprised of fees paid to us by the operators of the gas processing plants where our gas is processed.  Control is transferred upon completion of the processing service.  The Company is considered the principal and revenue is recognized at the point in time that the control is transferred.  In conjunction with the adoption of ASC 606, for the quarter ended March 31, 2018, there was no change to the method used to recognize other processing revenues and there was no impact to the consolidated financial statements for other revenues.

Production imbalances

Previously, the Company elected to utilize the entitlements method to account for natural gas imbalances, which is no longer allowed under ASC 606.  In conjunction with the adoption of ASC 606, for the quarter ended March 31, 2018, there was no material impact to the consolidated financial statements due to this change in accounting for our production imbalances.

Transaction price allocated to remaining performance obligations

A significant number of our product sales are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606-10-50-14(a) which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the quarter ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  OIL AND GAS PROPERTIES AND EQUIPMENT:

	March 31,	December 31,
	2018	2017
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$11,353,426	$11,215,563
Less: Accumulated depletion, depreciation and amortization	(9,937,478)	(9,890,495)
	$1,415,948	$1,325,068

4.  DEBT AND OTHER LONG-TERM OBLIGATIONS:

	March 31,	December 31,
	2018	2017
Total Debt:
Term loan, secured due 2024	$975,000	$975,000
6.875% Senior, unsecured Notes due 2022	700,000	700,000
7.125% Senior, unsecured Notes due 2025	500,000	500,000
Credit Agreement	—	—
Long-term debt	2,175,000	2,175,000
Less: Deferred financing costs	(56,485)	(58,789)
Total long-term debt	$2,118,515	$2,116,211
Other long-term obligations:
Other long-term obligations	$191,721	$197,728

Ultra Resources, Inc.

Credit Agreement. In April 2017, Ultra Resources, Inc. (“Ultra Resources”), as the borrower, entered into a Credit Agreement (as amended, the “Credit Agreement”) with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent, and with the other lenders party thereto from time to time, providing for a revolving credit facility (the “Revolving Credit Facility”) for an aggregate amount of $400.0 million and an initial borrowing base of $1.2 billion (which limits the aggregate amount of first lien debt under the Revolving Credit Facility and the Term Loan Agreement (defined below)).  In September 2017, the administrative agent and the other lenders approved an increase in the borrowing base under the Credit Agreement from $1.2 billion to $1.4 billion as requested by the Company, which included an increase in the commitments under the Revolving Credit Facility to an aggregate amount of $425.0 million.  At March 31, 2018, Ultra Resources had no outstanding borrowings under the Revolving Credit Facility, total commitments under the Revolving Credit Facility of $425.0 million and a borrowing base of $1.4 billion.

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 20, 2018, Ultra Resources, the Bank of Montreal, as administrative agent, and the other lenders party thereto, entered into an amendment to the Credit Agreement (the “Second Amendment”), dated April 19, 2018, which among other things, reaffirmed the borrowing base at $1.4 billion.  There

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

are no scheduled borrowing base redeterminations until October 1, 2018.  As of April 25, 2018, lender commitments remain at $425.0 million.

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions, and has $50.0 million of the commitments available for the issuance of letters of credit.  The Company has currently utilized $34.5 million of the commitments available for the issuance of a letter of credit associated with the sale of the Pennsylvania assets that occurred during the fourth quarter of 2017. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points.  The interest rate remained the same for the Revolving Credit Facility subsequent to the approved commitments increase noted above.  The Revolving Credit Facility loans mature on January 12, 2022.

The Revolving Credit Facility requires Ultra Resources to maintain (i) an interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of 1.00 to 1.00; (iii) a consolidated net leverage ratio of  4.00 to 1.00, as of the last day of each fiscal quarter; and (iv) after the Company has obtained investment grade rating, an asset coverage ratio of 1.50 to 1.00. At March 31, 2018, Ultra Resources was in compliance with all of its debt covenants under the Revolving Credit Facility.

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 20, 2018, the Bank of Montreal, as administrative agent, and the other lenders party thereto, approved the Second Amendment, which among other things, amended the consolidated net leverage ratio covenant in the financial covenants portion of the Credit Agreement.  The changes to the consolidated net leverage ratio covenant provide that: (i) during the period beginning on the last day of the fiscal quarter ending June 30, 2018 and ending on the last day of the fiscal quarter ending June 30, 2019, the consolidated net leverage ratio cannot exceed 4.50 to 1.00; (ii) during the period beginning on the last day of the fiscal quarter ending September 30, 2019 and ending on the last day of the fiscal quarter ending December 31, 2019, the consolidated net leverage ratio cannot exceed 4.25 to 1.00; and (iii) beginning on the last day of the fiscal quarter ending March 31, 2020, the consolidated net leverage ratio cannot exceed 4.00 to 1.00.

In addition, pursuant to the Second Amendment, the Company will be subject to certain minimum hedging requirements.  During the period (i) beginning on June 30, 2018 and ending on September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from proved developed producing (“PDP”) reserves; and (ii) during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves.  Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement.

The Second Amendment also amends the definition of the term “Applicable Margin” as such term is used in the Credit Agreement.  The changes to the term “Applicable Margin” provide that if borrowings are outstanding during a period that the Company’s consolidated net leverage ratio exceeds 4.00 to 1.00 at the end of any fiscal quarter, the interest rate on such borrowings shall be at a per annum rate that is 0.25% higher than the rate that would otherwise apply until the Company has provided financial statements indicating that the consolidated net leverage ratio no longer exceeds 4.00 to 1.00.

Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees.

The Revolving Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, hedging requirements and other customary covenants.

The Revolving Credit Facility contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Revolving Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Revolving Credit Facility and any outstanding unfunded commitments may be terminated.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Term Loan. In April 2017, Ultra Resources, as borrower, entered into a Senior Secured Term Loan Agreement with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent, and the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million consisting of an initial term loan in the amount of $600.0 million and an incremental term loan in the amount of $200.0 million to be drawn immediately after the funding of the initial term loan.  In September 2017, the Company closed an incremental senior secured term loan offering of $175.0 million, increasing total borrowings under the Term Loan Agreement to $975.0 million.  As part of the Term Loan Agreement, Ultra Resources agreed to pay an original issue discount equal to one percent of the principal amount, which is included in the deferred financing costs noted above.  The Term Loan Agreement has capacity to increase the commitments subject to certain conditions.  At March 31, 2018, Ultra Resources had $975.0 million in outstanding borrowings under the Term Loan Agreement.

The Term Loan Agreement bears interest either at a rate equal to (a) a customary London interbank offered rate plus 300 basis points or (b) the base rate plus 200 basis points.  The Term Loan Agreement amortizes in equal quarterly installments in aggregate annual amounts equal to 0.25% of the aggregate principal amount beginning on June 30, 2019. The Term Loan Agreement matures on April 12, 2024.

The Term Loan Agreement is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include, without limitation, a prepayment requirement with the total net proceeds from certain asset sales and net proceeds on insurance received on account of any loss of Ultra Resources’ property or assets, in each case subject to certain exceptions. In addition, subject to certain exceptions, there is a prepayment requirement if the asset coverage ratio is less than 2.0 to 1.0. To the extent any mandatory prepayments are required, prepayments are applied to prepay the Term Loan Agreement.

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At March 31, 2018, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement.

The Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Term Loan Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.

Senior Notes. In April 2017, the Company issued $700.0 million of its 6.875% senior notes due 2022 (the “2022 Notes”) and $500.0 million of its 7.125% senior notes due 2025 (the “2025 Notes,” and together with the 2022 Notes, the “Notes”) and entered into an Indenture, dated April 12, 2017 (the “Indenture”), among Ultra Resources, as issuer, and the Company and its subsidiaries, as guarantors. The Notes are treated as a single class of securities under the Indenture.

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

Prior to April 15, 2019, Ultra Resources may, at any time or from time to time, redeem in the aggregate up to 35% of the aggregate principal amount of the 2022 Notes, in an amount no greater than the net cash proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the original principal amount of the 2022 Notes remains outstanding and the redemption occurs within 180 days of the closing of such equity offering. In addition, before April 15, 2019, Ultra Resources may redeem all or a part of the 2022 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or after April 15, 2019, Ultra Resources may redeem all or a part of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.438% for the twelve-month period beginning on April 15, 2019, 101.719% for the twelve-month period beginning

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

April 15, 2020, and 100.000% for the twelve-month period beginning April 15, 2021 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.

Prior to April 15, 2020, Ultra Resources may, at any time or from time to time, redeem in the aggregate up to 35% of the aggregate principal amount of the 2025 Notes, in an amount no greater than the net cash proceeds of certain equity offerings at a redemption price of 107.125% of the principal amount of the 2025 Notes, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the original principal amount of the 2025 Notes remains outstanding and the redemption occurs within 180 days of the closing of such equity offering. In addition, before April 15, 2020, Ultra Resources may redeem all or a part of the 2025 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or after April 15, 2019, Ultra Resources may redeem all or a part of the 2025 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.344% for the twelve-month period beginning on April 15, 2020, 103.563% for the twelve-month period beginning April 15, 2021, 101.781% for the twelve-month period beginning April 15, 2022, and 100.000% for the twelve-month period beginning April 15, 2023 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2025 Notes.

If Ultra Resources experiences certain change of control triggering events as set forth in the Indenture, each holder of the Notes may require Ultra Resources to repurchase all or a portion of its Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued but unpaid interest to the date of repurchase.

The Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) enter into agreements that restrict distributions from certain restricted subsidiaries and the consummation of mergers and consolidations; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Indenture); and (vii) create unrestricted subsidiaries. The covenants in the Indenture are subject to important exceptions and qualifications. Subject to conditions, the Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc. At March 31, 2018, Ultra Resources was in compliance with all of its debt covenants under the Notes.

The Indenture contains customary events of default. Unless otherwise noted in the Indenture, upon a continuing event of default, the trustee under the Indenture (the “Trustee”), by notice to the Company, or the holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Company and the Trustee, may, declare the Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Company, any Significant Subsidiary (as defined in the Indenture) or group of Restricted Subsidiaries (as defined in the Indenture), that taken together would constitute a Significant Subsidiary, will automatically cause the Notes to become due and payable.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.  SHARE BASED COMPENSATION:

Valuation and Expense Information

	For the Quarter Ended
	Ended March 31,
	2018	2017
Total cost of share-based payment plans	$10,910	$1,211
Amounts capitalized in oil and gas properties and equipment	$2,100	$360
Amounts charged against income, before income tax benefit	$8,810	$851
Amount of related income tax benefit recognized in income before valuation allowance	$1,850	$339

Performance Share Plans:

2017 Stock Incentive Plan.  In April 2017, the Ultra Petroleum Corp. 2017 Stock Incentive Plan (“2017 Stock Incentive Plan”) was established pursuant to which 7.5% of the equity in the Company (on a fully-diluted/fully-distributed basis) is reserved for grants to be made from time to time to the directors, officers, and other employees of the Company (the “Reserve”).  During 2017, Management Incentive Plan Grants (the “Initial MIP Grants”) were made to members of the board of directors (the “Board”), officers, and other employees of the Company subject to the conditions and performance requirements provided in the grants, including the limitations that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds 110% of $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, and, that if any Initial MIP Grants do not vest before the fifth anniversary of the Effective Date, as defined in Note 10, such Initial MIP Grants shall automatically expire.  The balance of the Reserve is available to be granted by the Board from time to time.

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

Expense. For the quarter ended March 31, 2018, the Company recognized $8.8 million in pre-tax compensation expense, of which $8.6 million related to the Initial MIP Grants. During the quarter ended March 31, 2017, the Company recognized $0.9 million in pre-tax compensation expense, of which $0.7 million related to the awards of restricted stock units under the Company’s 2015 long-term incentive plan. The Company expects the total expense associated with the portion of the Initial MIP Grant that vests if the $6.0 billion total enterprise value performance requirement is satisfied to be $21.4 million and the portion of the Initial MIP Grant that vests if the $6.6 billion total enterprise value performance requirement is satisfied to be $20.3 million, respectively.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.  INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 21% due primarily to valuation allowances. During the year ended December 31, 2017, the Company recorded an expected benefit for the recovery of the Company’s carryforward Alternative Minimum Tax (“AMT”) credits. During the quarter ended March 31, 2018, the Company recorded income tax expense of approximately $0.4 million related to the Internal Revenue Service effect of a 6.6% sequestration rate on the expected AMT credit.

The Company has recorded a valuation allowance against all deferred tax assets as of March 31, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law.  The new legislation, which became effective on January 1, 2018, decreased the U.S. corporate federal income tax rate from 35% to 21%. The TCJA also included a number of provisions, including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the AMT regime, the limitation on the deductibility of certain expenses, including interest expense, and changes in the way that capital costs are recovered.

Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, further implications of TCJA may be identified in future periods.  Amounts recorded in the consolidated financial statements are provisional.

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

The Company’s hedging policy limits the volumes hedged to not be greater than 50% of its forecasted production volumes without Board approval. During the quarter ended March 31, 2018, the Board approved all commodity derivative hedge contracts for volumes exceeding 50% of forecasted production volumes.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivative Contracts:  At March 31, 2018, the Company had the following open commodity derivative contracts to manage commodity price risks.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty.  For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price /MMBTU	Fair Value - March 31, 2018
Natural Gas					Asset (Liability)
Fixed price swaps
	NYMEX-Henry Hub	Apr - Oct 2018	770,000	$2.88	$13,951
	NYMEX-Henry Hub	Nov - Dec 2018	290,000	$2.87	(1,485)
	NYMEX-Henry Hub	Nov 2018 - Mar 2019	350,000	$2.95	(2,734)
	NYMEX-Henry Hub	Jan - Mar 2019	250,000	$3.02	(441)
	NYMEX-Henry Hub	Jan - Dec 2019	100,000	$2.79	(217)
	NYMEX-Henry Hub	Nov 2018 - Dec 2019	70,000	$2.80	(377)

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Differential /MMBTU	Fair Value - March 31, 2018
Natural Gas					Asset (Liability)
Basis swap contracts (1)
	NW Rockies Basis Swap	Apr - Oct 2018	140,000	$(0.62)	$4,640
	NW Rockies Basis Swap	Apr - Dec 2018	50,000	$(0.65)	1,506
	NW Rockies Basis Swap	Apr 2018- Dec 2019	70,000	$(0.78)	(112)
	NW Rockies Basis Swap	Jan-Dec 2019	50,000	$(0.76)	488

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price /Bbls	Fair Value - March 31, 2018
Crude Oil					Asset (Liability)
Fixed price swaps
	NYMEX-WTI	Apr - Dec 2018	5,000	$60.25	$(4,075)
	NYMEX-WTI	Jan - Mar 2019	3,000	$58.76	(422)
	NYMEX-WTI	Jan - June 2019	1,000	$57.70	(365)
	NYMEX-WTI	Jan - Dec 2019	1,000	$56.75	(701)
	NYMEX-WTI	Apr - June 2019	2,000	$58.21	(173)
	NYMEX-WTI	July - Sep 2019	1,000	$57.75	(34)
	NYMEX-WTI	Apr 2018-Mar 2020	1,000	$60.05	(88)
(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Subsequent to March 31, 2018 and through April 25, 2018, the Company has entered into the following open commodity derivative contracts to manage commodity price risk.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price /MMBTU
Natural Gas
Fixed price swaps
	NYMEX-Henry Hub	Nov 2018-Mar 2019	50,000	$2.98
	NYMEX-Henry Hub	Apr 2019-Mar 2020	50,000	$2.77
Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Differential /MMBTU
Natural Gas
Basis swap contracts (1)
	NW Rockies Basis Swap	May-Oct 2018	70,000	$(0.77)
	NW Rockies Basis Swap	May-Dec 2018	70,000	$(0.78)
	NW Rockies Basis Swap	Dec 2018-Mar 2019	90,000	$(0.69)
	NW Rockies Basis Swap	Jan - Mar 2019	40,000	$(0.71)
Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price /Bbls
Crude Oil
Fixed price swaps
	NYMEX-WTI	May-June 2018	500	$64.88
	NYMEX-WTI	June 2018	400	$66.40
	NYMEX-WTI	July-Sep 2018	500	$65.23
	NYMEX-WTI	Oct-Dec 2018	500	$63.25
	NYMEX-WTI	July-Sep 2019	1,000	$59.80
(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017:

	For the Quarter Ended
	Ended March 31,
Commodity Derivatives:	2018	2017
Realized gain on commodity derivatives - natural gas (1)	$1,446	$—
Realized loss on commodity derivatives - oil (1)	(370)	—
Unrealized loss on commodity derivatives (1)	(7,606)	(13,218)
Total loss on commodity derivatives	$(6,530)	$(13,218)

(1)	Included in Loss on commodity derivatives in the Consolidated Statements of Operations.

The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts and the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.  FAIR VALUE MEASUREMENTS:

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

Level 3:	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$25,118	$—	$25,118
Long-term derivative asset (1)	—	7,697	—	7,697
Total derivative instruments	$—	$32,815	$—	$32,815

Liabilities:
Current derivative liability	$—	$21,036	$—	$21,036
Long-term derivative liability (2)	—	2,418	—	2,418
Total derivative instruments	$—	$23,454	$—	$23,454
(1)	Included in other assets in the Consolidated Balance Sheet.
(2)	Included in other long-term obligations in the Consolidated Balance Sheet.

The Company entered into commodity derivative contracts and as a result, we expose ourselves to counterparty credit risk.  Credit risk is the potential failure of the counterparty to perform under the terms of a derivative contract.  In order to minimize our credit risk in derivative instruments, we (i) enter into derivative contracts with counterparties that our management has deemed credit worthy as competent and competitive market makers and (ii) routinely monitor and review the credit of our counterparties.  In addition, each of our current counterparties are lenders under our Revolving Credit Facility.  We believe that all of our counterparties are of substantial credit quality.  Other than as provided in our Revolving Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of March 31, 2018, we did not have any past-due receivables from, or payables to, any of the counterparties of our derivative contracts.

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

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term loan, secured, due April 2024	$975,000	$972,563	$975,000	$975,000
6.875% Notes, unsecured, due April 2022, issued 2017	700,000	610,316	700,000	701,750
7.125% Notes, unsecured, due April 2025, issued 2017	500,000	410,000	500,000	505,000
Credit Facility, secured, due January 2022	—	—	—	—
	$2,175,000	$1,992,879	$2,175,000	$2,181,750

9.  COMMITMENTS AND CONTINGENCIES:

The Plan (defined below) provides for the treatment of claims against our bankruptcy estates, including claims for prepetition liabilities that have not otherwise been satisfied or addressed before we emerged from chapter 11 proceedings. As noted in this Quarterly Report on Form 10-Q, the claims resolution process associated with our chapter 11 proceedings is on-going, and we expect it to continue for an indefinite period of time.

Pending Claims – Ultra Resources Indebtedness

Our chapter 11 filings as described in Note 10 constituted events of default under Ultra Resources’ prepetition debt agreements. During our bankruptcy proceedings, many holders of this indebtedness filed proofs of claim with the Bankruptcy Court (as defined in Note 10), asserting various claims against us, including claims for unpaid postpetition interest (including interest at the default rates under the prepetition debt agreements), make-whole amounts, and other fees and obligations allegedly arising under the prepetition debt agreements. We disputed the claims made by the holders of the Ultra Resources’ indebtedness for certain make-whole amounts and post-petition interest at the default rates provided for in the prepetition debt agreements. As previously disclosed, on September 22, 2017, the Bankruptcy Court denied our objection to the pending make-whole and postpetition interest claims.  Further, on October 6, 2017, the Bankruptcy Court entered an order requiring us to distribute amounts attributable to the disputed claims to the applicable parties.  Pursuant to the order, on October 12, 2017, we distributed $399.0 million from a $400.0 million reserve fund set up in connection with our emergence from chapter 11 proceedings to the parties asserting the make-whole and post-petition interest claims and $1.3 million (the balance remaining after distributions to the parties asserting claims) was returned to the Company.  The disbursement of $399.0 million was comprised of $223.8 million representing the fees owed under the make-whole claims described above and $175.2 million representing postpetition interest at the default rate.  The Company is appealing the court order denying its objections to these claims, but it is not possible to determine the ultimate disposition of these matters at this time.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the U.S. Department of the Interior’s Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under federal oil and gas leases.  ONRR also filed a proof of claim in our bankruptcy proceedings asserting approximately $35.1 million in claims related to these matters.  We dispute the preliminary determination and the proof of claim.  We have notified ONRR of several matters we believe ONRR may not have considered in preparing the preliminary determination notice, and we continue to be in discussions with ONRR related to these matters. This claim and the preliminary determination notice could ultimately result in us being ordered to pay additional royalty to ONRR for prior, current and future periods.  The Company is

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

not able to determine the likelihood or range of any additional royalties or, if and when assessed, whether such amounts would be material.

Oil Sales Contract

On April 29, 2016, the Company received a letter from counsel to Sunoco Partners Marketing & Terminals L.P. (“SPMT”) asserting that (1) we had breached, by anticipatory repudiation, a contract for the purchase and sale of crude oil between Ultra Resources and SPMT and (2) the contract was terminated. In the letter, SPMT demanded payment for damages resulting from the breach in the amount of $38.6 million. On August 31, 2016, SPMT filed a proof of claim with the Bankruptcy Court for $16.9 million. On December 13, 2016, we filed an objection to SPMT’s proof of claim, and on December 14, 2016, we filed an adversary proceeding against SPMT related to matters we believe constitute breach of contract by SPMT during the prepetition period (as amended, the “Sunoco Adversary”).  In its April 25, 2017 reply to the Sunoco Adversary complaint, Sunoco asserted a counterclaim for matters addressed in its proof of claim.  Litigation related to this matter is proceeding in the Bankruptcy Court. At this time, we are not able to determine the likelihood or range of damages owed to SPMT, if any, related to this matter, or, if and when such amounts are assessed, whether such amounts would be material.

Other Claims

We are also party to various disputes with respect to certain overriding royalty and net profits interests in certain of our operated leases in Pinedale, Wyoming. At this time, no determination of the outcome of these claims can be made, and we cannot reasonably estimate the potential impact of these claims. We are defending all these claims vigorously, and we expect these claims to be resolved in our chapter 11 proceedings. In addition, we are currently involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, we believe the resolution of all such routine disputes and allegations is not likely to have a material adverse effect on our financial position or results of operations.

10.  CHAPTER 11 PROCEEDINGS

Voluntary Reorganization Under Chapter 11

On April 29, 2016 (the “Petition Date”), the Company and its subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.).

On February 13, 2017, the Bankruptcy Court approved our amended Disclosure Statement (by order subsequently amended on February 21, 2017), on March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”), and on April 12, 2017 (the “Effective Date”), we emerged from bankruptcy.

Plan of Reorganization

Pursuant to the Plan, the significant transactions that occurred upon our emergence from chapter 11 proceedings were as follows:

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

•

On the Effective Date, the claims of $450.0 million related to the unsecured 5.75% Senior Notes due 2018 (the “2018 Notes”) and $850.0 million related to the unsecured 6.125% Senior Notes due 2024 (the “2024 Notes”) were allowed in full, each holder of a claim related to the 2018 Notes and the 2024 Notes received a distribution of common stock in the amount of such holder’s applicable claim, and the Company’s obligations under the 2018 Notes and the 2024 Notes were cancelled and extinguished as provided in the Plan.

•	On the Effective Date, we consummated the Rights Offering and the Debt Financings and, as noted above, emerged from bankruptcy.

Fresh Start Accounting

As previously disclosed, we were not required to apply fresh start accounting to our financial statements in connection with our emergence from bankruptcy because the reorganization value of our assets immediately prior to confirmation of the Plan exceeded our aggregate postpetition liabilities and allowed claims.

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

Costs of Reorganization

During 2017, we incurred significant costs associated with our reorganization and the chapter 11 proceedings. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the quarter ended March 31, 2017:

For the Quarter Ended
March 31, 2017
Professional fees	$(57,691)
Other (1)	145
Total Reorganization items, net	$(57,546)

(1)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.  SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to March 31, 2018 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below.

Credit Agreement

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 20, 2018, the Bank of Montreal, as administrative agent, and the other parties thereto, approved the Second Amendment to the Credit Agreement, which, among other things, included the following:

(i)	The Borrowing Base (as defined in the Credit Agreement) was reaffirmed at $1.4 billion.
(ii)

The Consolidated Net Leverage Ratio (the “Leverage Ratio”) covenant was amended to state that: (i) during the period beginning on the last day of the fiscal quarter ending June 30, 2018 and ending on the last day of the fiscal quarter ending June 30, 2019, the Company will not permit the Leverage Ratio to exceed 4.50 to 1.00; (ii) during the period beginning on the last day of the fiscal quarter ending September 30, 2019 and ending on the last day of the fiscal quarter ending December 31, 2019, the Company will not permit the Leverage Ratio to exceed 4.25 to 1.00; and (iii) beginning on the last day of the fiscal quarter ending March 31, 2020, the Company will not permit the Leverage Ratio to exceed 4.00 to 1.00.  As part of the Second Amendment, the Company will be subject to certain minimum hedging requirements.  During the period (i) beginning on June 30, 2018 and ending on September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volume of natural gas from PDP reserves; and (ii) during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volume of natural gas from PDP reserves.  Beginning on April 1, 2020, the Company will no longer be subject to a minimum hedging requirement.

(iii)

The Applicable Margin (as defined in the Credit Agreement) was modified to state that if borrowings are outstanding during a period that the Company’s Leverage Ratio exceeds 4.00 to 1.00 at the end of any fiscal quarter, the interest rate on such borrowings shall be at a per annum rate that is 0.25% higher than the rate that would otherwise apply until the Company has provided financial statements indicating that the Leverage Ratio no longer exceeds 4.00 to 1.00.

The summary of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Second Amendment, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 20, 2018 and is incorporated by reference herein.

Closing of Houston Office

On May 10, 2018, the Company announced the closing of the Houston, Texas office and the relocation of the Company’s corporate headquarters from Houston to Englewood, Colorado, effective September 30, 2018.  The office closure is expected to result in a workforce reduction impacting up to 14 employees.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. (the “Company”) is an independent exploration and production company focused on developing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of Wyoming and its oil reserves in the Uinta Basin in Utah. The Company operates in one industry segment, natural gas and oil exploration and development, within one geographical segment, the United States.

Substantially all of the Company’s oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. The Company continues to focus on improving its drilling and production results through gaining efficiencies with the use of advanced technologies, detailed technical analysis of its properties and leveraging its experience into improved operational efficiencies.  Inflation has not had, nor is it expected to have in the foreseeable future, a material impact on the Company’s results of operations.

The Company currently generates its revenue, earnings and cash flow primarily from the production and sales of natural gas and condensate from its properties in southwest Wyoming with a portion of the Company’s revenues coming from oil sales from its properties in the Uinta Basin in Utah.

The prices of oil and natural gas are critical factors to the Company’s business. The prices of oil and natural gas have historically been volatile, and this volatility could be detrimental to the Company’s financial performance.  As a result, from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements and/or fixed price forward physical delivery contracts for natural gas and oil. See Note 7 for additional details.

During the quarter ended March 31, 2018, the average price realization for the Company’s natural gas was $2.68 per Mcf, including realized gains and losses on commodity derivatives, compared with $3.15 per Mcf during the quarter ended March 31, 2017.  The Company’s average price realization for natural gas was $2.66 per Mcf, excluding the realized gains and losses on commodity derivatives during the quarter ended March 31, 2018, as compared with $3.15 per Mcf during the quarter ended March 31, 2017.

During the quarter ended March 31, 2018, the average price realization for the Company’s oil was $60.36 per barrel, including realized gains and losses on commodity derivatives, compared to $47.29 per barrel during the quarter ended March 31, 2017.  The Company’s average price realization for oil was $60.90 per barrel, excluding the realized gains and losses on commodity derivatives during the quarter ended March 31, 2018, as compared with $47.29 per barrel during the quarter ended March 31, 2017.

2017 Chapter 11 Proceedings

As discussed in Note 10, the Company emerged from chapter 11 proceedings during the year ended December 31, 2017.  The effects of the Plan (defined below) were included in the Consolidated Financial Statements as of December 31, 2017 and the related adjustments thereto were recorded in our Consolidated Statement of Operations as reorganization items for the quarter ended March 31, 2017.

Voluntary Reorganization Under Chapter 11

On April 29, 2016 (the “Petition Date”), the Company and its subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.).

On February 13, 2017, the Bankruptcy Court approved our amended Disclosure Statement (by order subsequently amended on February 21, 2017), on March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”), and on April 12, 2017 (the “Effective Date”), we emerged from bankruptcy. See Note 10 for additional details.

Plan of Reorganization

Pursuant to the Plan:

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

•

On the Effective Date, the claims of $450.0 million related to the unsecured 5.75% Senior Notes due 2018 (the “2018 Notes”) and $850.0 million related to the unsecured 6.125% Senior Notes due 2024 (the “2024 Notes”) were allowed in full. Each holder of a claim related to the 2018 Notes and the 2024 Notes received a distribution of common stock in the amount of such holder’s applicable claim, and the Company’s obligations under the 2018 Notes and the 2024 Notes were cancelled and extinguished as provided in the Plan.

•	On the Effective Date, we consummated the Rights Offering and the Debt Financings and, as noted above, emerged from bankruptcy.

Fresh Start Accounting

As previously disclosed, we were not required to apply fresh start accounting to our financial statements in connection with our emergence from bankruptcy because the reorganization value of our assets immediately prior to confirmation of the Plan exceeded our aggregate postpetition liabilities and allowed claims.

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

Costs of Reorganization

During 2017, we incurred significant costs associated with our reorganization and the chapter 11 proceedings. For additional information about the costs of our reorganization and chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the quarter ended March 31, 2017:

For the Quarter Ended
March 31, 2017
Professional fees	$(57,691)
Other (1)	145
Total Reorganization items, net	$(57,546)

(1)Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$25,118	$—	$25,118
Long-term derivative asset (1)	—	7,697	—	7,697
Total derivative instruments	$—	$32,815	$—	$32,815

Liabilities:
Current derivative liability	$—	$21,036	$—	$21,036
Long-term derivative liability (2)	—	2,418	—	2,418
Total derivative instruments	$—	$23,454	$—	$23,454
(1)	Included in other assets in the Consolidated Balance Sheet.
(2)	Included in other long-term obligations in the Consolidated Balance Sheet.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the quarter ended March 31, 2018 and 2017 was $8.8 million and $0.9 million, respectively. See Note 5 for additional details.

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

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The Company did not have any write-downs related to the full cost ceiling limitation during the quarter ended March 31, 2018  or 2017.

Revenue Recognition.  The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices. During the quarter ended March 31, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all related amendments.  See Note 2 for additional details and disclosures related to the Company’s adoption of this standard.

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

During the year ended December 31, 2017, the Company recorded an expected benefit for the recovery of the Company’s carryforward Alternative Minimum Tax (“AMT”) credits.  During the quarter ended March 31, 2018, the Company recorded income tax expense of approximately $0.4 million related to the Internal Revenue Service effect of a 6.6% sequestration rate on the expected AMT credit

The Company has recorded a valuation allowance against all of its deferred tax assets as of March 31, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law.  The new legislation, which became effective on January 1, 2018, decreased the U.S. corporate federal income tax rate from 35% to 21%.  The TCJA also included a number of provisions, including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the AMT regime, the limitation on the deductibility of certain expenses, including interest expense, and changes in the way that capital costs are recovered.

Deferred Financing Costs.  The Company follows ASU No. 2015-3, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and includes the costs for issuing debt, including issuance discounts, except those related to the Revolving Credit Facility, as a direct deduction from the carrying amount of the related debt liability. Costs related to the issuance of the Revolving Credit Facility are recorded as an asset in the Consolidated Balance Sheets.

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

Recent accounting pronouncements:

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”).  The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information.  In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU No. 2018-01”), which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of this ASU and that were not previously accounted for as leases.  For public companies, the standards will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 and ASU No. 2018-01 on its consolidated financial statements.

Stock Compensation.  In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU No. 2017-09”), which is intended to clarify and reduce diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted ASU 2017-09 on January 1, 2018 and is still evaluating the impact on the Company’s consolidated financial statements.

Derivatives.  In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”), which makes significant changes to the current hedge accounting rules.  The new guidance impacts the designation of hedging relationships; measurement of hedging relationships; presentation of the effects of hedging relationships; assessment of hedge effectiveness; and disclosures.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company does not expect the adoption of ASU No. 2017-12 to have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities - Oil and Gas - Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) to all contracts entered into in 2017 using the modified retrospective method.  We recorded a net addition to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to changing from the entitlements method to the sales method to account for wellhead imbalances.  The impact to revenues for the quarter ended March 31, 2018 is immaterial to the overall consolidated financial statements as a result of applying Topic 606.  The comparative information has not been restated and continues to be reported under the accounting standards for those periods.  See Note 2 for further details related to the adoption of this standard. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an on-going basis.

RESULTS OF OPERATIONS:

	For the Quarter Ended
	Ended March 31,		%
	2018	2017	Variance
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	68,233	59,989	14%
Crude oil and condensate (Bbl)	678	663	2%
Total production (Mcfe)	72,301	63,967	13%
Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$2.66	$3.15	(16)%
Natural gas ($/Mcf, including realized hedges)	$2.68	$3.15	(15)%
Oil and condensate ($/Bbl, excluding hedges)	$60.90	$47.29	29%
Oil and condensate ($/Bbl, including realized hedges)	$60.36	$47.29	28%
Revenues:
Natural gas sales	$181,462	$188,851	(4)%
Oil sales	41,284	31,348	32%
Other revenues	2,628	759	246%
Total operating revenues	$225,374	$220,958	2%
Derivatives:
Realized gain on commodity derivatives	$1,076	$—	n/a
Unrealized loss on commodity derivatives	(7,606)	(13,218)	(42)%
Total loss on commodity derivatives	$(6,530)	$(13,218)	(51)%
Operating Costs and Expenses:
Lease operating expenses	$21,764	$23,136	(6)%
Facility lease expense	$6,156	$5,226	18%
Production taxes	$23,270	$22,132	5%
Gathering fees	$23,055	$20,929	10%
Depletion, depreciation and amortization	$50,540	$31,753	59%
General and administrative expenses	$12,688	$1,051	1107%
Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.30	$0.36	(17)%
Facility lease expense	$0.09	$0.08	13%
Production taxes	$0.32	$0.35	(9)%
Gathering fees	$0.32	$0.33	(3)%
Depletion, depreciation and amortization	$0.70	$0.50	40%
General and administrative expenses	$0.18	$0.02	800%

Quarter Ended March 31, 2018 vs. Quarter Ended March 31, 2017

Production, Commodity Derivatives and Revenues:

Production.  During the quarter ended March 31, 2018, total production increased on a gas equivalent basis to 72.3 Bcfe compared to 64.0 Bcfe for the same period in 2017. The increase is primarily attributable to an increase in capital investment and development activity, partially offset by a decrease in Mcf/day due to the sale of the non-core assets in Pennsylvania during the fourth quarter of 2017.

Commodity Prices – Natural Gas.  During the quarter ended March 31, 2018, realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 15% to $2.68 per Mcf as compared to $3.15 per Mcf for the same period in 2017.  The Company has entered into various natural gas price commodity derivative contracts with contract periods extending through the first quarter of 2020. See Note 7 for additional details.  During the quarter ended March 31, 2018, the Company’s average price for natural gas was $2.66 per Mcf as compared to $3.15 per Mcf for the same period in 2017.

Commodity Prices – Oil.  During the quarter ended March 31, 2018, the average price realization for the Company’s oil, including realized gains and losses on commodity derivatives, increased to $60.36 per barrel as compared to $47.29 per barrel for the same period in 2017. The Company has entered into various oil price commodity derivative contracts with contract periods extending through the first quarter of 2020. See Note 7 for additional details During the quarter ended March 31, 2018, the Company’s average price for oil was $60.90 per barrel as compared to $47.29 per barrel for the same period in 2017.

Revenues.  During the quarter ended March 31, 2018, revenues increased to $225.4 million as compared to $221.0 million for the same period in 2017.  This increase is primarily attributable to an increase in total production, partially offset by the decrease in average natural gas prices.

Operating Costs and Expenses:

Lease Operating Expense.  Lease operating expense (“LOE”) decreased to $21.8 million during the first quarter of 2018 compared to $23.1 million during the same period in 2017 primarily related to field efficiencies in Wyoming and the sale of the non-core assets in Pennsylvania during the fourth quarter of 2017. On a unit of production basis, LOE costs decreased to $0.30 per Mcfe during the first quarter of 2018 compared with $0.36 per Mcfe during the first quarter of 2017.

Facility Lease Expense.  During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index), which may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the quarter ended March 31, 2018, the Company recognized operating lease expense associated with the Lease Agreement of $6.2 million, or $0.09 per Mcfe, as compared to $5.2 million, or $0.08 per Mcfe for the same period in 2017.

Production Taxes.  During the quarter ended March 31, 2018, production taxes increased to $23.3 million compared to $22.1 million during the same period in 2017, or $0.32 per Mcfe compared to $0.35 per Mcfe, respectively. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 10.3% of revenues for the quarter ended March 31, 2018 and 10.0% of revenues for the same period in 2017.  The decrease in per unit taxes was primarily attributable to decreased natural gas prices during the quarter ended March 31, 2018 as compared to the same period in 2017.

Gathering Fees.  During the quarter ended March 31, 2018, gathering fees increased to $23.1 million compared to $20.9 million during the same period in 2017, largely related to increased production.  On a per unit basis, gathering fees decreased to $0.32 per Mcfe for the quarter ended March 31, 2018 compared with $0.33 per Mcfe for the same period in 2017.

Depletion, Depreciation and Amortization.  During the quarter ended March 31, 2018, DD&A expense increased to $50.5 million compared to $31.8 million for the same period in 2017.  The increase is primarily attributable to the recognition of proved undeveloped properties during the quarter ended March 31, 2018, as the Company had not emerged from chapter 11 proceedings during the same period in 2017.  On a unit of production basis, the DD&A rate increased to $0.70 per Mcfe for the quarter ended March 31, 2018 compared to $0.50 per Mcfe for the same period in 2017.

General and Administrative Expenses. During the quarter ended March 31, 2018, general and administrative expenses increased to $12.7 million as compared to $1.1 million for the same period in 2017. The increase is primarily attributable to the cash severance payment of $3.8 million and the vesting and delivery of 1,226,102 shares of common stock to Mr. Michael D. Watford, the Company’s former chief executive officer, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as non-cash stock incentive compensation expense incurred as part of the 2017 Stock Incentive Plan. See Note 5 for additional details.  On a per unit basis, general and administrative expenses increased to $0.18 per Mcfe for the quarter ended March 31, 2018 compared to $0.02 per Mcfe for the same period in 2017.

Other Income and Expenses:

Interest Expense.  During the quarter ended March 31, 2018, interest expense of $35.8 million decreased as compared to $85.4 million during the same period in 2017.  The decrease is primarily attributable to recurring interest expense on the Revolving Credit Facility, Term Loan Agreement, and the Notes, as compared to non-recurring accrued postpetition interest recognized in the quarter ended March 31, 2017 for the period beginning from April 29, 2016 through March 31, 2017, which related to our chapter 11 proceedings.  See Note 4 for additional details related to the Revolving Credit Facility, Term Loan Agreement, and the Notes, and see Note 10 for additional details related to our chapter 11 proceedings.

Contract Settlement Expense.  During the quarter ended March 31, 2017, the Company incurred $52.7 million in expense primarily related to the Sempra Rockies Marketing, LLC (“Sempra”) settlement.  Sempra filed a claim in 2016 against the Company in regard to an alleged breach of contract, and the Company reached a settlement in April 2017.  There were no material contract settlement expenses for the same period in 2018.

Deferred Gain on Sale of Liquids Gathering System.  During the quarters ended March 31, 2018 and 2017, the Company recognized $2.6 million in deferred gain on sale of the liquids gathering system relating to the sale of a system of pipelines and central gathering facilities and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Loss on Commodity Derivatives. During the quarter ended March 31, 2018, the Company recognized a loss of $6.5 million, as compared to $13.2 million related to commodity derivatives for the same period in 2017. Of this total, the Company recognized $1.1 million related to realized gain on commodity derivatives during the quarter ended March 31, 2018 compared with no realized gains or losses on commodity derivatives during the same period in 2017. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss of $7.6 million on commodity derivatives during the quarter ended March 31, 2018,  as compared $13.2 million during the same period in 2017. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.  See Note 7 for additional details.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net was $57.5 million during the quarter ended March 31, 2017.  The $57.5 million incurred relates to professional fees associated with the Company’s chapter 11 proceedings. See Note 10 for additional details.

Income (Loss) from Continuing Operations:

Pretax Income (Loss).  During the quarter ended March 31, 2018, the Company recognized income before income taxes of $47.9 million compared with a loss before income taxes of $89.7 million for the same period in 2017. The increase in earnings is largely attributable to the increase in revenues as a result of increased production during the quarter ended March 31, 2018 as well as the effect of non-recurring expenses related to the reorganization and increased interest expense during the same period in 2017.

Income Taxes.   The Company recorded $0.4 million in income tax expense related to the revised sequestration rate of 6.6% on the expected AMT credit.  The Company has recorded a valuation allowance against all deferred tax assets as of March 31, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income.

At December 31, 2017, the Company had approximately $2.1 billion of U.S. federal tax net operating loss carryforwards that expire at various dates from 2033 through 2037 and approximately $102.2 million of Utah state tax net operating loss carryforwards that expire at various dates from 2033 through 2037.

Given the significant complexity of the TCJA and anticipated additional implementation guidance from the Internal Revenue Service, further implications of TCJA may be identified in future periods.  Amounts recorded in the consolidated financial statements are provisional.

Net Income (Loss).  For the quarter ended March 31, 2018, the Company recognized net income of $47.5 million, or $0.24 per diluted share, as compared with a net loss of $89.7 million, or $1.12 per diluted share, for the same period in 2017. The increase in earnings is largely attributable to the increase in revenues as a result of increased production during the quarter ended March 31, 2018 as well as the effect of non-recurring expenses related to the reorganization and increased interest expense during the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2018, we funded our operations primarily through cash flows from operating activities and borrowings under the Revolving Credit Facility (defined below).  At March 31, 2018, the Company reported a cash position of $17.8 million. At March 31, 2018, the Company did not any have outstanding borrowings under the Revolving Credit Facility.

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

Capital Expenditures. For the quarter ended March 31, 2018, total capital expenditures were $134.5 million. During this period, the Company participated in 50 gross (36.3 net) wells in Wyoming that were drilled to total depth and cased.  The wells drilled to total depth and cased included 46 gross (33.4 net) vertical wells and 4 gross (2.9 net) horizontal wells. No wells are scheduled to be drilled in Utah during 2018.

2018 Capital Investment Plan. For 2018, our capital expenditures are expected to be approximately $400.0 million. We expect to fund these capital expenditures through cash flows from operations, borrowings under the Revolving Credit Facility (defined below), and cash on hand. We expect to allocate nearly all of the budget to development activities in our Pinedale field in Wyoming.

Ultra Resources, Inc.

Credit Agreement. In April 2017, Ultra Resources, Inc. (“Ultra Resources”), as the borrower, entered into a Credit Agreement (as amended, the “Credit Agreement”) with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent, and with the other lenders party thereto from time to time, providing for a revolving credit facility (the “Revolving Credit Facility”) for an aggregate amount of $400.0 million and an initial borrowing base of $1.2 billion (which limits the aggregate amount of first lien debt under the Revolving Credit Facility and the Term Loan Agreement (defined below)).  In September 2017, the administrative agent and the other lenders approved an increase in the borrowing base under the Revolving Credit Facility from $1.2 billion to $1.4 billion as requested by the Company, which included an increase in the commitments under the Revolving Credit Facility to an aggregate amount of $425.0 million.  At March 31, 2018, Ultra Resources had no outstanding borrowings under the Revolving Credit Facility, total commitments under the Revolving Credit Facility of $425.0.0 million and a borrowing base of $1.4 billion.

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 20, 2018, Ultra Resources, the Bank of Montreal, as administrative agent, and the other lenders party thereto, entered into an amendment to the Credit Agreement (the “Second Amendment”), dated April 19, 2018, which among other things, reaffirmed the borrowing base at $1.4 billion. There are no scheduled borrowing base redeterminations until October 1, 2018.  As of April 25, 2018, lender commitments remain at $425.0 million.

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions, and has $50.0 million of the commitments available for the issuance of letters of credit.  The Company has currently utilized $34.5 million of the commitments available for the issuance of a letter of credit associated with the sale of the Pennsylvania assets that occurred during the fourth quarter of 2017. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points.  The interest rate remained the same for the Revolving Credit Facility subsequent to the approved commitments increase noted above.  The Revolving Credit Facility loans mature on January 12, 2022.

The Revolving Credit Facility requires Ultra Resources to maintain (i) an interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of 1.00 to 1.00; (iii) a consolidated net leverage ratio of 4.00 to 1.00, as of the last day of each fiscal quarter; and (iv) after the Company has obtained investment grade rating, an asset coverage ratio of 1.50 to 1.00. At March 31, 2018, Ultra Resources was in compliance with all of its debt covenants under the Revolving Credit Facility.

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 20, 2018, the Bank of Montreal, as administrative agent, and the other lenders party thereto, approved the Second Amendment, which among other things, amended the consolidated net leverage ratio covenant in the financial covenants portion of the Credit Agreement.  The changes to the consolidated net leverage ratio covenant provide that: (i) during the period beginning on the last day of the fiscal quarter ending

June 30, 2018 and ending on the last day of the fiscal quarter ending June 30, 2019, the consolidated net leverage ratio cannot exceed 4.50 to 1.00; (ii) during the period beginning on the last day of the fiscal quarter ending September 30, 2019 and ending on the last day of the fiscal quarter ending December 31, 2019, the consolidated net leverage ratio cannot exceed 4.25 to 1.00; and (iii) beginning on the last day of the fiscal quarter ending March 31, 2020, the consolidated net leverage ratio cannot exceed 4.00 to 1.00.

In addition, pursuant to the Second Amendment, the Company will be subject to certain minimum hedging requirements.  During the period (i) beginning on June 30, 2018 and ending on September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from proved developed producing (“PDP”) reserves; and (ii) during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves.  Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement.

The Second Amendment also amends the definition of the term “Applicable Margin” as such term is used in the Credit Agreement.  The changes to the term “Applicable Margin” provide that if borrowings are outstanding during a period that the Company’s consolidated net leverage ratio exceeds 4.00 to 1.00 at the end of any fiscal quarter, the interest rate on such borrowings shall be at a per annum rate that is 0.25% higher than the rate that would otherwise apply until the Company has provided financial statements indicating that the consolidated net leverage ratio no longer exceeds 4.00 to 1.00.

Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees.

The Revolving Credit Facility also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, hedging requirements and other customary covenants.

The Revolving Credit Facility contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Revolving Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Revolving Credit Facility and any outstanding unfunded commitments may be terminated.

Term Loan. In April 2017, Ultra Resources, as borrower, entered into a Senior Secured Term Loan Agreement with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent, and the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million consisting of an initial term loan in the amount of $600.0 million and an incremental term loan in the amount of $200.0 million to be drawn immediately after the funding of the initial term loan.  In September 2017, the Company closed an incremental senior secured term loan offering of $175.0 million, increasing total borrowings under the Term Loan Agreement to $975.0 million.  As part of the Term Loan Agreement, Ultra Resources agreed to pay an original issue discount equal to one percent of the principal amount, which is included in deferred financing costs noted in the table above.  The Term Loan Agreement has capacity to increase the commitments subject to certain conditions.  At March 31, 2018, Ultra Resources had $975.0 million in outstanding borrowings under the Term Loan Agreement.

The Term Loan Agreement bears interest either at a rate equal to (a) a customary London interbank offered rate plus 300 basis points or (b) the base rate plus 200 basis points.  The Term Loan Agreement amortizes in equal quarterly installments in aggregate annual amounts equal to 0.25% of the aggregate principal amount beginning on June 30, 2019. The Term Loan Agreement matures on April 12, 2024.

The Term Loan Agreement is subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include, without limitation, a prepayment requirement with the total net proceeds from certain asset sales and net proceeds on insurance received on account of any loss of Ultra Resources’ property or assets, in each case subject to certain exceptions. In addition, subject to certain exceptions, there is a prepayment requirement if the asset coverage ratio is less than 2.0 to 1.0. To the extent any mandatory prepayments are required, prepayments are applied to prepay the Term Loan Agreement.

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At March 31, 2018, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement.

The Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Term Loan Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.

Senior Notes. In April 2017, the Company issued $700.0 million of its 6.875% senior notes due 2022 (the “2022 Notes”) and $500.0 million of its 7.125% senior notes due 2025 (the “2025 Notes,” and together with the 2022 Notes, the “Notes”) and entered into an Indenture, dated April 12, 2017 (the “Indenture”), among Ultra Resources, as issuer, and the Company and its subsidiaries, as guarantors. The Notes are treated as a single class of securities under the Indenture.

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

Prior to April 15, 2019, Ultra Resources may, at any time or from time to time, redeem in the aggregate up to 35% of the aggregate principal amount of the 2022 Notes, in an amount no greater than the net cash proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the original principal amount of the 2022 Notes remains outstanding and the redemption occurs within 180 days of the closing of such equity offering. In addition, before April 15, 2019, Ultra Resources may redeem all or a part of the 2022 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or after April 15, 2019, Ultra Resources may redeem all or a part of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.438% for the twelve-month period beginning on April 15, 2019, 101.719% for the twelve-month period beginning April 15, 2020, and 100.000% for the twelve-month period beginning April 15, 2021 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2022 Notes.

Prior to April 15, 2020, Ultra Resources may, at any time or from time to time, redeem in the aggregate up to 35% of the aggregate principal amount of the 2025 Notes, in an amount no greater than the net cash proceeds of certain equity offerings at a redemption price of 107.125% of the principal amount of the 2025 Notes, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the original principal amount of the 2025 Notes remains outstanding and the redemption occurs within 180 days of the closing of such equity offering. In addition, before April 15, 2020, Ultra Resources may redeem all or a part of the 2025 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, on or after April 15, 2019, Ultra Resources may redeem all or a part of the 2025 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.344% for the twelve-month period beginning on April 15, 2020, 103.563% for the twelve-month period beginning April 15, 2021, 101.781% for the twelve-month period beginning April 15, 2022, and 100.000% for the twelve-month period beginning April 15, 2023 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2025 Notes.

If Ultra Resources experiences certain change of control triggering events as set forth in the Indenture, each holder of the Notes may require Ultra Resources to repurchase all or a portion of its Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued but unpaid interest to the date of repurchase.

The Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) enter into agreements that restrict distributions from certain restricted subsidiaries and the consummation of mergers and consolidations; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Indenture); and (vii) create unrestricted subsidiaries. The covenants in the Indenture are subject to important exceptions and qualifications. Subject to conditions, the Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc. At March 31, 2018, Ultra Resources was in compliance with all of its debt covenants under the Notes.

The Indenture contains customary events of default. Unless otherwise noted in the Indenture, upon a continuing event of default, the trustee under the Indenture (the “Trustee”), by notice to the Company, or the holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Company and the Trustee, may, declare the Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Company, any Significant Subsidiary (as defined in the Indenture) or group of Restricted Subsidiaries (as defined in the Indenture), that taken together would constitute a Significant Subsidiary, will automatically cause the Notes to become due and payable.

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

Cash flows provided by (used in):

Operating Activities.  During the quarter ended March 31, 2018, net cash provided by operating activities was $152.0 million compared to $171.4 million for the same period in 2017. The decrease in net cash provided by operating activities is largely attributable to the timing of nonrecurring expenses during the quarter ended March 31, 2017, related to the Company’s reorganization under chapter 11 proceedings.

Investing Activities.  During the quarter ended March 31, 2018, net cash used in investing activities was $148.8 million as compared to $92.8 million for the same period in 2017. The increase in net cash used in investing activities is largely related to increased capital investments associated with the Company’s drilling activities.

Financing Activities.  During the quarter ended March 31, 2018, net cash used in financing activities was $2.1 million as compared to zero for the same period in 2017. The change in net cash used in financing activities is primarily due to the net share settlement from the vesting and delivery of common shares to Michael D. Watford in connection with his retirement from the Company as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of March 31, 2018.

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

Other risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for oil and gas production, reductions in the quantity of oil and gas sold due to increased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional risks related to the Company’s business.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Objectives and Strategy:  The Company is exposed to commodity price risk.  The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2018, and from which we may incur future gains or losses from changes in commodity prices.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

The Company’s hedging policy limits the volumes hedged to not be greater than 50% of its forecasted production volumes without Board approval. During the quarter ended March 31, 2018, the Board approved all commodity derivative hedge contracts for volumes exceeding 50% of forecasted production volumes.

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

Commodity Derivative Contracts:  At March 31, 2018, the Company had the following open commodity derivative contracts to manage commodity price risk.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty.  For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price /MMBTU	Fair Value - March 31, 2018
Natural Gas					Asset (Liability)
Fixed price swaps
	NYMEX-Henry Hub	Apr - Oct 2018	770,000	$2.88	$13,951
	NYMEX-Henry Hub	Nov - Dec 2018	290,000	$2.87	(1,485)
	NYMEX-Henry Hub	Nov 2018 - Mar 2019	350,000	$2.95	(2,734)
	NYMEX-Henry Hub	Jan - Mar 2019	250,000	$3.02	(441)
	NYMEX-Henry Hub	Jan - Dec 2019	100,000	$2.79	(217)
	NYMEX-Henry Hub	Nov 2018 - Dec 2019	70,000	$2.80	(377)

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Differential /MMBTU	Fair Value - March 31, 2018
Natural Gas					Asset (Liability)
Basis swap contracts (1)
	NW Rockies Basis Swap	Apr - Oct 2018	140,000	$(0.62)	$4,640
	NW Rockies Basis Swap	Apr - Dec 2018	50,000	$(0.65)	1,506
	NW Rockies Basis Swap	Apr 2018- Dec 2019	70,000	$(0.78)	(112)
	NW Rockies Basis Swap	Jan-Dec 2019	50,000	$(0.76)	488

Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price /Bbls	Fair Value - March 31, 2018
Crude Oil					Asset (Liability)
Fixed price swaps
	NYMEX-WTI	Apr - Dec 2018	5,000	$60.25	$(4,075)
	NYMEX-WTI	Jan - Mar 2019	3,000	$58.76	(422)
	NYMEX-WTI	Jan - June 2019	1,000	$57.70	(365)
	NYMEX-WTI	Jan - Dec 2019	1,000	$56.75	(701)
	NYMEX-WTI	Apr - June 2019	2,000	$58.21	(173)
	NYMEX-WTI	July - Sep 2019	1,000	$57.75	(34)
	NYMEX-WTI	Apr 2018-Mar 2020	1,000	$60.05	(88)

(1)Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

Subsequent to March 31, 2018 and through April 25, 2018, the Company has entered into the following open commodity derivative contracts to manage commodity price risk.

Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Price /MMBTU
Natural Gas
Fixed price swaps
	NYMEX-Henry Hub	Nov 2018-Mar 2019	50,000	$2.98
	NYMEX-Henry Hub	Apr 2019-Mar 2020	50,000	$2.77
Type	Commodity Reference Price	Remaining Contract Period	Volume - MMBTU/Day	Average Differential /MMBTU
Natural Gas
Basis swap contracts (1)
	NW Rockies Basis Swap	May-Oct 2018	70,000	$(0.77)
	NW Rockies Basis Swap	May-Dec 2018	70,000	$(0.78)
	NW Rockies Basis Swap	Dec 2018-Mar 2019	90,000	$(0.69)
	NW Rockies Basis Swap	Jan - Mar 2019	40,000	$(0.71)
Type	Commodity Reference Price	Remaining Contract Period	Volume - Bbls/Day	Average Price /Bbls
Crude Oil
Fixed price swaps
	NYMEX-WTI	May-June 2018	500	$64.88
	NYMEX-WTI	June 2018	400	$66.40
	NYMEX-WTI	July-Sep 2018	500	$65.23
	NYMEX-WTI	Oct-Dec 2018	500	$63.25
	NYMEX-WTI	July-Sep 2019	1,000	$59.80

(1)Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017:

	For the Quarter Ended
	Ended March 31,
Commodity Derivatives:	2018	2017
Realized gain on commodity derivatives - natural gas (1)	$1,446	$—
Realized loss on commodity derivatives - oil (1)	(370)	—
Unrealized loss on commodity derivatives (1)	(7,606)	(13,218)
Total loss on commodity derivatives	$(6,530)	$(13,218)

(1)	Included in Loss on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Claims:    See Note 9 for additional discussion of on-going claims and disputes in our chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.

ITEM 1A.  RISK FACTORS

Our business has many risks.  Any of the risks discussed in this Quarterly Report on Form 10-Q or in our other SEC filings, could have a material impact on our business, financial position, or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  There have been no material changes to the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On May 9, 2018, the Compensation Committee of the Board approved an adjusted annual base salary of $650,000 for Brad Johnson, the Company’s interim Chief Executive Officer effective May 1, 2018.

On May 10, 2018, the Company announced that Garland R. Shaw, the Company’s Senior Vice President and Chief Financial Officer, and Garrett B. Smith, the Company’s Vice President, General Counsel and Corporate Secretary, will not be relocating in connection with the closure of the Company’s Houston office on September 30, 2018, as further discussed in Note 11—Subsequent Events to the Company’s consolidated financial statements. The Board expects Messrs. Shaw and Smith to remain with the Company during a transitional period.

ITEM 6.  EXHIBITS

(a)  Exhibits

2.1

Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

3.1	Articles of Reorganization of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed by Ultra Petroleum Corp. on April 12, 2017).

3.2	Second Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2018).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2

Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.1

Cooperation Agreement dated January 29, 2018 among Ultra Petroleum Corp. and Fir Tree Capital Management LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on January 30, 2018).

10.2

Separation Agreement dated February 23, 2018 among Ultra Petroleum Corp. and Michael D. Watford (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed by Ultra Petroleum Corp. on February 28, 2018).

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

Date: May 10, 2018

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and Chief Financial Officer

Date: May 10, 2018