Form 10-Q
period 2018-06-30
ULTRA PETROLEUM CORP
filed 2018-08-09
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. YES ☑     NO ☐

The number of shares, without par value, of Ultra Petroleum Corp., outstanding as of July 25, 2018 was 197,054,917.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$141,255	$179,997	$322,716	$368,848
Oil sales	43,167	30,732	84,451	62,081
Other revenues	5,716	1,928	8,344	2,687
Total operating revenues	190,138	212,657	415,511	433,616
Expenses:
Lease operating expenses	23,645	23,089	45,409	46,225
Facility lease expense	6,526	5,226	12,682	10,452
Production taxes	18,883	21,754	42,153	43,887
Gathering fees	24,181	20,642	47,238	41,571
Depletion, depreciation and amortization	51,742	38,673	102,282	70,427
General and administrative	2,063	25,009	14,752	26,061
Total operating expenses	127,040	134,393	264,516	238,623
Operating income	63,098	78,264	150,995	194,993
Other income (expense), net:
Interest expense	(37,715)	(29,425)	(73,552)	(114,872)
(Loss) gain on commodity derivatives	(47,271)	20,717	(53,803)	7,499
Deferred gain on sale of liquids gathering system	2,638	2,638	5,276	5,276
Contract settlement expense	—	—	—	(52,707)
Other income (expense), net	(1,296)	27	(1,541)	(119)
Total other (expense) income, net	(83,644)	(6,043)	(123,620)	(154,923)
Reorganization items, net	—	426,816	—	369,270
(Loss) income before income tax provision	(20,546)	499,037	27,375	409,340
Income tax provision	9	—	442	2
Net (loss) income	$(20,555)	$499,037	$26,933	$409,338
Basic (loss) earnings per share:
Net (loss) income per common share - basic	$(0.10)	$2.76	$0.14	$3.13
Fully diluted (loss) earnings per share:
Net (loss) income per common share - fully diluted	$(0.10)	$2.76	$0.14	$3.12
Weighted average common shares outstanding - basic	197,054	180,964	196,803	130,770
Weighted average common shares outstanding - fully diluted	197,054	181,033	196,803	131,078

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(Amounts in thousands of U.S. dollars, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$5,685	$16,631
Restricted cash	1,688	1,638
Oil and gas revenue receivable	64,123	86,487
Joint interest billing and other receivables	20,865	16,616
Derivative assets	14,480	16,865
Income tax receivable	6,431	10,091
Inventory	17,747	13,450
Other current assets	3,143	5,647
Total current assets	134,162	167,425
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,485,980	1,325,068
Property, plant and equipment, net	10,887	9,569
Other assets	10,831	10,920
Total assets	$1,641,860	$1,512,982
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,426	$59,951
Accrued liabilities	75,806	80,268
Production taxes payable	55,048	51,352
Current portion of long-term debt	2,438	—
Interest payable	20,759	24,406
Derivative liabilities	54,891	—
Capital cost accrual	18,030	32,513
Total current liabilities	268,398	248,490
Long-term debt	2,176,408	2,116,211
Deferred gain on sale of liquids gathering system	99,912	105,189
Other long-term obligations	211,968	197,728
Total liabilities	2,756,686	2,667,618
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock - no par value; authorized - unlimited; issued and outstanding - 197,053,583 and 196,346,736 at June 30, 2018 and December 31, 2017, respectively	2,129,191	2,116,018
Treasury stock	(49)	(49)
Retained loss	(3,243,968)	(3,270,605)
Total shareholders' deficit	(1,114,826)	(1,154,636)
Total liabilities and shareholders' equity	$1,641,860	$1,512,982

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U. S. dollars, except share data)

	Shares Issued and Outstanding (000's)	Common Stock	Retained Loss	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at December 31, 2016	80,017	$510,063	$(3,438,165)	$(49)	$(2,928,151)
Equitization of Holdco Notes	70,579	978,230	—	—	978,230
Rights Offering, including Backstop	44,390	573,774	—	—	573,774
Employee stock plan grants	10	—	—	—	—
Stock plan grants	2,191	26,673	—	—	26,673
Net share settlements	(840)	—	(9,580)	—	(9,580)
Fair value of employee stock plan grants	—	27,278	—	—	27,278
Net income	—	—	177,140	—	177,140
Balances at December 31, 2017	196,347	$2,116,018	$(3,270,605)	$(49)	$(1,154,636)
Stock plan grants	1,226	—	—	—	—
Net share settlements	(519)	—	(2,061)	—	(2,061)
Fair value of employee stock plan grants	—	13,173	—	—	13,173
Net income	—	—	26,933	—	26,933
Initial adoption of ASC 606	—	—	1,765	—	1,765
Balances at June 30, 2018	197,054	$2,129,191	$(3,243,968)	$(49)	$(1,114,826)

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
	(Amounts in thousands of U.S. dollars)
Operating activities - cash provided by (used in):
Net income for the period	$26,933	$409,338
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	102,282	70,427
Unrealized loss (gain) on commodity derivatives	61,539	(8,367)
Deferred gain on sale of liquids gathering system	(5,276)	(5,276)
Stock compensation	10,122	26,264
Non-cash reorganization items, net	—	(431,579)
Amortization of deferred financing costs	5,510	2,224
Other	207	(1,060)
Net changes in operating assets and liabilities:
Accounts receivable	17,738	283
Other current assets	3,783	7,972
Other non-current assets	338	144
Accounts payable	(18,525)	30,245
Accrued liabilities	(4,116)	(3,368)
Production taxes payable	3,696	869
Interest payable	(3,647)	32,438
Other long-term obligations	(1,647)	3,808
Income taxes payable/receivable	6,844	2,099
Net cash provided by operating activities	205,781	136,461
Investing Activities - cash provided by (used in):
Oil and gas property expenditures	(250,966)	(225,057)
Change in capital cost accrual	(14,483)	7,740
Inventory	(4,140)	(2,276)
Purchase of capital assets	(2,389)	(756)
Net cash used in investing activities	(271,978)	(220,349)
Financing activities - cash provided by (used in):
Borrowings under Credit Agreement	450,000	144,000
Payments under Credit Agreement	(392,000)	(67,000)
Borrowings under Term Loan	—	800,000
Extinguishment of long-term debt - (chapter 11)	—	(2,459,000)
Proceeds from issuance of Senior Notes	—	1,200,000
Deferred financing costs	(638)	(61,861)
Shares issued, net of transaction costs	—	573,774
Repurchased shares/net share settlements	(2,061)	(9,581)
Net cash provided by financing activities	55,301	120,332
(Decrease) increase in cash during the period	(10,896)	36,444
Cash, cash equivalents, and restricted cash, beginning of period	18,269	405,049
Cash, cash equivalents and restricted cash, end of period	$7,373	$441,493

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in this Quarterly Report on Form 10-Q are expressed in thousands of U.S. dollars (except per share data) unless otherwise noted).

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of Yukon, Canada. The Company’s principal business activities are developing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of Wyoming.

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

(c) Restricted Cash:  Restricted cash represents cash received by the Company from production sold where the final division of ownership of the production is unknown or in dispute. Restricted cash at June 30, 2017 also includes the funds deposited in the $400.0 million reserve fund, pending resolution of make-whole and post-petition interest claims (see Note 9) and funds deposited in the $35.0 million reserve fund for the purpose of paying allowed and unpaid professional fees under the Plan (see Note 10).

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

Current Presentation	June 30, 2018	June 30, 2017
Cash and Cash Equivalents	$5,685	$5,992
Restricted Cash	1,688	435,501
Total cash, cash equivalents, and restricted cash	$7,373	$441,493

(d) Accounts Receivable, net: Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for uncollectible accounts.  The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables.

(e) Property, Plant and Equipment:  Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful life.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.  The Company did not incur a ceiling test write-down during the six months ended June 30, 2018 or 2017.

(g) Inventories:  Inventory primarily includes $16.4 million in pipe and production equipment that will be utilized during the 2018 drilling program and $1.3 million in crude oil inventory as of June 30, 2018.  Materials and supplies inventories are carried at lower of cost or market and include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location.  Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost.  The Company uses the weighted average method of recording its materials and supplies inventory.  Crude oil inventory is valued at lower of cost or market.

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

Share-based payments subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share. Thus, they are not included in the diluted earnings per share denominator until the performance or market criteria are met. For the quarter and six months ended June 30, 2018 and 2017, the Company had 2.6 million and 4.2 million contingently issuable shares that are not included in the diluted earnings per share denominator as the performance or market criteria have not been met. See Note 5 for additional details.

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Share amounts in 000's)
Net (loss) income	$(20,555)	$499,037	$26,933	$409,338
Weighted average common shares outstanding - basic	197,054	180,964	196,803	130,770
Effect of dilutive instruments	—	69	—	308
Weighted average common shares outstanding - diluted	197,054	181,033	196,803	131,078
Net (loss) income per common share - basic	$(0.10)	$2.76	$0.14	$3.13
Net (loss) income per common share - diluted	$(0.10)	$2.76	$0.14	$3.12

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

(t) Recent Accounting Pronouncements:

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”).  The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information.  To facilitate compliance with this ASU, the Company has formed an implementation work team, developed a project plan, educated departments affected by the standard, begun the process of reviewing its contract portfolio and continues to evaluate its systems, processes, and internal controls during 2018. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU No. 2018-01”), which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of this ASU and that were not previously accounted for as leases. For public companies, the standards will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. Ultra will adopt this ASU on January 1, 2019. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company does not expect to adjust comparative-period financial statements. The Company is still evaluating the impact of ASU No. 2016-02 and ASU No. 2018-01 on its consolidated financial statements.

Stock Compensation.  In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU No. 2017-09”), which is intended to clarify and reduce diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The Company adopted ASU 2017-09 on January 1, 2018 and the implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities - Oil and Gas - Revenue Recognition. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) using the modified retrospective method.  We recorded a net addition to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to changing from the entitlements method to the sales method to account for wellhead imbalances.  The impact to revenues for the six months ended June 30, 2018 is immaterial to the overall consolidated financial statements as a result of applying Topic 606.  The comparative information has not been restated and continues to be reported under the accounting standards for those periods.  See Note 2 for additional details related to the adoption of this standard. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an on-going basis.

2.  IMPACT OF ASC 606 ADOPTION

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement for the six months ended June 30, 2018 is as follows:

	For the Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/ (Decrease)
	(Amounts in 000's)
Revenues:
Natural gas sales	$322,716	$322,879	$(163)
Oil sales	84,451	84,451	—
Other revenues	8,344	8,344	—
Total operating revenues	415,511	415,674	(163)
Costs and expenses:
Production taxes	42,153	42,169	(16)
Gathering fees	47,238	47,257	(19)
Net income	$26,933	$27,061	$(128)

The change to sales of natural gas is due to the change from using the entitlements method for production imbalances to the sales method.  The Company evaluated the contracts for sales of oil and natural gas utilizing the principal versus agent indicators, noting no change in revenue recognition resulted from the analysis.

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

Natural gas sales

We sell natural gas production at the tailgate of the processing plant or at a delivery point downstream, as specified in the contracts with our customers.  The production is sold at set volumes and we collect (i) an agreed upon index price, (ii) a specific index price adjusted for pricing differentials, or (iii) a set price.  We recognize revenue when control transfers to the purchaser at the tailgate of the processing plant or at the agreed-upon delivery point at the net price received. For these contracts, we have concluded that the Company is the principal for our net revenue interest share of the volumes being sold.  Gathering fees are

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

incurred prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Consolidated Statement of Operations.

Our working interest partners are considered the principal for their working interest shares.  They have the option to take in kind their volumes.  The Company may act as an agent and market the other partners’ share of the natural gas production.  If it does so, the Company is considered the agent and revenue is recorded at the Company’s net revenue interest in the production.

Oil sales

We sell oil production at (a) the lease automatic custody transfer (LACT) meter for Wyoming condensate, (b) the tank battery for Utah wax/condensate, or (c) a delivery point downstream, as specified in the contracts with our customers.  The production is sold at set volumes and we collect (i) an agreed upon index price, net of pricing differentials or (ii) a set price.  We recognize revenue at the point when the customer takes control of the product.  For these contracts, we have concluded that the Company is the principal for its net revenue interest share of the volumes being sold.  Gathering fees are performed prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Consolidated Statement of Operations.  In conjunction with the adoption of ASC 606, for the six months ended June 30, 2018, there was no change to the method used to recognize oil sales and there was no impact to the consolidated financial statements for oil sales.

Our working interest partners are considered the principal for their working interest shares.  They have the option to take in kind their volumes.  The Company may act as an agent and market the other partners’ share of the oil production.  If it does so, the Company is considered the agent and revenue is recorded at the Company’s net revenue interest in the production.

Other revenues

Our other revenue is comprised of fees paid to us by the operators of the gas processing plants where our gas is processed.  Control is transferred upon completion of the processing service.  The Company is considered the principal and revenue is recognized at the point in time that the control is transferred.  In conjunction with the adoption of ASC 606, for the six months ended June 30, 2018, there was no change to the method used to recognize other processing revenues and there was no impact to the consolidated financial statements for other revenues.

Production imbalances

Previously, the Company elected to utilize the entitlements method to account for natural gas imbalances, which is no longer allowed under ASC 606.  In conjunction with the adoption of ASC 606, for the six months ended June 30, 2018, there was no material impact to the consolidated financial statements due to this change in accounting for our production imbalances.

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

Contract balances

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.  OIL AND GAS PROPERTIES AND EQUIPMENT:

	June 30,	December 31,
	2018	2017
Proven Properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$11,471,499	$11,215,563
Less: Accumulated depletion, depreciation and amortization	(9,985,519)	(9,890,495)
	$1,485,980	$1,325,068

4.  DEBT AND OTHER LONG-TERM OBLIGATIONS:

	June 30,	December 31,
	2018	2017
Total Debt:
Current portion of long-term debt	$2,438	$—

Term loan, secured due 2024	$972,563	$975,000
6.875% Senior, unsecured Notes due 2022	700,000	700,000
7.125% Senior, unsecured Notes due 2025	500,000	500,000
Credit Agreement	58,000	—
Long-term debt	2,230,563	2,175,000
Less: Deferred financing costs	(54,155)	(58,789)
Total long-term debt	$2,176,408	$2,116,211
Other long-term obligations:
Other long-term obligations	$211,968	$197,728

Ultra Resources, Inc.

Credit Agreement. In April 2017, Ultra Resources, Inc. (“Ultra Resources”), as the borrower, entered into a Credit Agreement (as amended, the “Credit Agreement”) with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent, and with the other lenders party thereto from time to time, providing for a revolving credit facility (the “Revolving Credit Facility”) for an aggregate amount of $400.0 million and an initial borrowing base of $1.2 billion (which limits the aggregate amount of first lien debt under the Revolving Credit Facility and the Term Loan Agreement (defined below)).  In September 2017, the administrative agent and the other lenders approved an increase in the borrowing base under the Credit Agreement from $1.2 billion to $1.4 billion as requested by the Company, which included an increase in the commitments under the Revolving Credit Facility to an aggregate amount of $425.0 million.  In April 2018, the administrative agent and the other lenders reaffirmed the borrowing base at $1.4 billion.  There are no scheduled borrowing base

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

redeterminations until October 1, 2018.  At June 30, 2018, Ultra Resources had $58.0 million in outstanding borrowings under the Revolving Credit Facility, total commitments under the Revolving Credit Facility of $425.0 million and a borrowing base of $1.4 billion.

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions, and has $50.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points.  If borrowings are outstanding during a period that the Company’s consolidated net leverage ratio exceeds 4.00 to 1.00 at the end of any fiscal quarter as described below, the interest rate on such borrowings shall be at a per annum rate that is 0.25% higher than the rate that would otherwise apply until the Company has provided financial statements indicating that the consolidated net leverage ratio no longer exceeds 4.00 to 1.00. The Revolving Credit Facility loans mature on January 12, 2022.

The Revolving Credit Facility requires Ultra Resources to maintain (i) an interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of 1.00 to 1.00; (iii) a consolidated net leverage ratio that does not exceed  (a) 4.50 to 1.00, during the period ending on the last day of the fiscal quarter ending June 30, 2019, (b) 4.25 to 1.00, during the period beginning on the last day of the fiscal quarter ending September 30, 2019 and ending on the last day of the fiscal quarter ending December 31, 2019, and (c) 4.00 to 1.00 beginning on the last day of the fiscal quarter ending on March 31, 2020; and (iv) after the Company has obtained investment grade rating, an asset coverage ratio of 1.50 to 1.00. At June 30, 2018, Ultra Resources was in compliance with all of its debt covenants under the Revolving Credit Facility.

Under the Revolving Credit Facility, the Company is subject to the following minimum hedging requirements: through September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from its proved developed producing (“PDP”) reserves; and during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves.  Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement. The Company expects to comply with these requirements prior to September 29, 2019 and to remain in compliance with these requirements while the requirements remain effective.

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

Term Loan. In April 2017, Ultra Resources, as borrower, entered into a Senior Secured Term Loan Agreement with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent, and the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million consisting of an initial term loan in the amount of $600.0 million and an incremental term loan in the amount of $200.0 million to be drawn immediately after the funding of the initial term loan.  In September 2017, the Company closed an incremental senior secured term loan offering of $175.0 million, increasing total borrowings under the Term Loan Agreement to $975.0 million.  As part of the Term Loan Agreement, Ultra Resources agreed to pay an original issue discount equal to one percent of the principal amount, which is included in the deferred financing costs noted above.  The Term Loan Agreement has capacity to increase the commitments subject to certain conditions.  At June 30, 2018, Ultra Resources had $975.0 million in outstanding borrowings under the Term Loan Agreement, including current maturities.

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

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At June 30, 2018, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement.

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

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) enter into agreements that restrict distributions from certain restricted subsidiaries and the consummation of mergers and consolidations; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Indenture); and (vii) create unrestricted subsidiaries. The covenants in the Indenture are subject to important exceptions and qualifications. Subject to conditions, the Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc. At June 30, 2018, Ultra Resources was in compliance with all of its debt covenants under the Notes.

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

Other long-term obligations:  These costs primarily relate to the long-term portion of production taxes payable and asset retirement obligations.

5.  SHARE BASED COMPENSATION:

Valuation and Expense Information

	For the Quarter Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Total cost of share-based payment plans	$2,263	$34,679	$13,173	$35,890
Amounts capitalized in oil and gas properties and equipment	$952	$9,266	$3,051	$9,626
Amounts charged against income, before income tax benefit	$1,311	$25,413	$10,122	$26,264
Amount of related income tax benefit recognized in income before valuation allowance	$275	$10,114	$2,126	$10,453

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

On June 8, 2018, each of the Board and the Compensation Committee of the Board (the “Committee”) approved an amendment and restatement of the 2017 Stock Incentive Plan (as amended and restated, the “A&R Stock Incentive Plan”). The A&R Stock Incentive Plan amends and restates the 2017 Stock Incentive Plan to, among other things:

•	provide that consultants, independent contractors and advisors are eligible to participate and receive equity awards in the A&R Stock Incentive Plan;
•	limit the aggregate incentive awards available to be granted to any outside director during a single calendar year to a maximum of $750,000;
•	revise the definition of a Change of Control to exclude a change in a majority of the members on the Board;
•

provide that, with respect to awards granted on or after June 8, 2018, no such awards will vest solely as a result of a Change of Control (as defined in the A&R Stock Incentive Plan) unless expressly provided otherwise in the applicable grant agreement or unless otherwise determined by the Committee; and

•	make certain other changes related to revisions to the U.S. Internal Revenue Code.

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

Expense. For the six months ended June 30, 2018, the Company recognized $10.1 million in pre-tax compensation expense, of which $10.0 million related to the Initial MIP Grants. During the six months ended June 30, 2017, the Company recognized $26.3 million in pre-tax compensation expense, of which $25.2 million related to the Initial MIP Grants.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.  INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 21% due primarily to valuation allowances.

The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law.  The new legislation, which became effective on January 1, 2018, decreased the U.S. corporate federal income tax rate from 35% to 21%. The TCJA also included a number of provisions, including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the Alternative Minimum Tax regime, the limitation on the deductibility of certain expenses, including interest expense, and changes in the way that capital costs are recovered.

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

The Company’s hedging policy limits the volumes hedged to not be greater than 50% of its forecasted production volumes without Board approval. During the quarter and six months ended June 30, 2018, the Board approved all commodity derivative hedge contracts for volumes exceeding 50% of forecasted production volumes.

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

Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value on the Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current income or expense in the Consolidated Statements of Operations. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments.

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivative Contracts:  At June 30, 2018, the Company had the following open commodity derivative contracts to manage commodity price risks.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty.  For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Year	Index	Total Volumes	Weighted Average Price per Unit	Fair Value - June 30, 2018
		(in millions)		Asset (Liability)
Natural gas fixed price swaps		(Mmbtu)	($/Mmbtu)
2018 (July through December)	NYMEX-Henry Hub	141.1	$2.89	$(9,430)
2019	NYMEX-Henry Hub	167.3	$2.85	(4,557)
2020	NYMEX-Henry Hub	15.5	$2.76	(2,662)

Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2018 (July through December)	NW Rockies Basis Swap	94.6	$(0.68)	$(3,176)
2019	NW Rockies Basis Swap	84.5	$(0.70)	(848)
2020	NW Rockies Basis Swap	—	$—	—

Crude oil fixed price swaps		(Bbl)	($/Bbl)
2018 (July through December)	NYMEX-WTI	1.2	$60.53	$(12,050)
2019	NYMEX-WTI	1.7	$58.83	(11,645)
2020	NYMEX-WTI	.09	$60.05	(204)

(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

Subsequent to June 30, 2018 and through July 24, 2018, the Company has entered into the following open commodity derivative contracts to manage commodity price risk.

Type	Index	Total Volumes	Weighted Average Price per Unit
		(in millions)
Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2018 (August through October)	NYMEX-Henry Hub	6.4	$(0.48)

(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2018 and 2017:

	For the Quarter Ended		For the Six Months
	Ended June 30,		Ended June 30,
Commodity Derivatives:	2018	2017	2018	2017
Realized gain (loss) on commodity derivatives - natural gas (1)	$10,982	$(868)	$12,426	$(868)
Realized loss on commodity derivatives - oil (1)	(4,320)	—	(4,690)	—
Unrealized gain (loss) on commodity derivatives (1)	(53,933)	21,585	(61,539)	8,367
Total gain (loss) on commodity derivatives	$(47,271)	$20,717	$(53,803)	$7,499

(1)	Included in (Loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

Level 3:	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$14,480	$—	$14,480
Long-term derivative asset (1)	—	3,692	—	3,692
Total derivative instruments	$—	$18,172	$—	$18,172
Liabilities:
Current derivative liability	$—	$54,891	$—	$54,891
Long-term derivative liability (2)	—	7,853	—	7,853
Total derivative instruments	$—	$62,744	$—	$62,744
(1)	Included in other assets in the Consolidated Balance Sheet.
(2)	Included in other long-term obligations in the Consolidated Balance Sheet.

The Company entered into commodity derivative contracts and as a result, we expose ourselves to counterparty credit risk.  Credit risk is the potential failure of the counterparty to perform under the terms of a derivative contract.  In order to minimize our credit risk in derivative instruments, we (i) enter into derivative contracts with counterparties that our management has deemed credit worthy as competent and competitive market makers and (ii) routinely monitor and review the credit of our counterparties.  In addition, each of our current counterparties are lenders under our Revolving Credit Facility.  We believe that all of our counterparties are of substantial credit quality.  Other than as provided in our Revolving Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of June 30, 2018, we did not have any past-due receivables from, or payables to, any of the counterparties of our derivative contracts.

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

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Term loan, secured, due April 2024	$972,563	$889,895	$975,000	$975,000
6.875% Notes, unsecured, due April 2022, issued 2017	700,000	530,432	700,000	701,750
7.125% Notes, unsecured, due April 2025, issued 2017	500,000	351,250	500,000	505,000
Credit Facility, secured, due January 2022	58,000	58,000	—	—
Long-term debt	$2,230,563	$1,829,577	$2,175,000	$2,181,750

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

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the quarter and six months ended June 30, 2017:

	For the Quarter Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
Professional fees	$(4,313)	$(62,004)
Gains (losses) (1)	431,107	431,107
Other (2)	22	167
Total Reorganization items, net	$426,816	$369,270

(1)	Gains (losses) represent the net gain on the debt to equity exchange related to the 2018 Notes and 2024 Notes.
(2)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

11.  SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2018 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below:

ULTRA PETROLEUM CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•

On July 27, 2018, UPL Three Rivers Holdings, LLC, a subsidiary of the Company entered into a Purchase and Sale Agreement with an unnamed third party. Under the agreement, the Company agreed to sell all of its Utah assets to the third party for cash consideration of $75.0 million, subject to customary closing adjustments. The agreement contains representations and warranties, covenants and indemnification provisions that are typical for this type of transaction. The effective date of the proposed sale is May 1, 2018, and the transaction is expected to close during the third quarter of 2018. The closing is subject to satisfaction or waiver of specified conditions, including the material accuracy of the representations and warranties of the Company and the third party. There can be no assurance that these closing conditions will be satisfied. During the fiscal quarter ended June 30, 2018, the Company’s Utah assets produced approximately 2,000 barrels of oil equivalent per day.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

Overview

Ultra Petroleum Corp. (the “Company”) is an independent oil and gas company engaged in the development, production, operation, exploration and acquisition of oil and natural gas properties. The Company is incorporated under the laws of Yukon, Canada. The Company’s principal business activities are developing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of Wyoming.

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

DESCRIPTION OF THE BUSINESS:

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

During the quarter ended June 30, 2018, the average price realization for the Company’s natural gas was $2.28 per Mcf, including realized gains and losses on commodity derivatives, compared with $2.84 per Mcf during the quarter ended June 30, 2017.  The Company’s average price realization for natural gas was $2.11 per Mcf, excluding the realized gains and losses on commodity derivatives during the quarter ended June 30, 2018, as compared with $2.85 per Mcf during the quarter ended June 30, 2017.

During the quarter ended June 30, 2018, the average price realization for the Company’s oil was $58.24 per barrel, including realized gains and losses on commodity derivatives, compared to $45.51 per barrel during the quarter ended June 30, 2017.  The Company’s average price realization for oil was $64.71 per barrel, excluding the realized gains and losses on commodity derivatives during the quarter ended June 30, 2018, as compared with $45.51 per barrel during the quarter ended June 30, 2017.

2017 Chapter 11 Proceedings

As discussed in Note 10, the Company emerged from chapter 11 proceedings during the year ended December 31, 2017.  The effects of the Plan (defined below) were included in the Consolidated Financial Statements as of December 31, 2017 and the related adjustments thereto were recorded in our Consolidated Statement of Operations as reorganization items for the quarter and six months ended June 30, 2018.

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

The following table summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the quarter and six months ended June 30, 2017:

	For the Quarter Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
Professional fees	$(4,313)	$(62,004)
Gains (losses) (1)	431,107	431,107
Other (2)	22	167
Total Reorganization items, net	$426,816	$369,270

(1)	Gains (losses) represent the net gain on the debt to equity exchange related to the 2018 Notes and 2024 Notes.
(2)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$14,480	$—	$14,480
Long-term derivative asset (1)	—	3,692	—	3,692
Total derivative instruments	$—	$18,172	$—	$18,172
Liabilities:
Current derivative liability	$—	$54,891	$—	$54,891
Long-term derivative liability (2)	—	7,853	—	7,853
Total derivative instruments	$—	$62,744	$—	$62,744
(1)	Included in other assets in the Consolidated Balance Sheet.
(2)	Included in other long-term obligations in the Consolidated Balance Sheet.

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

Share-Based Payment Arrangements.  The Company applies FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Share-based compensation expense recognized for the six months ended June 30, 2018 and 2017 was $10.1 million and $26.3 million, respectively. See Note 5 for additional details.

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

The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2018 or 2017.

Revenue Recognition.  The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices. During the six months ended June 30, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all related amendments.  See Note 2 for additional details and disclosures related to the Company’s adoption of this standard.

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

During the year ended December 31, 2017, the Company recorded an expected benefit for the recovery of the Company’s carryforward Alternative Minimum Tax (“AMT”) credits.  During the six months ended June 30, 2018, the Company recorded income tax expense of approximately $0.4 million related to the Internal Revenue Service effect of a 6.6% sequestration rate on the expected AMT credit.

The Company has recorded a valuation allowance against all of its deferred tax assets as of June 30, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law.  The new legislation, which became effective on January 1, 2018, decreased the U.S. corporate federal income tax rate from 35% to 21%.  The TCJA also included a number of provisions, including the elimination of loss carrybacks and limitations on the use of future losses, repeal of the AMT regime, the limitation on the deductibility of certain expenses, including interest expense, and changes in the way that capital costs are recovered.

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

Recent accounting pronouncements:

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (“ASU No. 2016-02”).  The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information.  To facilitate compliance with this ASU, the Company has formed an implementation work team, developed a project plan, educated departments affected by the standard, begun the process of reviewing its contract portfolio and continues to evaluate its systems, processes, and internal controls during 2018. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU No. 2018-01”), which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of this ASU and that were not previously accounted for as leases. For public companies, the standards will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. Ultra will adopt this ASU on January 1, 2019. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company does not expect to adjust comparative-period financial statements. The Company is still evaluating the impact of ASU No. 2016-02 and ASU No. 2018-01 on its consolidated financial statements.

Stock Compensation.  In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU No. 2017-09”), which is intended to clarify and reduce diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The Company adopted ASU 2017-09 on January 1, 2018 and the implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) to all contracts entered into in 2017 using the modified retrospective method.  We recorded a net addition to beginning retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to changing from the entitlements method to the sales method to account for wellhead imbalances.  The impact to revenues for the six months ended June 30, 2018 is immaterial to the overall consolidated financial statements as a result of applying Topic 606.  The comparative information has not been restated and continues to be reported under the accounting standards for those periods.  See Note 2 for further details related to the adoption of this standard. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an on-going basis.

RESULTS OF OPERATIONS:

	For the Quarter Ended			For the Six Months
	Ended June 30,		%	Ended June 30,		%
	2018	2017	Variance	2018	2017	Variance
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	66,892	63,067	6%	135,128	123,056	10%
Crude oil and condensate (Bbl)	667	675	(1)%	1,345	1,338	1%
Total production (Mcfe)	70,894	67,118	6%	143,198	131,084	9%
Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$2.11	$2.85	(26)%	$2.39	$3.00	(20)%
Natural gas ($/Mcf, including realized hedges)	$2.28	$2.84	(20)%	$2.48	$2.99	(17)%
Oil and condensate ($/Bbl, excluding hedges)	$64.71	$45.51	42%	$62.79	$46.39	35%
Oil and condensate ($/Bbl, including realized hedges)	$58.24	$45.51	28%	$59.31	$46.39	28%
Revenues:
Natural gas sales	$141,255	$179,997	(22)%	$322,716	$368,848	(13)%
Oil sales	43,167	30,732	40%	84,451	62,081	36%
Other revenues	5,716	1,928	196%	8,344	2,687	211%
Total operating revenues	$190,138	$212,657	(11)%	$415,511	$433,616	(4)%
Derivatives:
Realized gain (loss) on commodity derivatives	$6,662	$(868)	(868)%	$7,736	$(868)	(991)%
Unrealized gain (loss) on commodity derivatives	(53,933)	21,585	(350)%	(61,539)	8,367	(835)%
Total gain (loss) on commodity derivatives	$(47,271)	$20,717	(328)%	$(53,803)	$7,499	(817)%
Operating Costs and Expenses:
Lease operating expenses	$23,645	$23,089	2%	$45,409	$46,225	(2)%
Facility lease expense	$6,526	$5,226	25%	$12,682	$10,452	21%
Production taxes	$18,883	$21,754	(13)%	$42,153	$43,887	(4)%
Gathering fees	$24,181	$20,642	17%	$47,238	$41,571	14%
Depletion, depreciation and amortization	$51,742	$38,673	34%	$102,282	$70,427	45%
General and administrative expenses	$2,063	$25,009	(92)%	$14,752	$26,061	(43)%
Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.33	$0.34	(3)%	$0.32	$0.35	(9)%
Facility lease expense	$0.09	$0.08	13%	$0.09	$0.08	13%
Production taxes	$0.27	$0.32	(16)%	$0.29	$0.33	(12)%
Gathering fees	$0.34	$0.31	10%	$0.33	$0.32	3%
Depletion, depreciation and amortization	$0.73	$0.58	26%	$0.71	$0.54	31%
General and administrative expenses	$0.03	$0.37	(92)%	$0.10	$0.20	(50)%

Quarter Ended June 30, 2018 vs. Quarter Ended June 30, 2017

Production, Commodity Derivatives and Revenues:

Production.  During the quarter ended June 30, 2018, total production increased on a gas equivalent basis to 70.9 Bcfe compared to 67.1 Bcfe for the same period in 2017. The increase is primarily attributable to an increase in capital investment and development activity, partially offset by a decrease in Mcf/day due to the sale of the non-core assets in Pennsylvania during the fourth quarter of 2017.

Commodity Prices – Natural Gas.  During the quarter ended June 30, 2018, realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 20% to $2.28 per Mcf as compared to $2.84 per Mcf for the same period in 2017.  The Company has entered into various natural gas price commodity derivative contracts with contract periods extending through the first quarter of 2020. See Note 7 for additional details.  During the quarter ended June 30, 2018, the Company’s average price, excluding realized gains and losses on commodity derivatives, for natural gas was $2.11 per Mcf as compared to $2.85 per Mcf for the same period in 2017.

Commodity Prices – Oil.  During the quarter ended June 30, 2018, the average price realization for the Company’s oil, including realized gains and losses on commodity derivatives, increased to $58.24 per barrel as compared to $45.51 per barrel for the same period in 2017. The Company has entered into various oil price commodity derivative contracts with contract periods extending through the first quarter of 2020. See Note 7 for additional details During the quarter ended June 30, 2018, the Company’s average price for oil, excluding realized gains and losses on commodity derivatives, was $64.71 per barrel as compared to $45.51 per barrel for the same period in 2017.

Revenues.  During the quarter ended June 30, 2018, revenues decreased to $190.1 million as compared to $212.7 million for the same period in 2017.  This decrease is primarily attributable to the decrease in average natural gas prices and partially offset by the increase in total production and average oil prices.

Operating Costs and Expenses:

Lease Operating Expense.  Lease operating expense (“LOE”) increased slightly to $23.6 million during the quarter ended June 30, 2018 as compared to $23.1 million during the same period in 2017. On a unit of production basis, LOE costs decreased to $0.33 per Mcfe during the quarter ended June 30, 2018 as compared with $0.34 per Mcfe during the same period in 2017, primarily due to increased total production during the period ended June 30, 2018.

Facility Lease Expense.  During December 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index), which may increase if certain volume thresholds are exceeded. The lease is classified as an operating lease. For the quarter ended June 30, 2018, the Company recognized operating lease expense associated with the Lease Agreement of $6.5 million, or $0.09 per Mcfe, as compared to $5.2 million, or $0.08 per Mcfe for the same period in 2017.

Production Taxes.  During the quarter ended June 30, 2018, production taxes decreased to $18.9 million compared to $21.8 million during the same period in 2017, or $0.27 per Mcfe compared to $0.32 per Mcfe, respectively. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 9.9% of revenues for the quarter ended June 30, 2018 and 10.2% of revenues for the same period in 2017.  The decrease in per unit taxes was primarily attributable to decreased natural gas prices during the quarter ended June 30, 2018 as compared to the same period in 2017.

Gathering Fees.  During the quarter ended June 30, 2018, gathering fees increased to $24.2 million compared to $20.6 million during the same period in 2017, largely related to increased production.  On a per unit basis, gathering fees increased to $0.34 per Mcfe for the quarter ended June 30, 2018 compared with $0.31 per Mcfe for the same period in 2017.

Depletion, Depreciation and Amortization.  During the quarter ended June 30, 2018, DD&A expense increased to $51.7 million compared to $38.7 million for the same period in 2017.  The increase is primarily attributable to a higher depletion rate due to a higher depletable base from the increase in capital expenditures as part of the Company’s drilling program and as a result of increased production volumes during the quarter ended June 30, 2018.  On a unit of production basis, the DD&A rate increased to $0.73 per Mcfe for the quarter ended June 30, 2018 compared to $0.58 per Mcfe for the same period in 2017.

General and Administrative Expenses. During the quarter ended June 30, 2018, general and administrative expenses decreased to $2.1 million as compared to $25.0 million for the same period in 2017. The decrease is primarily attributable to the $25.4 million of non-cash stock incentive compensation expense that was incurred during the quarter ended June 30, 2017 as part of the Management Incentive Plan, in which tranche one became fully vested on the Effective Date. See Note 5 for additional details.  On a per unit basis, general and administrative expenses decreased to $0.03 per Mcfe for the quarter ended June 30, 2018 compared to $0.37 per Mcfe for the same period in 2017.

Other Income and Expenses:

Interest Expense.  During the quarter ended June 30, 2018, interest expense of $37.7 million increased as compared to $29.4 million during the same period in 2017.  The increase is primarily attributable to an increase in interest expense on the Term Loan as the amount borrowed increased year over year and increased borrowings on the Revolving Credit Facility during the quarter ended June 30, 2018.  See Note 4 for additional details related to the Revolving Credit Facility, Term Loan Agreement, and the Notes.

Deferred Gain on Sale of Liquids Gathering System.  During the quarters ended June 30, 2018 and 2017, the Company recognized $2.6 million in deferred gain on the sale of the LGS and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the quarter ended June 30, 2018, the Company recognized a loss of $47.3 million, as compared to a gain of $20.7 million related to commodity derivatives for the same period in 2017. Of this total, the Company recognized $6.7 million related to a realized gain on commodity derivatives during the quarter ended June 30, 2018 compared with $0.9 million related to a realized loss on commodity derivatives during the same period in 2017. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss of $53.9 million on commodity derivatives during the quarter ended June 30, 2018,  as compared to an unrealized gain of $21.6 million during the same period in 2017. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.  See Note 7 for additional details.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net was $426.8 million during the quarter ended June 30, 2017.  The $426.8 million incurred is comprised of expenses of $4.3 million in professional fees, settlements, and interest income associated with the Company’s chapter 11 proceedings and a gain of $431.1 million on the debt for equity exchanged of the 2018 Notes and 2024 Notes. See Note 10 for additional details.

Income from Continuing Operations:

Pretax Income.  During the quarter ended June 30, 2018, the Company recognized loss before income taxes of $20.5 million compared to income before income taxes of $499.0 million for the same period in 2017. The decrease in earnings is largely attributable to the gain on the debt for equity exchange of the 2018 Notes and 2024 Notes recognized in the second quarter of 2017 related to the Company’s emergence from chapter 11 proceedings.  See Note 10 for additional details.

Income Taxes.   The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income.  During the quarter ended June 30, 2018, the Company recognized net loss of $20.6 million, or $0.10 per diluted share, as compared to net income of $499.0 million, or $2.76 per diluted share, for the same period in 2017. The decrease in earnings is largely attributable to the gain on the debt for equity exchange of the 2018 Notes and 2024 Notes recognized in the second quarter of 2017 related to the Company’s emergence from chapter 11 proceedings.  See Note 10 for additional details.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Production, Commodity Derivatives and Revenues:

Production.  During the six months ended June 30, 2018, total production increased by 9% on a gas equivalent basis to 143.2 Bcfe compared to 131.1 Bcfe for the same period in 2017, primarily attributable to an increase in capital investment and development activity and partially offset by the sale of the non-core assets in Pennsylvania during the fourth quarter of 2017.

Commodity Prices – Natural Gas.  Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 17% to $2.48 per Mcf during the six months ended June 30, 2018 as compared to $2.99 per Mcf for the same period in 2017.  During the six months ended June 30, 2018, the Company entered into additional natural gas price commodity derivative contracts with contract periods extending through the first quarter of 2020. See Note 7 for additional details. During the six months ended June 30, 2018, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $2.39 per Mcf as compared to $3.00 per Mcf for the same period in 2017.

Commodity Prices – Oil.  Realized oil prices, including realized gains and losses on commodity derivatives, increased to $59.31 per barrel during the six months ended June 30, 2018 as compared to $46.39 per barrel for the same period in 2017.  During the six months ended June 30, 2018, the Company entered into additional oil price commodity derivative contracts with contract periods extending through the first quarter of 2020.  See Note 7 for additional details.  During the six months ended June 30, 2018, the Company’s average price for oil excluding realized gains and losses on commodity derivatives was $62.79 per barrel as compared to $46.39 per barrel for the same period in 2017.

Revenues.  Decreased average natural gas prices, partially offset by increased production and average oil prices, resulted in revenues decreasing to $415.5 million for the six months ended June 30, 2018 as compared to $433.6 million for the same period in 2017.

Operating Costs and Expenses:

Lease Operating Expense.  LOE decreased to $45.4 million during the six months ended June 30, 2018 compared to $46.2 million during the same period in 2017, primarily related to field efficiencies in Wyoming and the sale of non-core assets in Pennsylvania during the fourth quarter of 2017. On a unit of production basis, LOE costs decreased to $0.32 per Mcfe during the six months ended June 30, 2018 compared to $0.35 per Mcfe during the same period in 2017.

Facility Lease Expense.  During December 2012, the Company sold the LGS and certain associated real property rights in the Pinedale Anticline in Wyoming and the Company entered into the Lease Agreement. The Lease Agreement provides for an initial term of 15 years, and annual rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. For the six months ended June 30, 2018, the Company recognized operating lease expense associated with the Lease Agreement of $12.7 million, or $0.09 per Mcfe, as compared to $10.5 million, or $0.08 per Mcfe, for the same period in 2017.

Production Taxes.  During the six months ended June 30, 2018, production taxes were $42.2 million compared to $43.9 million during the same period in 2017, or $0.29 per Mcfe compared to $0.33 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming and Utah after certain deductions and were 10.1% of revenues for the six months ended June 30, 2018 and 10.1% of revenues for the same period in 2017.  The decrease in per unit taxes is primarily attributable to decreased natural gas prices during the six months ended June 30, 2018 as compared to the same period in 2017.

Gathering Fees.  Gathering fees increased to $47.2 million for the six months ended June 30, 2018 compared to $41.6 million during the same period in 2017, largely related to increased production.  On a per unit basis, gathering fees increased slightly to $0.33 per Mcfe for the six months ended June 30, 2018 compared to $0.32 per Mcfe for the same period in 2017.

Depletion, Depreciation and Amortization.  DD&A expenses increased to $102.3 million during the six months ended June 30, 2018 from $70.4 million for the same period in 2017, primarily attributable to a higher depletion rate due to a higher depletable base from the increase in capital expenditures as part of the Company’s drilling program and the recognition of proved undeveloped properties for the six months ended June 30, 2018 as compared to the same period in 2017 as the Company did not emerge from chapter 11 proceedings until the second quarter of 2017.  On a unit of production basis, the DD&A rate increased to $0.71 per Mcfe for the six months ended June 30, 2018 compared to $0.54 per Mcfe for the six months ended June 30, 2017.

General and Administrative Expenses. General and administrative expenses decreased to $14.8 million for the six months ended June 30, 2018 compared to $26.1 million for the same period in 2017. The decrease is primarily attributable to the $25.2 million of non-cash stock incentive compensation expense that was incurred during the quarter ended June 30, 2017 as part of the Management Incentive Plan, in which tranche one became fully vested on the Effective Date. See Note 5 for additional details. On a per unit basis, general and administrative expenses decreased to $0.10 per Mcfe for the six months ended June 30, 2018 compared to $0.20 per Mcfe for the six months ended June 30, 2017.

Other Income and Expenses:

Interest Expense.  Interest expense decreased to $73.6 million during the six months ended June 30, 2018 compared to $114.9 million during the same period in 2017. The decrease in interest expense is primarily attributable to recurring interest expense on the Revolving Credit Facility, Term Loan Agreement, and the Notes incurred during the six months ended June 30, 2018, as compared to non-recurring accrued postpetition interest for the period beginning from April 29, 2016 through April 12, 2017, which related to our chapter 11 proceedings, recognized in the six months ended June 30, 2017.  See Note 4 for additional details related to the Revolving Credit Facility, Term Loan Agreement, and the Notes, and see Note 10 for additional details related to our chapter 11 proceedings.

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

Deferred Gain on Sale of Liquids Gathering System.  During the six months ended June 30, 2018 and 2017, the Company recognized $5.3 million in deferred gain on the sale of the LGS and certain associated real property rights in the Pinedale Anticline in Wyoming during December 2012.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the six months ended June 30, 2018, the Company recognized a loss of $53.8 million related to commodity derivatives as compared to $7.5 million related to commodity derivatives during the same period in 2017. Of this total, the Company recognized $7.7 million related to realized gain on commodity derivatives during the six months ended June 30, 2018 as compared with $0.9 million related to a realized loss on commodity derivatives during the same period in 2017. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $61.5 million unrealized loss on commodity derivatives for the six months ended June 30, 2018 as compared to a $8.4 million unrealized gain on commodity derivatives for the same period in 2017. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.  See Note 7 for additional details.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net was $369.3 million for the six months ended June 30, 2017. The $369.3 million is primarily comprised of expenses of $61.8 million in professional fees, settlements, and interest income associated with the Company’s chapter 11 proceedings and a gain of $431.1 million, which represents the gain on the debt for equity exchange related to the 2018 Notes and 2024 Notes.  See Note 10 for additional details.

Income from Continuing Operations:

Pretax Income.  The Company recognized income before income taxes of $27.4 million for the six months ended June 30, 2018 compared to $409.3 million for the same period in 2017. The decrease in earnings is primarily attributable to the gain on the debt for equity exchange related to the 2018 Notes and 2024 Notes recognized during the six months ended June 30, 2017 as part of the Company’s emergence from chapter 11 proceedings.  See Note 10 for additional details.

Income Taxes.  The Company recorded a $0.4 million tax expense for the six months ended June 30, 2018 related to the revised sequestration rate of 6.6% on the expected AMT credit. The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2018.  Some or all of this valuation allowance may be reversed in future periods against future income.

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

Net Income.  For the six months ended June 30, 2018, the Company recognized net income of $26.9 million, or $0.14 per diluted share, as compared to $409.3 million, or $3.12 per diluted share, for the same period in 2017. The decrease in earnings is primarily attributable to the gain on the debt for equity exchange related to the 2018 Notes and 2024 Notes recognized during the six months ended June 30, 2017 as part of the Company’s emergence from chapter 11 proceedings.  See Note 10 for additional details.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2018, we funded our operations primarily through cash flows from operating activities and borrowings under the Revolving Credit Facility (defined below).  At June 30, 2018, the Company reported a cash position of $5.7 million. At June 30, 2018, the Company had $58.0 million in outstanding borrowings and $367.0 million of available borrowing capacity under the Revolving Credit Facility.

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

Capital Expenditures. For the six month period ended June 30, 2018, total capital expenditures were $251.0 million. During this period, the Company participated in 76 gross (53.3 net) wells in Wyoming that were drilled to total depth and cased.  The wells drilled to total depth and cased included 61 gross (42.3 net) vertical wells and 15 gross (11.0 net) horizontal wells. No wells are scheduled to be drilled in Utah during 2018.

2018 Capital Investment Plan. For 2018, our capital expenditures are expected to be approximately $400.0 million. We expect to fund these capital expenditures through cash flows from operations, borrowings under the Revolving Credit Facility (defined below), and cash on hand. We expect to allocate nearly all of the budget to development activities in our Pinedale field in Wyoming.

Ultra Resources, Inc.

Credit Agreement. In April 2017, Ultra Resources, Inc. (“Ultra Resources”), as the borrower, entered into a Credit Agreement (as amended, the “Credit Agreement”) with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent, and with the other lenders party thereto from time to time, providing for a revolving credit facility (the “Revolving Credit Facility”) for an aggregate amount of $400.0 million and an initial borrowing base of $1.2 billion (which limits the aggregate amount of first lien debt under the Revolving Credit Facility and the Term Loan Agreement (defined below)).  In September 2017, the administrative agent and the other lenders approved an increase in the borrowing base under the Revolving Credit Facility from $1.2 billion to $1.4 billion as requested by the Company, which included an increase in the commitments under the Revolving Credit Facility to an aggregate amount of $425.0 million.  In April 2018, the administrative agent and the other lenders reaffirmed the borrowing base at $1.4 billion.  There are no scheduled borrowing base redeterminations until October 1, 2018.  At June 30, 2018, Ultra Resources had $58.0 million in outstanding borrowings under the Revolving Credit Facility, total commitments under the Revolving Credit Facility of $425.0.0 million and a borrowing base of $1.4 billion.

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

The Revolving Credit Facility requires Ultra Resources to maintain (i) an interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of 1.00 to 1.00; (iii) a consolidated net leverage ratio that does not exceed (a) 4.50 to 1.00, during the period ending on the last day of the fiscal quarter ending June 30, 2019, (b) 4.25 to 1.00, during the period beginning on the last day of the fiscal quarter ending September 30, 2019 and ending on the last day of the fiscal quarter ending December 31, 2019, and (c) 4.00 to 1.00 beginning on the last day of the fiscal quarter ending on March 31, 2020; and (iv) after the Company has obtained investment grade rating, an asset coverage ratio of 1.50 to 1.00. At June 30, 2018, Ultra Resources was in compliance with all of its debt covenants under the Revolving Credit Facility.

Under the Revolving Credit Facility, the Company is subject to the following minimum hedging requirements: through September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from its proved developed producing (“PDP”) reserves; and during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves.  Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement. The Company expects to comply with these requirements prior to September 29, 2019 and to remain in compliance with these requirements while the requirements remain effective.

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

Term Loan. In April 2017, Ultra Resources, as borrower, entered into a Senior Secured Term Loan Agreement with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent, and the other lenders party thereto (the “Term Loan Agreement”), providing for senior secured first lien term loans for an aggregate amount of $800.0 million consisting of an initial term loan in the amount of $600.0 million and an incremental term loan in the amount of $200.0 million to be drawn immediately after the funding of the initial term loan.  In September 2017, the Company closed an incremental senior secured term loan offering of $175.0 million, increasing total borrowings under the Term Loan Agreement to $975.0 million.  As part of the Term Loan Agreement, Ultra Resources agreed to pay an original issue discount equal to one percent of the principal amount, which is included in deferred financing costs noted in the table above.  The Term Loan Agreement has capacity to increase the commitments subject to certain conditions.  At June 30, 2018, Ultra Resources had $975.0 million in outstanding borrowings under the Term Loan Agreement, including current maturities.

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

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At June 30, 2018, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement.

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

The Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) enter into agreements that restrict distributions from certain restricted subsidiaries and the consummation of mergers and consolidations; (vi) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Indenture); and (vii) create unrestricted subsidiaries. The covenants in the Indenture are subject to important exceptions and qualifications. Subject to conditions, the Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc. At June 30, 2018, Ultra Resources was in compliance with all of its debt covenants under the Notes.

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

Cash flows provided by (used in):

Operating Activities.  During the six months ended June 30, 2018, net cash provided by operating activities was $205.8 million compared to $136.5 million for the same period in 2017. The increase in net cash provided by operating activities is largely attributable to the timing of nonrecurring expenses related to the Company’s reorganization under chapter 11 proceedings and partially offset by decreased oil and natural gas prices.

Investing Activities.  During the six months ended June 30, 2018, net cash used in investing activities was $272.0 million as compared to $220.3 million for the same period in 2017. The increase in net cash used in investing activities is largely related to increased capital investments associated with the Company’s drilling activities during the six months ended June 30, 2017.

Financing Activities.  During the six months ended June 30, 2018, net cash provided by financing activities was $55.3 million as compared to $120.3 million for the same period in 2017. The change in net cash provided by financing activities is primarily due to the restructuring of debt and equity as part of the Company’s emergence from chapter 11 proceedings during the six months ended June 30, 2017.  See Note 10 for additional details.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements as of June 30, 2018.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Objectives and Strategy:  The Company is exposed to commodity price risk.  The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2018, and from which we may incur future gains or losses from changes in commodity prices.  We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

The Company’s hedging policy limits the volumes hedged to not be greater than 50% of its forecasted production volumes without Board approval. During the quarter and six months ended June 30, 2018, the Board approved all commodity derivative hedge contracts for volumes exceeding 50% of forecasted production volumes.

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

Commodity Derivative Contracts:  At June 30, 2018, the Company had the following open commodity derivative contracts to manage commodity price risk.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty.  For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Year	Index	Total Volumes	Weighted Average Price per Unit	Fair Value - June 30, 2018
		(in millions)		Asset (Liability)
Natural gas fixed price swaps		(Mmbtu)	($/Mmbtu)
2018 (July through December)	NYMEX-Henry Hub	141.1	$2.89	$(9,430)
2019	NYMEX-Henry Hub	167.3	$2.85	(4,557)
2020	NYMEX-Henry Hub	15.5	$2.76	(2,662)

Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2018 (July through December)	NW Rockies Basis Swap	94.6	$(0.68)	$(3,176)
2019	NW Rockies Basis Swap	84.5	$(0.70)	(848)
2020	NW Rockies Basis Swap	—	$—	—

Crude oil fixed price swaps		(Bbl)	($/Bbl)
2018 (July through December)	NYMEX-WTI	1.2	$60.53	$(12,050)
2019	NYMEX-WTI	1.7	$58.83	(11,645)
2020	NYMEX-WTI	.09	$60.05	(204)

(1)Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

Subsequent to June 30, 2018 and through July 24, 2018, the Company has entered into the following open commodity derivative contracts to manage commodity price risk.

Type	Index	Total Volumes	Weighted Average Price per Unit
		(in millions)
Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2018 (August through October)	NYMEX-Henry Hub	6.4	$(0.48)

(1)Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2018 and 2017:

	For the Quarter Ended		For the Six Months
	Ended June 30,		Ended June 30,
Commodity Derivatives:	2018	2017	2018	2017
Realized gain (loss) on commodity derivatives - natural gas (1)	$10,982	$(868)	$12,426	$(868)
Realized loss on commodity derivatives - oil (1)	(4,320)	—	(4,690)	—
Unrealized gain (loss) on commodity derivatives (1)	(53,933)	21,585	(61,539)	8,367
Total gain (loss) on commodity derivatives	$(47,271)	$20,717	$(53,803)	$7,499

(1)	Included in (Loss) gain on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Second Amendment to Credit Agreement dated April 19, 2018, by and among Ultra Resources, Inc. as a Borrower, Bank of Montreal as Administrative Agent for the Lenders, and each of the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 20, 2018).

10.2	Employment Agreement of Jerald J. “Jay” Stratton dated May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 1, 2018).
10.3

Ultra Petroleum Corp. 2017 Stock Incentive Plan, as amended and restated June 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 14, 2018).

10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 14, 2018).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

	By:	/s/ Brad Johnson
		Name:	Brad Johnson
		Title:	Interim Chief Executive Officer

Date: August 9, 2018

	By:	/s/ Garland R. Shaw
		Name:	Garland R. Shaw
		Title:	Senior Vice President and Chief Financial Officer

Date: August 9, 2018