Form 10-Q
period 2019-06-30
ULTRA PETROLEUM CORP
filed 2019-08-09
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. YES ☑   NO ☐

The number of shares, without par value, of Ultra Petroleum Corp., outstanding as of July 31, 2019 was 197,840,056.

PART I – FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2019	2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,191	$17,014
Restricted cash	2,902	2,291
Oil and gas revenue receivable and other receivables, net of allowances $10,427 and $8,350, respectively	55,669	144,390
Derivative assets	58,198	23,374
Inventory	17,058	18,757
Other current assets	3,240	8,904
Total current assets	142,258	214,730
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,576,539	1,497,727
Property, plant and equipment, net	10,620	11,635
Long-term right-of-use assets	125,110	—
Other assets	18,699	9,196
Total assets	$1,873,226	$1,733,288
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,315	$36,923
Accrued liabilities	53,206	58,574
Production taxes payable	55,151	58,365
Current portion of long-term debt	9,750	7,313
Interest payable	34,724	28,672
Lease liabilities	11,489	—
Derivative liabilities	20,692	62,350
Capital cost accrual	13,430	15,014
Total current liabilities	232,757	267,211
Long-term debt
Credit facility	59,000	104,000
Long-term debt	1,917,008	1,932,722
Add: Premium on exchange transactions	225,085	228,096
Less: Unamortized deferred financing costs and discount	(51,635)	(56,650)
Total long-term debt, net	2,149,458	2,208,168
Deferred gain on sale of liquids gathering system	—	94,636
Long-term lease liabilities	113,642	—
Other long-term obligations	233,594	211,895
Total liabilities	2,729,451	2,781,910
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock - no par value; authorized - unlimited; issued and outstanding - 197,840,056 and 197,383,295 at June 30, 2019 and December 31, 2018, respectively	2,139,314	2,137,443
Treasury stock	(49)	(49)
Retained loss	(2,995,490)	(3,186,016)
Total shareholders' deficit	(856,225)	(1,048,622)
Total liabilities and shareholders' equity	$1,873,226	$1,733,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Natural gas sales	$125,915	$141,255	$371,903	$322,716
Oil sales	27,301	43,167	50,767	84,451
Other revenues	2,190	5,716	4,197	8,344
Total operating revenues	155,406	190,138	426,867	415,511
Expenses:
Lease operating expenses	15,889	23,645	33,114	45,409
Facility lease expense	6,543	6,526	13,188	12,682
Production taxes	16,443	18,883	46,618	42,153
Gathering fees	20,320	24,181	40,200	47,238
Depletion, depreciation and amortization	55,768	51,742	107,422	102,282
General and administrative	7,433	2,063	14,485	14,752
Other operating expenses, net	15,281	639	16,085	853
Total operating expenses	137,677	127,679	271,112	265,369
Operating income	17,729	62,459	155,755	150,142
Other income (expense), net:
Interest expense	(32,376)	(37,715)	(65,703)	(73,552)
Gain (loss) on commodity derivatives	71,654	(47,271)	7,316	(53,803)
Deferred gain on sale of liquids gathering system	—	2,638	—	5,276
Other income (expense), net	(43)	(657)	243	(688)
Total other (expense) income, net	39,235	(83,005)	(58,144)	(122,767)
Income before income tax (benefit) provision	56,964	(20,546)	97,611	27,375
Income tax (benefit) provision	(141)	9	(169)	442
Net income (loss)	$57,105	$(20,555)	$97,780	$26,933
Basic earnings (loss) per share:
Net income (loss) per common share - basic	$0.29	$(0.10)	$0.50	$0.14
Fully diluted earnings (loss) per share:
Net income (loss) per common share - fully diluted	$0.29	$(0.10)	$0.49	$0.14
Weighted average common shares outstanding - basic	197,514	197,054	197,449	196,803
Weighted average common shares outstanding - fully diluted	198,069	197,054	198,089	196,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Retained (Loss) Earnings	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at January 1, 2019	197,383	$2,137,443	$(3,186,016)	$(49)	$(1,048,622)
Fair value of employee stock plan grants	—	1,127	—	—	1,127
Net income	—	—	40,674	—	40,674
Initial adoption of ASC 842	—	—	92,818	—	92,818
Balances at March 31, 2019	197,383	$2,138,570	$(3,052,524)	$(49)	$(914,003)
Stock plan grants	648	—	—	—	—
Net share settlements	(191)	—	(71)	—	(71)
Fair value of employee stock plan grants	—	744	—	—	744
Net income	—	—	57,105	—	57,105
Balances at June 30, 2019	197,840	$2,139,314	$(2,995,490)	$(49)	$(856,225)

	Common Stock
	Shares	Amount	Retained (Loss) Earnings	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at January 1, 2018	196,347	$2,116,018	$(3,270,605)	$(49)	$(1,154,636)
Employee stock plan grants	1,226	—	—	—	—
Net share settlements	(519)	—	(2,061)	—	(2,061)
Fair value of employee stock plan grants	—	10,709	—	—	10,709
Initial adoption of ASC 606	—	—	1,761	—	1,761
Net income	—	—	47,488	—	47,488
Balances at March 31, 2018	197,054	$2,126,727	$(3,223,417)	$(49)	$(1,096,739)
Fair value of employee stock plan grants	—	2,464	—	—	2,464
Net income (loss)	—	—	(20,555)	—	(20,555)
Balances at June 30, 2018	197,054	$2,129,191	$(3,243,972)	$(49)	$(1,114,830)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities - cash provided by (used in):
Net income for the period	$97,780	$26,933
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	107,422	102,282
Unrealized loss (gain) on commodity derivatives	(82,527)	61,539
Deferred gain on sale of liquids gathering system	—	(5,276)
Stock compensation	1,521	10,122
Payable-in-kind (“PIK”) interest payable	6,722	—
Amortization of premium on debt exchange	(20,572)	—
Amortization of deferred financing costs	6,308	5,510
Other	1,915	207
Net changes in operating assets and liabilities:
Accounts receivable	86,645	17,738
Other current assets	(636)	3,783
Other non-current assets	59	338
Accounts payable	(1,449)	(18,525)
Accrued liabilities	(5,519)	(4,116)
Production taxes payable	(3,214)	3,696
Interest payable	6,052	(3,647)
Other long-term obligations	8,187	(1,647)
Income taxes payable/receivable	6,431	6,844
Net cash provided by operating activities	215,125	205,781
Investing Activities - cash provided by (used in):
Oil and gas property expenditures	(176,791)	(250,966)
Change in capital cost accrual and accounts payable	(2,743)	(14,483)
Inventory	1,567	(4,140)
Purchase of capital assets	(373)	(2,389)
Net cash used in investing activities	(178,340)	(271,978)
Financing activities - cash provided by (used in):
Borrowings under Credit Agreement	431,000	450,000
Payments under Credit Agreement	(476,000)	(392,000)
Payments under Term Loan	(2,438)	—
Deferred financing costs	(488)	(638)
Repurchased shares/net share settlements	(71)	(2,061)
Net cash used in financing activities	(47,997)	55,301
(Decrease) increase in cash during the period	(11,212)	(10,896)
Cash, cash equivalents, and restricted cash, beginning of period	19,305	18,269
Cash, cash equivalents and restricted cash, end of period	$8,093	$7,373

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

1. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Significant Accounting Policies:  The significant accounting policies followed by the Company are set forth in Note 1, Significant Accounting Policies, in the 2018 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2018 Form 10-K. Refer to Note 11, Leases, for the updated policies related to the implementation of ASU 2016-02, Leases (Topic 842).

Reclassifications: Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

New Accounting Pronouncements: From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements:

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has subsequently issued several supplemental and/or clarifying ASUs (collectively known as “ASC 842”). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The Company adopted ASC 842 and applicable amendments on January 1, 2019, using the modified retrospective approach. The Company elected certain practical expedients and established internal controls and key system functionality to enable the preparation of financial information on adoption.

The adoption of the standard had an effect on the Company’s condensed consolidated balance sheets but did not have an effect on the Company’s condensed consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Please refer to Note 11 for additional discussion.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Cumulative Effect of Recently Adopted Accounting Pronouncements:

The following table reflects the cumulative impact of the adoption of ASC 842 on January 1, 2019, using the modified retrospective approach:

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

Recent Accounting Pronouncements Not Yet Adopted:

Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

Financial Instruments. In June 2016, The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

2. REVENUE RECOGNITION:

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

Natural gas sales

We sell natural gas production at the tailgate of the processing plant or at a delivery point downstream, as specified in the contracts with our customers. The production is sold at set volumes and we collect either (i) an agreed upon index price, (ii) a specific index price adjusted for pricing differentials, or (iii) a set price. We recognize revenue when control transfers to the purchaser at the tailgate of the processing plant or at the agreed-upon delivery point at the net price received. For these contracts, we have concluded that the Company is the principal for our net revenue interest share of the volumes being sold. Gathering fees are incurred prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Condensed Consolidated Statement of Operations.

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

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Oil sales

We sell oil production at either (a) a lease automatic custody transfer meter, (b) a tank battery, or (c) a delivery point downstream, as specified in the contracts with our customers. The production is sold at set volumes and we collect either (i) an agreed upon index price, net of pricing differentials or (ii) a set price. We recognize revenue at the point when the customer takes control of the product. For these contracts, we have concluded that the Company is the principal for its net revenue interest share of the volumes being sold. Gathering fees are performed prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Condensed Consolidated Statement of Operations.

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

Transaction price allocated to remaining performance obligations

A significant number of our product sales are short-term in nature with a contract term of one year or less at index-based prices. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3. INVENTORY:

The following table summarizes the major classes of inventory included on the Condensed Consolidated Balance Sheet:

	June 30,	December 31,
	2019	2018
Pipe and production equipment	$16,077	$17,644
Crude oil	981	1,113
Total inventory	$17,058	$18,757

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2019	2018
Proven properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$11,755,535	$11,577,281
Less: Accumulated depletion, depreciation and amortization	(10,178,996)	(10,079,554)
Total Oil and gas properties, net	$1,576,539	$1,497,727

5. EARNINGS PER SHARE:

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

Certain share-based payments subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share. Thus, they are not included in the diluted earnings per share denominator until the performance or market criteria are met. Additionally, warrants are not included in the diluted earnings per share denominator using the treasury stock method until the date on which the volume-weighted average price of the Common Shares is at least $2.50 per Common Share for 30 consecutive trading days (the “Trading Price Condition”).

The following table provides a reconciliation of components of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Share amounts in 000's)
Net income (loss)	$57,105	$(20,555)	$97,780	$26,933
Weighted average common shares outstanding - basic	197,514	197,054	197,449	196,803
Effect of dilutive instruments	555	—	640	—
Weighted average common shares outstanding - diluted	198,069	197,054	198,089	196,803
Net income (loss) per common share - basic	$0.29	$(0.10)	$0.50	$0.14
Net income (loss) per common share - fully diluted	$0.29	$(0.10)	$0.49	$0.14
Number of contingently issuable shares, including warrants, that are not included in the diluted earnings per share denominator as the performance or market criteria have not been met	20,218	2,636	20,109	2,636

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. LONG TERM DEBT:

The following tables summarize the Company’s debt instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Principal repayment obligation (1)	Unamortized DFC and discounts (2)	Unamortized premium	Carrying value
Credit Facility, secured, due January 2022	$59,000	$—	$—	$59,000
Term Loan, secured, due April 2024	973,247	(24,722)	—	948,525
Second Lien Notes, secured, due July 2024	578,072	—	225,085	803,157
6.875% Notes, unsecured, due April 2022	150,439	(13,201)	—	137,238
7.125% Notes, unsecured, due April 2025	225,000	(13,712)	—	211,288
Total debt	$1,985,758	$(51,635)	$225,085	$2,159,208
Less: Current maturities	(9,750)	—	—	(9,750)
Total long-term debt, net	$1,976,008	$(51,635)	$225,085	$2,149,458

(1)	Includes PIK interest on the Term Loan and Second Lien Notes of $0.7 million and $6.0 million, respectively.
(2)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the condensed consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

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

(1)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the condensed consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

Credit Agreement.  Ultra Resources Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (“Ultra Resources”) entered into a Credit Agreement as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement (as defined below).

The semi-annual redetermination in February 2019 resulted in a borrowing base commitment of $1.3 billion, with $975.0 million allocated to the Company’s Term Loan (as defined below) and $325.0 million allocated to the Revolving Credit Facility. At June 30, 2019, Ultra Resources had $59.0 million of outstanding borrowings under the Revolving Credit Facility, and with total commitments of $325.0 million. The next scheduled borrowing base redetermination is scheduled for October 1, 2019.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions and has $50.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points. The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.  Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees.  The Revolving Credit Facility loans mature on January 12, 2022.

The Revolving Credit Facility requires Ultra Resources to maintain (i) a minimum interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of a minimum of 1.00 to 1.00; and (iii) after the Company has obtained investment grade rating an asset coverage ratio of 1.50 to 1.00. In addition, as of the last day of (i) each fiscal quarter ending during the period from March 31, 2019 through June 30, 2019, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.75 to 1.00, (ii) each fiscal quarter ending during the period from September 30, 2019 through June 30, 2020, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.90 to 1.0, (iii) the fiscal quarter ending September 30, 2020, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.50 to 1.0, and (iv) the fiscal quarter ending December 31, 2020 and each other fiscal quarter end thereafter, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.25 to 1.0. At June 30, 2019, Ultra Resources’ consolidated net leverage ratio and interest coverage ratio were 4.44 to 1.00 and 3.18 to 1.00, respectively, and Ultra Resources was in compliance with each of its debt covenants under the Credit Agreement.  A sustained decline in commodity prices could cause the Company to be out of compliance with future consolidated net leverage covenant ratios.

Under the Revolving Credit Facility, the Company is subject to the following minimum hedging requirements: through September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from its proved developed producing (“PDP”) reserves; and during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves. Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement.  The duration of the hedging requirements is an 18-month period from the end of a given quarter.

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

Term Loan. As of June 30, 2019, the Ultra Resources’ First Amendment to the Senior Secured Term Loan (the “Term Loan Agreement”) had a balance of approximately $973.2 million in borrowings, including payable-in-kind (“PIK”) and current maturities.  The Term Loan Agreement is signed with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent (the “Term Loan Administrative Agent”), and the other lenders party thereto (collectively, the “Term Loan Lenders”).

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

Borrowings under the Term Loan Agreement bear interest at a rate equal to either (a) a customary London interbank offered rate plus 400 basis points or (b) the base rate plus 300 basis points, in each case, of which 25 basis points of the applicable margin is payable-in-kind (“PIK”) upon election by Ultra Resources. Beginning in March 2019, the Company has elected the PIK option and management expects to continue this practice into the future. The borrowings under the Term Loan Agreement amortize in equal quarterly installments in aggregate annual amounts equal to 0.25% of the initial aggregate principal amount beginning on June 30, 2019. Borrowings under the Term Loan Agreement mature on April 12, 2024.

Borrowings under the Term Loan Agreement are subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include, without limitation, a prepayment requirement with the total net proceeds from certain asset sales and net proceeds on insurance received on account of any loss of Ultra Resources’ property or assets, in each case subject to certain exceptions. In addition, subject to certain conditions, there is a prepayment requirement if the asset coverage ratio is less than 2.0 to 1.0. To the extent any mandatory prepayments are required, prepayments equal to six monthly payments are required to attain compliance and are applied to prepay the borrowings under the Term Loan Agreement.

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At June 30, 2019, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement.

The Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Term Loan Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.

Second Lien Notes. As of June 30, 2019, Ultra Resources had approximately $578.1 million, including PIK interest, in outstanding borrowings of Senior Secured Second Lien Notes (“Second Lien Notes”) pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”).

Interest on the Second Lien Notes accrue at (i) an annual rate of 9.00% payable in cash and (ii) an annual rate of 2.00% PIK. The interest payment dates for the Second Lien Notes are January 15 and July 15 of each year, commencing on July 15, 2019. The Company has accounted for such PIK interest as an increase to the principal outstanding. The Second Lien Notes will mature on July 12, 2024.

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

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

If Ultra Resources experiences certain change of control triggering events set forth in the Second Lien Notes Indenture, each holder of the Second Lien Notes may require Ultra Resources to repurchase all or a portion of its Second Lien Notes for cash at a price equal to 101% of the aggregate principal amount of such Second Lien Notes, plus any accrued but unpaid interest (including PIK interest) to the date of repurchase.

Ultra Resources is subject to certain customary covenants under the Second Lien Notes Indenture and was in compliance with all such covenants as of June 30, 2019. Refer to Note 6 Long Term Debt in the 2018 Form 10-K for additional details on the terms of the Second Lien Notes.

Unsecured Notes. At June 30, 2019, Ultra Resources had approximately $150.4 million of the 6.875% Senior Notes due 2022 (the “2022 Notes”) and $225.0 million with respect to the 7.125% Senior Notes due 2025 (the “2025 Notes”, and together with the 2022 Notes, the “Unsecured Notes”).

The 2022 Notes will mature on April 15, 2022. Interest on the 2022 Notes accrue at an annual rate of 6.875% and interest payment dates for the 2022 Notes are April 15 and October 15 of each year. The 2025 Notes will mature on April 15, 2025. Interest on the 2025 Notes accrue at an annual rate of 7.125% and interest payment dates for the 2025 Notes are April 15 and October 15 of each year. Interest will be paid on the Unsecured Notes from the issue date until maturity. Refer to Note 6 Long Term Debt in the 2018 Form 10-K for additional details on the terms of the Unsecured Notes.

7. SHARE BASED COMPENSATION:

Valuation and Expense Information

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Total cost of share-based payment plans	$745	$2,263	$1,872	$13,173
Amounts capitalized in oil and gas properties and equipment	$64	$952	$351	$3,051
Amounts charged against income, before income tax benefit	$681	$1,311	$1,521	$10,122
Amount of related income tax benefit recognized in income before valuation allowance	$143	$275	$319	$2,126

Performance Share Plans:

2017 Stock Incentive Plan. In April 2017, the Ultra Petroleum Corp. 2017 Stock Incentive Plan (“2017 Stock Incentive Plan”) was established by our board of directors (the “Board”) pursuant to which 7.5% of the equity in the Company (on a fully-diluted/fully-distributed basis) is reserved for grants to be made from time to time to the directors, officers, employees, and consultants of the Company (the “Reserve”). During 2017, management incentive plan grants (the “Initial MIP Grants”) were made to members of the Board, officers, and other employees of the Company subject to the conditions and performance requirements provided in the grants, including the limitations that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds 110% or $6.6 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, and, that if any Initial MIP Grants do not vest before April 12, 2023, such Initial MIP Grants shall automatically expire. The balance of the Reserve is available to be granted by the Board from time to time.

In June 2018, the Board approved an amendment and restatement of the Ultra Petroleum Corp. 2017 Stock Incentive Plan (as amended and restated, the “A&R Stock Incentive Plan”). The A&R Stock Incentive Plan amends and restates the 2017 Stock Incentive Plan to, among other things:

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

Long Term Incentive Awards. In 2018 and March 2019, the Board approved long-term incentive awards under the A&R Stock Incentive Plan in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. The awards cover a performance period of three years and include time-based and performance-based measures established by the Board at the beginning of the three-year period.

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

FASB ASC 718 requires the expense for an award of stock-based compensation that is subject to a market condition that can be attained at any point during the performance period to be recognized over the shorter of (a) the period between the date of grant and the date the market condition is attained, and (b) the award’s derived service period. For purposes of FASB ASC 718, the derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. That median is the middle share price path (the midpoint of the distribution of paths within the model) on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of market condition satisfaction. Compensation expense is recognized regardless of whether the market condition is actually satisfied.

Expense. For the six months ended June 30, 2019, the Company recognized $1.5 million in pre-tax compensation expense, which is included within General and administrative expenses on the condensed consolidated statement of operations. During the six months ended June 30, 2018, the Company recognized $10.1 million in pre-tax compensation expense, of which $10.0 million related to the Initial MIP Grants.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 21% due primarily to the valuation allowances.

The Company has a valuation allowance recorded against all deferred tax assets as of June 30, 2019. Some or all of this valuation allowance may be reversed in future periods against future income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Tax Act. The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

9. DERIVATIVE FINANCIAL INSTRUMENTS:

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

Fair Value of Commodity Derivatives: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company does not apply hedge accounting to any of its derivative instruments. Instead, in accordance with ASC 815 the derivative contracts are recorded at fair value as derivative assets and liabilities on the Condensed Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current income or expense on the Condensed Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the Condensed Consolidated Statements of Cash Flows.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivative Contracts: At June 30, 2019, the Company had the following open commodity derivative contracts to manage commodity price risks. For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty. For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period. For the collars, the Company pays the counterparty if the market price is above the ceiling price and the counterparty pays if the market price is below the floor price on a notional quantity. For deferred premium puts, the Company pays the deferred premium in the month of settlement.  To the extent the market price is below the put price, the counterparty owes the Company the difference between the market price and put price in the period of settlement.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties. Refer to Note 10 for more information regarding the Company’s derivative instruments.

Type/Year	Index	Total Volumes	Weighted Average (“WA”) Price per Unit	Fair Value - June 30, 2019
		(in millions)		Asset (Liability)
Natural gas fixed price swaps		(Mmbtu)	($/Mmbtu)
2019 (July through December)	NYMEX-Henry Hub	90.5	$2.78	$37,790
2020	NYMEX-Henry Hub	24.6	2.78	2,979

Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2019 (July through December)	NW Rockies Basis Swap	63.5	$(0.54)	$(13,336)
2020	NW Rockies Basis Swap	11.4	(0.17)	1,114

Crude oil fixed price swaps		(Bbl)	($/Bbl)
2019 (July through December)	NYMEX-WTI	0.7	$59.06	$601
2020	NYMEX-WTI	0.5	60.31	1,727

Type/Year	Index	Total Volumes	WA Floor Price ($/MMBTU)	WA Ceiling Price ($/MMBTU)	Fair Value - June 30, 2019
		(in millions)			Asset (Liability)
Natural gas collars		(Mmbtu)
2019 (July through December)	NYMEX	2.8	$2.85	$3.13	$1,376
2020	NYMEX	76.1	$2.49	$2.97	$6,127
2021	NYMEX	7.2	$2.47	$3.03	$(390)
Natural gas deferred premium put options		(Mmbtu)
2020	NYMEX	27.9	$2.41	N/A	$1,707

(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

(2)	The Natural gas deferred premium put options include an average deferred premium of $0.14 for the six months ended June 30, 2019.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Commodity Derivatives (in thousands):	2019	2018	2019	2018
Realized gain (loss) on commodity derivatives - natural gas (1)	$3,936	$10,982	$(77,267)	$12,426
Realized gain (loss) on commodity derivatives - oil (1)	(516)	(4,320)	2,056	(4,690)
Unrealized gain (loss) on commodity derivatives (1)	68,234	(53,933)	82,527	(61,539)
Total gain (loss) on commodity derivatives	$71,654	$(47,271)	$7,316	$(53,803)

(1)	Included in Gain (Loss) on commodity derivatives in the condensed consolidated statements of operations.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. FAIR VALUE MEASUREMENTS:

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$58,198	$—	$58,198
Long-term derivative asset (1)	—	11,571	—	11,571
Total derivative instruments	$—	$69,769	$—	$69,769
Liabilities:
Current derivative liability	$—	$20,692	$—	$20,692
Long-term derivative liability (2)	—	9,382	—	9,382
Total derivative instruments	$—	$30,074	$—	$30,074
(1)	Included in Other assets in the Condensed Consolidated Balance Sheet.
(2)	Included in Other long-term obligations in the Condensed Consolidated Balance Sheet.

The Company entered into commodity derivative contracts and as a result, we expose ourselves to counterparty credit risk. Credit risk is the potential failure of the counterparty to perform under the terms of a derivative contract. In order to minimize our credit risk in derivative instruments, we (i) enter into derivative contracts with counterparties that our management has deemed credit worthy as competent and competitive market makers and (ii) routinely monitor and review the credit of our counterparties. In addition, each of our current counterparties are lenders under our Revolving Credit Facility. We believe that all of our counterparties are of substantial credit quality. Other than as provided in our Revolving Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2019, we did not have any past-due receivables from, or payables to, any of the counterparties of our derivative contracts. Refer to Note 9 for additional details on our derivative financial instruments.

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

	June 30, 2019		December 31, 2018
	Principal	Estimated	Principal	Estimated
	repayment obligation	Fair Value	repayment obligation	Fair Value
Credit Facility, secured, due January 2022	$59,000	$59,000	$104,000	$104,000
Term Loan, secured, due April 2024	973,247	729,935	975,000	858,000
Second Lien Notes, secured, due July 2024	578,072	235,854	545,000	395,125
6.875% Notes, unsecured, due April 2022	150,439	16,548	195,035	68,262
7.125% Notes, unsecured, due April 2025	225,000	22,500	225,000	69,750
Total	$1,985,758	$1,063,837	$2,044,035	$1,495,137

11. LEASES:

The Company adopted ASU 2016-02, Leases (Topic 842), and all applicable amendments as of January 1, 2019. The Company elected to apply the new standard to all leases existing at the date of initial application. Consequently, historical financial information will not be updated, and the disclosures required under the new standard will be provided only for periods beginning January 1, 2019.

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

As of the adoption date, the Company had existing lease agreements with easements in which the Company elected the practical expedient. All new and modified lease agreements with easements completed after the adoption date will be evaluated under the ASC 842.

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

The following table summarizes the components of lease cost:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$5,221	$10,476
Variable lease cost (1)	$1,347	$3,041
Short-term lease cost (2)	$5,157	$15,067
Total lease cost (3)	$11,725	$28,584

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

(2)

Costs associated with short-term lease agreements relate primarily to operational activities where underlying lease terms are less than one year. This amount is significant as it includes drilling activities, most of which are contracted for 12 months or less. It is expected this amount will fluctuate primarily with the number of drilling rigs the Company is operating under short-term agreements. Additionally, this balance includes approximately $2.0 million of rig demobilization costs and early termination costs.

(3)	Lease costs are either expensed on the accompanying statements of operations or capitalized on the accompanying balance sheets depending on the nature and use of the underlying ROU asset.

The following table provides supplemental balance sheet information related to the Company’s operating leases:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$125,110

Operating lease liabilities	$11,489
Long-term operating lease liabilities	113,642
Total operating lease liabilities	$125,131

Weighted Average Remaining Lease Term
Operating leases	8.5 years
Weighted Average Discount Rate
Operating leases	7.91%

The following table provides supplemental cash flow information related to the Company’s operating leases:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,455

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the Company’s operating leases:

Operating Leases
For the year ending December 31,
2019 (remaining)	$10,434
2020	20,853
2021	20,750
2022	20,327
2023	19,719
Thereafter	78,239
Total lease payments	$170,322
Less: imputed interest	(45,191)
Total	$125,131

12. COMMITMENTS AND CONTINGENCIES:

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

Our chapter 11 filings constituted events of default under Ultra Resources’ prepetition debt agreements. During our bankruptcy proceedings, many holders of this indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid prepetition interest, unpaid postpetition interest (including interest at the default rates under the prepetition debt agreements), make-whole amounts, and other fees and obligations allegedly arising under the prepetition debt agreements. As previously disclosed, in connection with our emergence from bankruptcy and in accordance with the Plan, all of our obligations with respect to Ultra Resources prepetition indebtedness and the associated debt agreements were cancelled, except to the limited extent expressly set forth in the Plan, and the holders of claims related to the indebtedness received payment in full of allowed claims (including with respect to outstanding principal, unpaid prepetition interest, and certain other prepetition fees and obligations arising under the debt agreements). In connection with the confirmation and consummation of the Plan, we entered into a stipulation with the claimants pursuant to which we agreed to establish and fund a $400.0 million reserve account after the Company’s emergence from bankruptcy, pending resolution of make-whole and postpetition interest claims. On April 14, 2017, we funded the account. Following our emergence from bankruptcy, we continued to dispute the claims made by holders of the Ultra Resources’ indebtedness for certain make-whole amounts and postpetition interest at the default rates provided for in the debt agreements.

On September 22, 2017, the Bankruptcy Court denied the Company’s objection to the pending make-whole and postpetition interest claims. On October 6, 2017, the Bankruptcy Court entered an order requiring the Company to distribute amounts attributable to the disputed claims to the applicable parties. Pursuant to the order, on October 12, 2017, the Company distributed $399.0 million from the reserve fund to the parties asserting the make-whole and postpetition interest claims and $1.3 million (the balance remaining after distributions to the parties asserting claims) was returned to the Company. The disbursement of $399.0 million was comprised of $223.8 million representing the fees owed under the make-whole claims and $175.2 million representing postpetition interest at the default rate. The Company appealed the court order denying its objections to these claims to the U.S. Court of Appeals for the Fifth Circuit (the “Appellate Court”).

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

On January 17, 2019, the Appellate Court issued an opinion vacating the order of the Bankruptcy Court denying the Company’s objection to the asserted make-whole and post-petition interest claims and remanding the matter and those determinations to the Bankruptcy Court for further reconsideration. As of June 30, 2019, there were approximately $260 million of claims subject to the Appellate Court decision.   On January 31, 2019, the holders of these claims filed a petition for rehearing en banc. It is not possible to determine the ultimate disposition of these matters at this time.

Royalties

On April 19, 2016, the Company received a preliminary determination notice from the U.S. Department of the Interior’s Office of Natural Resources Revenue (“ONRR”) asserting that the Company’s allocation of certain processing costs and plant fuel use at certain processing plants were impermissibly charged as deductions in the determination of royalties owed under federal oil and gas leases. ONRR also filed a proof of claim in our bankruptcy proceedings asserting approximately $35.1 million in claims related to these matters. We disputed the preliminary determination and the proof of claim. In August 2019, the Company and ONRR agreed in principle to a resolution agreement whereby the Company agreed to pay $12.4 million through installment payments over 60 months, with interest accruing at the applicable federal rate and payable with the final installment payment. This obligation has been recorded to Other operating expense, net on the condensed consolidated statement of operations as of June 30, 2019, and the first installment payments is due in September 2019. Both the Company and ONRR will issue full releases in connection with the audit period. The releases will not be an admission of liability as to any of the matters settled.

Other Claims

During the quarter ended June 30, 2019, the Company settled and funded a dispute related to a net profits interest in certain of its operated leases in the Pinedale field. This settlement resulted in a payment of $3.5 million.  The Company had previously accrued for this item; therefore, no additional expense was recognized during the quarter. Additionally, the Company agreed in principle the settlement of a separate overriding royalty interest dispute and has recognized an expense of $1.5 million as an estimate of the historical claims.

We are also party to various disputes with respect to certain overriding royalty and net profits interests in certain of our operated leases in the Pinedale field. At this time, no determination of the outcome of these claims can be made, and we cannot reasonably estimate the potential impact of these claims. We are defending these cases vigorously, and we expect these claims to be resolved in our chapter 11 proceedings. In addition, we are currently involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, we believe the Company has adequately reserved for such items where it has been determined that a liability is probable and is reasonably estimable. Additionally, we believe that resolution of all such additional pending or threatened litigation is not likely to have a material adverse effect on our financial position or results of operations.

13. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2019, for material events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as set forth below:

As previously disclosed, on January 17, 2019, the Appellate Court issued an opinion vacating the order of the Bankruptcy Court denying the Company’s objection to the asserted make-whole and post-petition interest claims and remanding the matter and those determinations to the Bankruptcy Court for further reconsideration.  On January 31, 2019, the holders of these claims filed a petition for rehearing en banc.

As previously disclosed, the Company had settled certain claims in 2018 and in the first quarter 2019. As of March 31, 2019, the Company had approximately $260 million of claims still outstanding.  During and subsequent to the quarter ended June 30, 2019, the Company entered into additional settlement agreements with holders of certain make-whole and post-petition interest claims.  Pursuant to these settlements, the parties agreed to settle the pending disputes between such holders and the Company, and the holders collectively agreed to pay approximately $13.5 million to the Company.  As of August 8, 2019, there is approximately $240 million of claims subject to the Appellate Court decision.  It is not possible to determine the ultimate disposition of these matters at this time.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of the Company should be read in conjunction with the Company’s condensed consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

FORWARD-LOOKING STATEMENTS:

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

The Company currently generates its revenue, earnings and cash flow from the production and sales of natural gas and crude oil and condensate from its Pinedale field.

Total production for the quarter ended June 30, 2019 was 59.8 Bcf of natural gas and 449.2 MBbl of crude oil and condensate, for a total of 62.5 Bcfe of production. The production was 0.3 Bcfe higher as compared to the first quarter of 2019, as the drilling program in the first quarter and into the second quarter approximately replaced the natural decline from the proved producing wells on line as of the beginning of the year.  The Company generated significant cash flow from it producing activities, whereby it has produced 124.7 Bcfe through the six months ended June 30, 2019.  For the six months ended June 30, 2019, cash flow from operations was $215.1 million.

During the second quarter, the Company elected to release a drilling rig and reduce its operated rig count in the Pinedale field from three to two. This decision was based on the following factors: 1) consideration of the current pace at which the drilling of wells was occurring; 2) the Company participated in the wells at a higher working interest percentage due to one of its partners electing to non-consent participation in the wells; 3) the overall expected economic returns on the invested capital with the current commodity pricing; and 4) the goal of the Company to generate free cash flow.

In the third quarter of 2019, the Company has announced plans to further reduce its operated drilling program to a single rig as a result of continued low commodity prices.  This will reduce the level of total 2019 capital investment to range of $260 million to $290 million, a reduction of approximately $60 million, or 18%, from the midpoint of the Company’s initial 2019 capital investment guidance. The Company will continue to evaluate the commodity price environment and the projected investment returns, as it manages its capital investment program.

The prices of oil and natural gas are critical factors to the Company’s business. The prices of oil and natural gas have historically been volatile, and this volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into derivative commodity contracts through the use of swap agreements, costless collars, and/or deferred premium puts. The Company also enters into short-term fixed price forward physical delivery contracts for natural gas and oil from time-to-time. Under the Revolving Credit Facility, the Company is subject to the following minimum hedging requirements: through September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from its PDP reserves; and during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves. Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement. The Company utilizes costless collars and deferred put contracts, with low premium costs, to provide a degree of floor price protection and allow the Company to participate in more upward price exposure.

On a per unit basis, the average realized prices for the Company in the quarters ended June 30, 2019 and 2018, was $2.45 per Mcfe and $2.60 per Mcfe, respectively.  The average price realization for the Company’s natural gas during the quarter ended June 30, 2019 was $2.17 per Mcf, including realized gains and losses on commodity derivatives, compared to $2.28 per Mcf during the quarter ended June 30, 2018. The average price realization for the Company’s natural gas during the each of the quarters ended June 30, 2019 and 2018, excluding realized gains and losses on commodity derivatives, was $2.11 per Mcf.

The average price realization for the Company’s crude oil and condensate during the quarter ended June 30, 2019 was $59.65 per barrel, including realized gains and losses on commodity derivatives, compared to $58.24 per barrel during the quarter ended June 30, 2018. The average price realization for the Company’s crude oil and condensate during the quarter ended June 30, 2019, excluding realized gains and losses on commodity derivatives, was $60.80 per barrel, compared to $64.71 per barrel during the quarter ended June 30, 2018.

Capital Investments

As of June 30, 2019, the Company operated two rigs in the Pinedale field with a primary focus of drilling vertical wells. The Company has also participated in wells drilled by other operators in the Pinedale field during this period. The total capital investment in oil and gas properties was $176.8 million for the six months ended June 30, 2019. During this period, there were 53 gross (52.5 net) vertical wells and 1 gross (0.9 net) horizontal wells, together with 16 gross (5.3 net) vertical wells operated by others that were brought online.

The vertical well costs as of June 30, 2019 averaged $3.19 million. This stabilization of capital cost from the higher well cost levels in the early part of 2018 was a reflection of more concentrated vertical well operations. This resulted in efficiencies from development on larger drill pads resulting in less rig movement and a higher utilization rate of equipment.

Liquidity and Working Capital

As of June 30, 2019, the Company had $5.2 million of cash and $59.0 million outstanding under its Revolving Credit Facility. The borrowing base under our Revolving Credit Facility is currently $1.3 billion, and lender commitments under the Revolving Credit Facility are $325.0 million based on the borrowing base redetermination completed in February 2019. The next borrowing base redetermination is scheduled for October 1, 2019.

The Company’s borrowing base may decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness, or for various other reasons.  A decrease in the Company’s borrowing base due to declines in commodity prices or otherwise, would impact the Company’s ability to borrow under the Revolving Credit Facility and could require the Company to pay indebtedness in excess of the redetermined borrowing base.  In addition, the Company may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations, including any such debt repayment obligations.

Moreover, while the Company’s current borrowing base and the amount outstanding under the Revolving Credit Facility indicate sufficient liquidity to execute our business plan for the foreseeable future, the amount that we may borrow under the Revolving Credit Facility is governed by compliance with the consolidated net leverage covenant as discussed in Note 6.  A sustained decline in commodity prices could cause the Company to be out of compliance with future consolidated net leverage covenant ratios, which could reduce the Company’s effective liquidity.

CONSOLIDATED RESULTS OF OPERATIONS:

Beginning as of January 1, 2019, the Company revised its estimated administrative costs associated with its operations and classified as Lease operating expenses on the Consolidated Statement of Operations.  During 2018 and 2019, the Company has taken steps to drive efficiencies through its operations which resulted its overhead costs being less than the inflation adjustment to the overhead rates set by the Council of Petroleum Accountants Societies (“COPAS”).  Accordingly, the Company reduced the amount of costs categorized as Lease operating expenses, with General and administrative expenses absorbing a larger portion of the Company’s total administrative costs.

The following table summarizes our unaudited condensed consolidated statement of operations for the periods indicated:

	For the Quarter Ended			For the Six Months
	Ended June 30,		%	Ended June 30,		%
	2019	2018	Variance	2019	2018	Variance
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	59,805	66,892	(11)%	119,380	135,128	(12)%
Crude oil and condensate (Bbl)	449	667	(33)%	886	1,345	(34)%
Total production (Mcfe)	62,499	70,894	(12)%	124,696	143,198	(13)%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$2.11	$2.11	—	$3.12	$2.39	31%
Natural gas ($/Mcf, including realized hedges)	$2.17	$2.28	(5)%	$2.47	$2.48	(1)%
Oil and condensate ($/Bbl, excluding hedges)	$60.80	$64.71	(6)%	$57.30	$62.79	(9)%
Oil and condensate ($/Bbl, including realized hedges)	$59.65	$58.24	2%	$59.62	$59.31	1%

Revenues:
Natural gas sales	$125,915	$141,255	(11)%	$371,903	$322,716	15%
Oil sales	27,301	43,167	(37)%	50,767	84,451	(40)%
Other revenues	2,190	5,716	(62)%	4,197	8,344	(50)%
Total operating revenues	$155,406	$190,138	(18)%	$426,867	$415,511	3%

Derivatives:
Realized gain (loss) on commodity derivatives	$3,420	$6,662	(49)%	$(75,211)	$7,736	(1072)%
Unrealized gain (loss) on commodity derivatives	68,234	(53,933)	(227)%	82,527	(61,539)	(234)%
Total Gain (loss) on commodity derivatives	$71,654	$(47,271)	(252)%	$7,316	$(53,803)	(114)%

Operating Costs and Expenses:
Lease operating expenses	$15,889	$23,645	(33)%	$33,114	$45,409	(27)%
Facility lease expense	$6,543	$6,526	0%	$13,188	$12,682	4%
Production taxes	$16,443	$18,883	(13)%	$46,618	$42,153	11%
Gathering fees	$20,320	$24,181	(16)%	$40,200	$47,238	(15)%
Depletion, depreciation and amortization	$55,768	$51,742	8%	$107,422	$102,282	5%
General and administrative expenses	$7,433	$2,063	260%	$14,485	$14,752	(2)%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.25	$0.33	(24)%	$0.27	$0.32	(16)%
Facility lease expense	$0.10	$0.09	11%	$0.11	$0.09	22%
Production taxes	$0.26	$0.27	(4)%	$0.37	$0.29	28%
Gathering fees	$0.33	$0.34	(3)%	$0.32	$0.33	(3)%
Depletion, depreciation and amortization	$0.89	$0.73	22%	$0.86	$0.71	21%
General and administrative expenses	$0.12	$0.03	300%	$0.12	$0.10	20%

Quarter Ended June 30, 2019 vs. Quarter Ended June 30, 2018

Production, Commodity Prices and Revenues:

Production. During the quarter ended June 30, 2019, total production decreased on a gas equivalent basis to 62.5 Bcfe compared to 70.9 Bcfe for the same period in 2018. The decrease is primarily attributable to a decrease in capital investment which occurred over the second half of 2018 and resulted in lower production in the current period. Additionally, the sale of the non-core assets in Utah during the third quarter of 2018 resulted in a decrease in production on a comparative basis.

Commodity Prices – Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 5% to $2.17 per Mcf during the quarter ended June 30, 2019, as compared to $2.28 per Mcf for the same period in 2018. The Company has entered into various natural gas price commodity derivative contracts with contract periods extending through the fourth quarter of 2020. See Note 9 for additional details relating to these derivative contracts. During the quarter ended June 30, 2019 and 2018, the Company’s average price for natural gas, excluding realized gains and losses on commodity derivatives, was $2.11 per Mcf.

Commodity Prices – Oil. Realized oil prices, including realized gains and losses on commodity derivatives, increased to $59.65 per barrel during the quarter ended June 30, 2019, as compared to $58.24  per barrel for the same period in 2018. The Company has entered into various oil price commodity derivative contracts with contract periods extending through 2020. See Note 9 for additional details relating to these derivative contracts. During the three months ended June 30, 2019, the Company’s average price for oil, excluding realized gains and losses on commodity derivatives, was $60.80 per barrel as compared to $64.71 per barrel for the same period in 2018.

Revenues. During the quarter ended June 30, 2019, revenues decreased to $155.4 million as compared to $190.1 million for the same period in 2018. This decrease is primarily attributable to the decrease in total production and the decrease natural gas prices.

Operating Costs and Expenses:

Lease Operating Expense. Lease operating expense (“LOE”) decreased to $15.9 million during the quarter ended June 30, 2019 as compared to $23.6 million during the same period in 2018. The decrease for the period was partially driven by the exclusion of the Utah production and related expenses in 2019 which approximated $3.0 million of expense for the quarter ended June 30, 2018. The sale of the Utah assets was completed in September 2018. Additionally, beginning in 2019, the Company adjusted the estimate used to determine the overhead rate used for the Company administrative expenses as previously discussed.  The decrease in the overhead charged to the LOE was approximately $4.1 million compared to the same period in 2018. On a unit of production basis, LOE costs decreased to $0.25 per Mcfe during the quarter ended June 30, 2019 as compared with $0.33 per Mcfe during the same period in 2018.

Facility Lease Expense. In 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale field. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual base rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index), which base rent may increase if certain volume thresholds are exceeded. For the quarters ended June 30, 2019 and 2018, the Company recognized expense associated with the Lease Agreement of $6.5 million.

Production Taxes. During the quarter ended June 30, 2019, production taxes decreased to $16.4 million compared to $18.9 million during the same period in 2018, or $0.26 per Mcfe compared to $0.27 per Mcfe, respectively. Production taxes in Wyoming are primarily calculated based on a percentage of revenue from the physical production and realized revenues, excluding derivative hedge settlements, after certain deductions and were 10.6% of revenues for the quarter ended June 30, 2019 and 9.9% of revenues for the same period in 2018.

Gathering Fees. During the quarter ended June 30, 2019, gathering fees decreased to $20.3 million compared to $24.2 million during the same period in 2018, related to decreased production volumes. On a per unit basis, gathering fees decreased slightly to $0.33 per Mcfe for the quarter ended June 30, 2019 as compared to $0.34 per Mcfe in the same period in 2018.

Depletion, Depreciation and Amortization. During the quarter ended June 30, 2019, depletion, depreciation and amortization (“DD&A”) expense increased to $55.8 million compared to $51.7 million for the same period in 2018. The increase in 2019 is primarily attributable to projected capital costs associated with proved undeveloped properties being at a higher cost and, therefore, the depletion rate per unit is greater than the current oil and gas property value per unit, offset slightly by decreased production volumes during the three months ended June 30, 2019. On a unit of production basis, the DD&A rate increased to $0.89 per Mcfe for the quarter ended June 30, 2019 compared to $0.73 per Mcfe for the same period in 2018.

General and Administrative Expenses. During the quarter ended June 30, 2019, general and administrative expenses increased to $7.4 million as compared to $2.1 million for the same period in 2018. The increase is primarily attributable to the revision in estimate of costs attributed to General and administrative expenses and LOE, as previously described.  Additionally, the increase is a result of increased of legal fees related to the Company’s unsuccessful offer to exchange Ultra Resources, Inc.’s outstanding 7.125% Senior Notes due 2025 for new third lien senior secured notes, which was ultimately terminated in July 2019. The change was partially offset by a decrease in share-based compensation expense recognized during the quarter. On a per unit basis, general and administrative expenses increased to $0.12 per Mcfe for the quarter ended June 30, 2019 compared to $0.03 per Mcfe for the same period in 2018.

The Company analyzes the combined LOE and General and administrative expenses as controllable costs.  The combined LOE and General and administrative expenses for the quarter ended June 30, 2019, was $0.37 per Mcfe compared to $0.36 per Mcfe for the same period in 2018.  As previously noted, the slight increase in General and administrative expenses associated with the unsuccessful offering of third lien senior secured notes, partially offset by the exclusion of the Utah production and related expenses in 2019. The sale of the Utah assets was completed in September 2018.

Other Income and Expenses:

Interest Expense. Interest expense decreased to $32.4 million during the quarter ended June 30, 2019 as compared to $37.7 million during the same period in 2018. Interest expense is comprised of four primary elements: (i) cash interest expense; (ii) PIK interest expense; (iii) amortization of deferred premium; and (iv) amortization of deferred financing costs. The table below reflects the comparative amounts in each period presented (in thousands).  The cash interest expense and PIK interest increased for the quarter ended June 30, 2019, as a result of the higher interest cost from the Second Lien Notes issued in December 2019.  In conjunction with the issuance of the Second Lien Notes, the Company recognized a deferred premium which is amortized over the term of the Second Lien Notes.

	For the Three Months Ended June 30,
	2019	2018
Cash interest expense	$36,506	$34,933
PIK interest expense	3,540	—
Amortization of deferred premium	(10,856)	—
Amortization of deferred financing costs and discount	3,186	2,782
Total interest expense	$32,376	$37,715

Deferred Gain on Sale of Liquids Gathering System (“LGS”). During the quarter ended June 30, 2018, the Company recognized $2.6 million in deferred gain on the 2012 sale of the LGS and certain associated real property rights. On January 1, 2019, the Company recognized the remaining deferred gain as an opening balance sheet adjustment to Retained loss upon adoption of ASC 842.

Other Expense.  During the quarter ended June 30, 2019, the Company reached a settlement with the ONRR audit from 2010 through 2012, including an overriding royalty claim.  Such amounts have been in dispute prior to the Company’s bankruptcy filing in 2016 and are described in more detail in Note 12.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the quarter ended June 30, 2019, the Company recognized a gain of $71.7 million, as compared to a loss of $47.3 million related to commodity derivatives for the same period in 2018. Of this total, the Company recognized $3.4 million related to a realized gain on commodity derivatives that were settled during the quarter ended June 30, 2019, as compared with $6.7 million related to a realized gain on commodity derivatives during the same period in 2018. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This amount also includes an unrealized gain of $68.2 million on commodity derivatives during the quarter ended June 30, 2019, as compared to an unrealized loss of $53.9 million during the same period in 2018. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.

Income from Operations:

Pretax Income(Loss). During the quarter ended June 30, 2019, the Company recognized income before income taxes of $57.0 million compared to a pretax loss of $20.5 million for the same period in 2018. The operating income and operating expense elements together with the gain on commodity derivatives, offset by the decreased net interest expense were the primary elements for the increase in net income during the quarter ended June 30, 2019, as compared to the same period in 2018.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2019. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. During the quarter ended June 30, 2019, the Company recognized net income of $57.1 million, or $0.29 per diluted share, as compared to a net loss of $20.6 million, or $(0.10) per diluted share, for the same period in 2018. The operating income and operating expense elements together with the gain on commodity derivatives, offset by the decreased interest expense were the primary elements for the increase in net income during the quarter ended June 30, 2019, as compared to the same period in 2018.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Production, Commodity Derivatives and Revenues:

Production.  During the six months ended June 30, 2019, total production decreased by 13% on a gas equivalent basis to 124.7 Bcfe compared to 143.2 Bcfe for the same period in 2018, primarily attributable to a decrease in capital investment which occurred over the second half of 2018 and resulted in lower production in the current period. Additionally, the sale of the non-core assets in Utah during the third quarter of 2018 resulted in a relative decrease in production on a comparative basis.

Commodity Prices – Natural Gas.  Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased to $2.47 per Mcf during the six months ended June 30, 2019, as compared to $2.48 per Mcf for the same period in 2018.  During the six months ended June 30, 2019, the Company entered into additional natural gas price commodity derivative contracts with contract periods extending through 2020. See Note 9 for additional details. During the six months ended June 30, 2019, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $3.12 per Mcf as compared to $2.39 per Mcf for the same period in 2018.

Commodity Prices – Oil.  Realized oil prices, including realized gains and losses on commodity derivatives, increased slightly to $59.62 per barrel during the six months ended June 30, 2019 as compared to $59.31 per barrel for the same period in 2018.  During the six months ended June 30, 2019, the Company entered into additional oil price commodity derivative contracts with contract periods extending through 2020.  See Note 9 for additional details.  During the six months ended June 30, 2019, the Company’s average price for oil excluding realized gains and losses on commodity derivatives was $57.30 per barrel as compared to $62.79 per barrel for the same period in 2018.

Revenues.  Increased average natural gas prices, partially offset by decreased production, resulted in revenues increasing to $426.9 million for the six months ended June 30, 2019 as compared to $415.5 million for the same period in 2018.

Operating Costs and Expenses:

Lease Operating Expense.  LOE decreased to $33.1 million during the six months ended June 30, 2019 compared to $45.4 million during the same period in 2018, primarily related to the exclusion of the Utah production and related expenses in 2019 which approximated $5.8 million for the six months ended June 30, 2019. The sale of the Utah assets was completed in September 2018. Additionally, beginning in 2019, the Company adjusted the estimate used to determine the overhead rate used for the Company administrative expenses as previously discussed.  The decrease in the overhead charged to the LOE was approximately $6.9 million for the six months ended June 30, 2019. On a unit of production basis, LOE costs decreased to $0.27 per Mcfe during the six months ended June 30, 2019 compared to $0.32 per Mcfe during the same period in 2018.

Facility Lease Expense.  During December 2012, the Company sold the LGS and certain associated real property rights in the Pinedale field and the Company entered into the Lease Agreement. The Lease Agreement provides for an initial term of 15 years, and annual rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index) and may increase if certain volume thresholds are exceeded. For the six months ended June 30, 2019, the Company recognized operating lease expense associated with the Lease Agreement of $13.2 million, or $0.11 per Mcfe, as compared to $12.7 million, or $0.09 per Mcfe, for the same period in 2018.

Production Taxes.  During the six months ended June 30, 2019, production taxes were $46.6 million compared to $42.2 million during the same period in 2018, or $0.37 per Mcfe compared to $0.29 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production in Wyoming after certain deductions and were 10.9% of revenues for the six months ended June 30, 2019 and 10.1% of revenues for the same period in 2018.  The increase in per unit taxes is primarily attributable to increased natural gas prices during the six months ended June 30, 2019, as compared to the same period in 2018.

Gathering Fees.  Gathering fees decreased to $40.2 million for the six months ended June 30, 2019, compared to $47.2 million during the same period in 2018, largely related to decreased production.  On a per unit basis, gathering fees decreased slightly to $0.32 per Mcfe for the six months ended June 30, 2019 compared to $0.33 per Mcfe for the same period in 2018.

Depletion, Depreciation and Amortization.  DD&A expenses increased to $107.4 million during the six months ended June 30, 2019, from $102.3 million for the same period in 2018. The increase in 2019 is primarily attributable to projected capital costs associated with proved undeveloped properties being at a higher cost and, therefore, the depletion rate per unit is greater than the current oil and gas property value per unit, offset slightly by decreased production volumes during the six months ended June 30, 2019.  On a unit of production basis, the DD&A rate increased to $0.86 per Mcfe for the six months ended June 30, 2019 compared to $0.71 per Mcfe for the six months ended June 30, 2018.

General and Administrative Expenses. General and administrative expenses decreased to $14.5 million for the six months ended June 30, 2019 compared to $14.8 million for the same period in 2018. The decrease is primarily attributable to the stock incentive compensation expense that was incurred as of June 30, 2018, as part of the Management Incentive Plan. This was partially offset by the change in estimate of costs attributed to General and administrative expenses and LOE, as previously described.  Furthermore, during the quarter the Company incurred the legal fees related to the Company’s unsuccessful offer to exchange Ultra Resources, Inc.’s outstanding 7.125% Senior Notes due 2025 for new third lien senior secured notes, which was ultimately terminated in July 2019. On a per unit basis, general and administrative expenses increased to $0.12 per Mcfe for the six months ended June 30, 2019 compared to $0.10 per Mcfe for the six months ended June 30, 2018.

The Company analyzes the combined LOE and General and administrative expenses as controllable costs.  The combined LOE and General and administrative expenses for the six months ended June 30, 2019, was $0.39 per Mcfe compared to $0.42 per Mcfe for the same period in 2018.  As previously noted, the slight decrease in controllable costs on a per unit basis is a result of the exclusion of the Utah production and related expenses in 2019. The sale of the Utah assets was completed in September 2018. This was partially offset by the incremental increase in General and administrative expenses associated with the unsuccessful offering of third lien senior secured notes.

Other Income and Expenses:

Interest Expense.  Interest expense decreased to $65.7 million during the six months ended June 30, 2019 compared to $73.6 million during the same period in 2018. Interest expense is comprised of four primary elements: (i) cash interest expense; (ii) PIK interest expense; (iii) amortization of deferred premium; and (iv) amortization of deferred financing costs. The table below reflects the comparative amounts in each period presented (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Cash interest expense	$73,245	$68,042
PIK interest expense	6,722	—
Amortization of deferred premium	(20,572)	—
Amortization of deferred financing costs and discount	6,308	5,510
Total interest expense	$65,703	$73,552

Deferred Gain on Sale of Liquids Gathering System.  During the six months ended June 30, 2018, the Company recognized $5.3 million in deferred gain on the sale of the LGS and certain associated real property rights in the Pinedale field during December 2012.  On January 1, 2019, the Company recognized the remaining deferred gain as an opening balance sheet adjustment to Retained loss upon adoption of ASC 842.

Other Expense.  During 2019, the Company reached a settlement with the ONRR audit from 2010 through 2012, including an overriding royalty claim.  Such amounts have been in dispute prior to the Company’s bankruptcy filing in 2016 and are described in more detail in Note 12.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the six months ended June 30, 2019, the Company recognized a gain of $7.3 million related to commodity derivatives as compared to a loss of $53.8 million related to commodity derivatives during the same period in 2018. Of this total, the Company recognized $75.2 million related to a realized loss on commodity derivatives during the six months ended June 30, 2019, as compared with $7.7 million related to a realized gain on commodity derivatives during the same period in 2018. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain (loss) on commodity derivatives also includes an $82.5 million unrealized gain on commodity derivatives for the six months ended June 30, 2019, as compared to a $61.5 million unrealized loss on commodity derivatives for the same period in 2018. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.  See Note 9 for additional details.

Income from Operations:

Pretax Income.  The Company recognized income before income taxes of $97.6 million for the six months ended June 30, 2019 compared to $27.4 million for the same period in 2018. The operating income and operating expense elements together with the gain on commodity derivatives, offset by the decreased net interest expense were the primary elements for the increase in net income during the six months ended June 30, 2019, as compared to the same period in 2018.

Income Taxes.  The Company recorded a current tax benefit of $0.2 million for the six months ended June 30, 2019. The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2019.  Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income.  For the six months ended June 30, 2019, the Company recognized net income of $97.8 million, or $0.49 per diluted share, as compared to $26.9 million, or $0.14 per diluted share, for the same period in 2018. The increase in earnings is driven by the operating income and operating expense elements together with the gain on commodity derivatives, offset by the decreased interest expense were the primary elements for the increase in net income during the six months ended June 30, 2019, as compared to the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES:

Overview. During the six months ended June 30, 2019, we funded our operations primarily through cash flows from operating activities and periodic borrowings under the Revolving Credit Facility (defined below). At June 30, 2019, the Company has cash and cash equivalents of $5.2 million and $59.0 million outstanding borrowings under the Revolving Credit Facility. The borrowing base attributed to the Revolving Credit Facility provides for a total of $325.0 million of availability, as determined in February 2019. In addition to the borrowings outstanding under the Revolving Credit Facility, the Company had $1.9 billion of other indebtedness outstanding in the form of term loans, secured notes and unsecured notes with maturities in 2022 through 2025. Availability under the borrowing base may be limited based on compliance with financial covenants; however, the Company expects to have adequate liquidity to fund its operations into the foreseeable future.

Given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, the Company’s liquidity needs could be significantly higher than the Company currently anticipates. The Company’s ability to maintain adequate liquidity depends on the prevailing market prices for oil and natural gas, the successful operation of the business, and appropriate management of operating expenses, levels of capital investment, and availability under the Revolving Credit Facility. The Company’s anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

Capital Expenditures. For the six months ended June 30, 2019, total capital expenditures were $176.8 million. During this period, the Company participated in 53 gross (52.5 net) vertical wells and 1 gross (0.9 net) horizontal wells, together with 16 gross (5.3 net) vertical wells operated by others.

2019 Capital Investment Plan. Based on the decision in the third quarter to move to a one rig operated drilling program, the Company’s 2019 capital investment forecast has been adjusted to a range of $260 million to $290 million, a reduction of approximately $60 million from the midpoint of the initial capital investment guidance. Our capital investment for the six months ended June 30, 2019, totaled $176.8 million. We expect to fund future capital expenditures through cash flows from operations, borrowings under the Revolving Credit Facility, and cash on hand. We expect to allocate all of the capital to development activities in our Pinedale field.  The Company has the ability to adjust the capital investment plan depending on the projected natural gas price and estimates of economic returns on the capital investment.  Additionally, future estimates of capital expenditures may vary depending on whether partners elect to participate in their working interest share of proposed wells and, similarly, the Company may elect not to participate in wells drilled by other operators.

Credit Agreement. Ultra Resources Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (“Ultra Resources”) entered into a Credit Agreement as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement (as defined below).

The semi-annual redetermination in February 2019 resulted in a borrowing base commitment of $1.3 billion, with $975.0 million allocated to the Company’s Term Loan (as defined below) and $325.0 million allocated to the Revolving Credit Facility. At June 30, 2019, Ultra Resources had $59.0 million of outstanding borrowings under the Revolving Credit Facility, and with total commitments of $325.0 million. The next borrowing base redetermination is scheduled for October 1, 2019.

The Revolving Credit Facility has capacity for Ultra Resources to increase the commitments subject to certain conditions, and has $50.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points.  The applicable margin is increased by 25 basis points in the event the Company’s leverage ratio, as defined, exceeds 4.00 to 1.00. Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees.  The Revolving Credit Facility loans mature on January 12, 2022.

The Revolving Credit Facility requires Ultra Resources to maintain (i) a minimum interest coverage ratio of 2.50 to 1.00; (ii) a current ratio, including the unused portion of the Revolving Credit Facility, of a minimum of 1.00 to 1.00; and (iii) after the Company has obtained investment grade rating an asset coverage ratio of 1.50 to 1.00. In addition, as of the last day of (i) each fiscal quarter ending during the period from March 31, 2019 through June 30, 2019, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.75 to 1.00, (ii) each fiscal quarter ending during the period from September 30, 2019 through June 30, 2020, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.90 to 1.0, (iii) the fiscal quarter ending September 30, 2020, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.50 to 1.0, and (iv) the fiscal quarter ending December 31, 2020 and each other fiscal quarter end thereafter, Ultra Resources is required to maintain the consolidated net leverage ratio at or below 4.25 to 1.0. At June 30, 2019, Ultra Resources’ consolidated net leverage ratio and interest coverage ratio were 4.44 to 1.00 and 3.18 to 1.00, respectively, and Ultra Resources was in compliance with each of its debt covenants under the Credit Agreement. A sustained decline in commodity prices could cause the Company to be out of compliance with future consolidated net leverage covenant ratios.

Under the Revolving Credit Facility, the Company is subject to the following minimum hedging requirements: through September 29, 2019, the Company is required to hedge a minimum of 65% of the quarterly projected volumes of natural gas from its proved developed producing (“PDP”) reserves; and during the period beginning on September 30, 2019 and ending on March 30, 2020, the Company is required to hedge a minimum of 50% of the quarterly projected volumes of natural gas from PDP reserves. Beginning April 1, 2020, the Company will no longer be subject to a minimum hedging requirement. The Company expects to be in compliance with these requirements while the requirements remain effective. The duration of the hedging requirements is an 18-month period from the end of a given quarter.

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

Term Loan. As of June 30, 2019, the Ultra Resources’ First Amendment to the Senior Secured Term Loan (the “Term Loan Agreement”) had a balance of approximately $973.2 million in borrowings, including payable-in-kind (“PIK”) and current maturities.  The Term Loan Agreement is signed with the Company and UP Energy Corporation, as parent guarantors, Barclays Bank PLC, as administrative agent (the “Term Loan Administrative Agent”), and the other lenders party thereto (collectively, the “Term Loan Lenders”).

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

Borrowings under the Term Loan Agreement bear interest at a rate equal to either (a) a customary London interbank offered rate plus 400 basis points or (b) the base rate plus 300 basis points, in each case, of which 25 basis points of the applicable margin is payable-in-kind upon election by Ultra Resources. Beginning in March 2019, the Company has affirmatively elected the PIK option and management expects to continue this practice into the future. Borrowings under the Term Loan Agreement amortize in equal quarterly installments in aggregate annual amounts equal to 0.25% of the initial aggregate principal amount beginning on June 30, 2019. Borrowings under the Term Loan Agreement mature on April 12, 2024.

Borrowings under the Term Loan Agreement are subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include, without limitation, a prepayment requirement with the total net proceeds from certain asset sales and net proceeds on insurance received on account of any loss of Ultra Resources’ property or assets, in each case subject to certain exceptions. In addition, subject to certain conditions, there is a prepayment requirement if the asset coverage ratio is less than 2.0 to 1.0. To the extent any mandatory prepayments are required, prepayments equal to six monthly payments are required to attain compliance and are applied to prepay the borrowings under the Term Loan Agreement.

The Term Loan Agreement also contains customary affirmative and negative covenants, and at June 30, 2019, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement. Refer to Note 6 Long Term Debt in the 2018 Form 10-K for additional details on the terms of the Term Loan Agreement.

The Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Term Loan Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Amendment.

Second Lien Notes. As of June 30, 2019, Ultra Resources had approximately $578.1 million, including PIK interest, in outstanding borrowings of Senior Secured Second Lien Notes (“Second Lien Notes”) pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”).

Interest on the Second Lien Notes accrue at (i) an annual rate of 9.00% payable in cash and (ii) an annual rate of 2.00% PIK. The interest payment dates for the Second Lien Notes are January 15 and July 15 of each year, commencing on July 15, 2019. The Company has accounted for such PIK interest as an increase to the principal outstanding. The Second Lien Notes will mature on July 12, 2024.

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

If Ultra Resources experiences certain change of control triggering events set forth in the Second Lien Notes Indenture, each holder of the Second Lien Notes may require Ultra Resources to repurchase all or a portion of its Second Lien Notes for cash at a price equal to 101% of the aggregate principal amount of such Second Lien Notes, plus any accrued but unpaid interest (including PIK interest) to the date of repurchase.

Ultra Resources is subject to certain customary covenants under the Second Lien Notes Indenture and was in compliance with all such covenants as of June 30, 2019. Refer to Note 6 Long Term Debt in the 2018 Form 10-K for additional details on the terms of the Second Lien Notes.

Unsecured Notes. At June 30, 2019, Ultra Resources had approximately $150.4 million of the 6.875% Senior Notes due 2022 (the “2022 Notes”) and $225.0 million with respect to the 7.125% Senior Notes due 2025 (the “2025 Notes”, and together with the 2022 Notes, the “Unsecured Notes”).

The 2022 Notes will mature on April 15, 2022. Interest on the 2022 Notes accrue at an annual rate of 6.875% and interest payment dates for the 2022 Notes are April 15 and October 15 of each year. The 2025 Notes will mature on April 15, 2025. Interest on the 2025 Notes accrue at an annual rate of 7.125% and interest payment dates for the 2025 Notes are April 15 and October 15 of each year. Interest will be paid on the Unsecured Notes from the issue date until maturity.  Refer to Note 6 Long Term Debt in the 2018 Form 10-K for additional details on the terms of the Unsecured Notes.

Cash flows provided by (used in):

Operating Activities. During the six months ended June 30, 2019, net cash provided by operating activities was $215.1 million compared to $205.8 million for the same period in 2018. The increase in net cash provided by operating activities is attributable to an increase in net income and an increase in working capital.

Investing Activities. During the six months ended June 30, 2019, net cash used in investing activities was $178.3 million as compared to $272.0 million for the same period in 2018. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities. In 2018, the Company was drilling vertical and horizontal wells which resulted in higher capital costs. During 2019, the Company is primarily focused on drilling vertical wells.  Additionally, in the second quarter of 2019, the Company elected to release a drilling rig and reduce its operated rig count in the Pinedale field from three to two. In the third quarter of 2019, the Company plans to reduce its operated drilling program to a single rig.

Financing Activities. During the six months ended June 30, 2019, net cash used in financing activities was $48.0 million as compared to net cash provided by financing activities of $55.3 million for the same period in 2018. The increase in net cash used in financing activities is attributable to the payments on the Revolving Credit Facility from operating cash flows in excess of the borrowings for the six months ended June 30, 2019.

Critical Accounting Policies

Please refer to the corresponding section in Part II, Item 7 and to Note 1, Significant Accounting Policies, included in Part II, Item 8 of our 2018 Form 10-K for discussion of our accounting policies and estimates.

New accounting pronouncements:

Please refer to, Significant Accounting Policies, under Part I, Item 1 of this report for new accounting pronouncements.

OFF BALANCE SHEET ARRANGEMENTS:

The Company did not have any off-balance sheet arrangements as of June 30, 2019.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Objectives and Strategy: The Company is exposed to commodity price risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2019, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Fair Value of Commodity Derivatives: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivative contracts that do not qualify for hedge accounting treatment are recorded at fair value as derivative assets and liabilities on the Condensed Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current income or expense on the Condensed Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the Condensed Consolidated Statements of Cash Flows. The Company does not apply hedge accounting to any of its derivative instruments.  See Note 10 of this report for details regarding the fair value of the derivative contracts described below.

Commodity Derivative Contracts: At June 30, 2019, the Company had the following open commodity derivative contracts to manage commodity price risk. For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty. For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period. The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties.

Type/Year	Index	Total Volumes	Weighted Average (“WA”) Price per Unit	Fair Value - June 30, 2019
		(in millions)		Asset (Liability)
Natural gas fixed price swaps		(Mmbtu)	($/Mmbtu)
2019 (July through December)	NYMEX-Henry Hub	90.5	$2.78	$37,790
2020	NYMEX-Henry Hub	24.6	2.78	2,979

Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2019 (July through December)	NW Rockies Basis Swap	63.5	$(0.54)	$(13,336)
2020	NW Rockies Basis Swap	11.4	(0.17)	1,114

Crude oil fixed price swaps		(Bbl)	($/Bbl)
2019 (July through December)	NYMEX-WTI	0.7	$59.06	$601
2020	NYMEX-WTI	0.5	60.31	1,727

Type/Year	Index	Total Volumes	WA Floor Price ($/MMBTU)	WA Ceiling Price ($/MMBTU)	Fair Value - June 30, 2019
		(in millions)			Asset (Liability)
Natural gas collars		(Mmbtu)
2019 (July through December)	NYMEX	2.8	$2.85	$3.13	$1,376
2020	NYMEX	76.1	$2.49	$2.97	$6,127
2021	NYMEX	7.2	$2.47	$3.03	$(390)
Natural gas deferred premium put options		(Mmbtu)
2020	NYMEX	27.9	$2.41	N/A	$1,707

(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

(2)	The Natural gas deferred premium put options include an average deferred premium of $0.14 for the six months ended June 30, 2019.

Subsequent to June 30, 2019 and through July 31, 2019, the Company entered into the following open commodity derivative contracts to manage commodity price risk.

Type/Year	Index	Total Volumes	Weighted Average Price per Unit
Natural gas basis swaps		(Mmbtu)	($/Mmbtu)
2019 (July through December)	NW Rockies Basis Swap	2.44	$(0.16)
2020	NW Rockies Basis Swap	3.02	$(0.17)

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Commodity Derivatives (in thousands):	2019	2018	2019	2018
Realized gain on commodity derivatives - natural gas (1)	$3,936	$10,982	$(77,267)	$12,426
Realized gain (loss) on commodity derivatives - oil (1)	(516)	(4,320)	2,056	(4,690)
Unrealized gain (loss) on commodity derivatives (1)	68,234	(53,933)	82,527	(61,539)
Total gain (loss) on commodity derivatives	$71,654	$(47,271)	$7,316	$(53,803)

(1)	Included in Loss on commodity derivatives in the Consolidated Statements of Operations.

The realized gain or loss on commodity derivatives relates to actual amounts received or paid or to be received or paid under the Company’s derivative contracts and the unrealized gain or loss on commodity derivatives represents the change in the fair value of these derivative instruments over the remaining term of the contract.

Interest Rate Risk

We are also exposed to market risk related to adverse changes in interest rates, primarily related to fluctuations in short-term rates that are based on the London interbank offered rate.  Such fluctuations may result in reductions of earnings or cash flows due to increases in the interest rates we pay on outstanding borrowings under the Revolving Credit Facility and Term Loan Agreement. At June 30, 2019, the weighted average interest rate on our variable rate debt was 6.3% per year. If the balance of our variable interest rate at June 30, 2019 were to remain constant, a 10% change in the variable market interest rates would impact our cash flows by approximately $1.3 million per year.

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

To a lesser extent, we are also exposed to credit risk through our derivative counterparties. We have entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of our derivative counterparties. The terms of the ISDA Agreements provide us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 9 for additional information regarding our derivative activities.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 for discussion of on-going claims and disputes that arose during our chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business has many risks. Any of the risks discussed in this Quarterly Report on Form 10-Q or in our other SEC filings, could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Except as set forth below, there have been no material changes to the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Quarterly Report on the Form 10-Q for the period ended March 31, 2019. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Our common shares were recently delisted from The NASDAQ Global Select Market and trade in an over-the-counter market. This may negatively affect our stock price and liquidity.

As previously disclosed, on January 29, 2019, we received written notice from the Listing Qualifications Staff of The NASDAQ Stock Market LLC notifying us that our common shares over a period of 30 consecutive trading days closed below the average closing price of $1.00 per share, which is the minimum average closing price required to maintain listing under NASDAQ Listing Rule 5450(a)(1).  Further, as previously disclosed, on July 30, 2019, we received written notice from the Listing Qualifications Staff of The NASDAQ Global Select Market that our common shares would be delisted from The NASDAQ Global Select Market on August 8, 2019  because we have not regained compliance within the automatic period of 180 calendar days provided to us in accordance with NASDAQ Listing Rule 5810(c)(3)(A).

Trading in our common shares is now conducted in the over-the-counter markets on the OTC Bulletin Board and the liquidity of our common shares may likely be reduced or impaired, not only in the number of shares which could be purchased and sold, but also through delays in the timing of the transactions.  There may also be a reduction in our coverage by security analysists and the news media, thereby resulting in potential lower prices for our common shares than might otherwise prevail. The delisting of our common shares may also result in other adverse consequences, including lower demand for our shares, adverse publicity and a reduced interest in our Company from investors, analysts and other market participants.

Investments in securities trading on the over-the-counter markets are generally less liquid than investments in securities trading on a national securities exchange. In addition, the trading of our common shares on the over-the-counter markets could have other negative implications, including the potential loss of confidence in us by suppliers, customers and employees and the loss of institutional investor interest in our common shares. This could further depress the trading price of our common shares and could also have a long-term adverse effect on our ability to raise capital.

There can be no assurance that our common shares will continue to trade on the over-the-counter markets or that any public market for the common shares will exist in the future, whether broker-dealers will continue to provide public quotes of the common shares on this market, whether the trading volume of the common shares will be sufficient to provide for an efficient trading market, whether quotes for the common shares may be blocked in the future, or that we will be able to relist the common shares on a national securities exchange.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the quarter ended June 30, 2019, of shares of common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2019	—	—	—	—
May 2019	190,872	0.39	—	—
June 2019	—	—	—	—
Total	190,872	0.39	—	—

(1)

All shares purchased by the Company in the second quarter of 2019 were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Appointment of Senior Vice President and Chief Human Resources Officer

On April 15, 2019, the Board of Directors of Ultra Petroleum Corp. (the “Company”) appointed Mr. James N. Whyte as Senior Vice President and Chief Human Resources Officer of the Company, effective April 22, 2019.   Mr. Whyte, age 60, previously served as Executive Vice President for Intrepid Potash, Inc. from August 2016 to 2018. Prior to that, he served as the Executive Vice President of Human Resources and Risk Management from 2007 to August 2016. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance, and a private insurance brokerage firm he founded. Mr. Whyte was a director of American Eagle Energy Corporation from November 2013 to October 2016. Mr. Whyte earned a Bachelors of Business Administration from Southern Methodist University and a Masters of Business Administration from the University of Denver.

Mr. Whyte was not appointed pursuant to any arrangement or understanding with any other person, and there are no transactions with Mr. Whyte that would be reportable under Item 404(a) of Regulation S-K.

Employment Agreement

On April 22, 2019, the Company entered into an employment agreement with Mr. Whyte (the “Whyte Employment Agreement”).  The Whyte Employment Agreement provides Mr. Whyte with an initial base salary of $285,000 per year; eligibility to receive cash-based incentive compensation pursuant to the Company’s short-term incentive programs as in effect from time to time with a target amount equal to 50% of his annual base salary; and eligibility to receive grants of equity-based incentive compensation in the form of restricted stock units and performance-based restricted stock units.  The Whyte Employment Agreement also provides Mr. Whyte with other benefits, including health insurance and the opportunity to participate in a 401(k) plan, to the same extent as such benefits are available to the Company’s other salaried employees.

The Whyte Employment Agreement provides that either the Company or Mr. Whyte can terminate his employment relationship. The Company’s right to terminate the employment relationship is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Whyte, depending upon the circumstances under which the employment relationship is terminated.  Under the Whyte Employment Agreement, the Company is generally not obligated to provide any severance payments or benefits if Mr. Whyte is terminated for cause or if Mr. Whyte resigns without good reason, and the Company is generally obligated to provide the severance payments and benefits if the Company terminates him without cause, or if he resigns with good reason (each, as defined in the Whyte Employment Agreement).  In the event Mr. Whyte’s employment is terminated by the Company without cause, or in the event Mr. Whyte resigns for good reason, the Company will be obligated (subject to Mr. Whyte’s timely execution and non-revocation of a release of claims) to provide Mr. Whyte with the following severance benefits: (i) payment of any accrued but unpaid compensation as of the termination date, (ii) payment of a portion of Mr. Whyte’s annual cash incentive compensation based on the Company’s actual performance at the conclusion of the performance period without proration, (iii) a lump-sum payment equal to Mr. Whyte’s then-current annual base salary, and (iv) continued coverage under the Company’s health and welfare benefits programs for the shorter of (x) 12 months following Mr. Whyte’s termination and (y) the date on which Mr. Whyte is eligible for comparable coverage under a subsequent employer.

The Whyte Employment Agreement also contains various other ordinary and customary covenants for the Company’s benefit by Mr. Whyte with respect to inventions, non-competition, non-solicitation, non-disparagement, confidentiality, and cooperation and assistance with respect to litigation or other adjudicatory proceedings.

The foregoing description of the Whyte Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Whyte Employment Agreement, of which a copy is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Grant of Restricted Stock Units

On April 17, 2019, in connection with Mr. Whyte’s appointment as Chief Human Resources Officer, the Company granted an aggregate of 72,000 restricted stock units (“RSUs”) to Mr. Whyte, effective April 22, 2019, pursuant to a restricted stock unit grant agreement (the “Whyte RSU Grant Agreement”).  The Whyte RSU Grant Agreement is subject to the terms and conditions of the Company’s 2017 Stock Incentive Plan, as amended and restated, and generally provides for the following terms:

•

One-third of the RSUs granted will vest in equal installments on each of April 22, 2020, April 22, 2021, and April 22, 2022, provided that Mr. Whyte remains employed on the applicable vesting date. Two-thirds of the RSUs granted will vest based on the extent to which both performance-based and time-based vesting conditions are achieved.

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

•

In the event that Mr. Whyte’s employment is terminated due to death, disability, by the Company without “cause” or by the executive’s resignation for “good reason” as defined in the Whyte Employment Agreement, subject to execution and non-revocation of a release of claims, a pro-rata portion of the time-vesting RSUs that would have vested on the vesting date immediately following the date of Mr. Whyte’s termination of employment will vest, and any performance-based RSUs that have previously performance-vested will immediately vest upon the termination. Any performance-based RSUs that have not performance-vested will automatically expire and terminate for no consideration as of the date of Mr. Whyte’s termination of employment.

The foregoing description of the Whyte RSU Grant Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of RSU Grant Agreement, of which a copy was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019.

Appointment of General Counsel and Corporate Secretary

On April 15, 2019, the Board of Directors of the Company appointed Mr. Kason D. Kerr as Vice President, General Counsel and Corporate Secretary of the Company, effective April 22, 2019.   Mr. Kerr, age 35, previously worked at Halcon Resources Corporation, a publicly traded exploration and production company, from September 2012 to April 1019.  He most recently served as Halcon’s Deputy General Counsel, Corporate, where he worked primarily on the company’s capital markets transactions, acquisitions and divestitures, upstream and midstream activities. Prior to that, he was a capital markets attorney at the law firm of Latham & Watkins LLP and a corporate attorney at the law firm of Bracewell LLP. Mr. Kerr holds a B.B.A. degree in finance, with honors, from the University of Texas at Austin and a J.D. from the University of Houston Law Center.

Mr. Kerr was not appointed pursuant to any arrangement or understanding with any other person, and there are no transactions with Mr. Kerr that would be reportable under Item 404(a) of Regulation S-K.

Employment Agreement

On April 22, 2019, the Company entered into an employment agreement with Mr. Kerr (the “Kerr Employment Agreement”).  The Kerr Employment Agreement provides Mr. Kerr with an initial base salary of $350,000 per year; eligibility to receive cash-based incentive compensation pursuant to the Company’s short-term incentive programs as in effect from time to time with a target amount equal to 75% of his annual base salary; and eligibility to receive grants of equity-based incentive compensation in the form of restricted stock units and performance-based restricted stock units.  The Kerr Employment Agreement also provides Mr. Kerr with other benefits, including health insurance and the opportunity to participate in a 401(k) plan, to the same extent as such benefits are available to the Company’s other salaried employees.

The Kerr Employment Agreement provides that either the Company or Mr. Kerr can terminate his employment relationship. The Company’s right to terminate the employment relationship is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Kerr, depending upon the circumstances under which the employment relationship is terminated.  Under the Kerr Employment Agreement, the Company is generally not obligated to provide any severance payments or benefits if Mr. Kerr is terminated for cause or if Mr. Kerr resigns without good reason, and the Company is generally obligated to provide the severance payments and benefits if the Company terminates him without cause, or if he resigns with good reason (each, as defined in the Kerr Employment Agreement).  In the event Mr. Kerr’s employment is terminated by the Company without cause, or in the event Mr. Kerr resigns for good reason, the Company will be obligated (subject to Mr. Kerr’s timely execution and non-revocation of a release of claims) to provide Mr. Kerr with the following severance benefits: (i) payment of any accrued but unpaid compensation as of the termination date, (ii) payment of a portion of Mr. Kerr’s annual cash incentive compensation based on the Company’s actual performance at the conclusion of the performance period without proration, (iii) a lump-sum payment equal to Mr. Kerr’s then-current annual base salary, and (iv) continued coverage under the Company’s health and welfare benefits programs for the shorter of (x) 12 months following Mr. Kerr’s termination and (y) the date on which Mr. Kerr is eligible for comparable coverage under a subsequent employer.

The Kerr Employment Agreement also contains various other ordinary and customary covenants for the Company’s benefit by Mr. Kerr with respect to inventions, non-competition, non-solicitation, non-disparagement, confidentiality, and cooperation and assistance with respect to litigation or other adjudicatory proceedings.

The foregoing description of the Kerr Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Kerr Employment Agreement, of which a copy is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Grant of Restricted Stock Units

On April 17, 2019, in connection with Mr. Kerr’s appointment as General Counsel and Corporate Secretary, the Company granted an aggregate of 255,000 restricted stock units (“RSUs”) to Mr. Kerr, effective April 22, 2019, pursuant to a restricted stock unit grant agreement (the “Kerr RSU Grant Agreement”).  The Kerr RSU Grant Agreement is subject to the terms and conditions of the Company’s 2017 Stock Incentive Plan, as amended and restated, and generally provides for the following terms:

•

One-third of the RSUs granted will vest in equal installments on each of April 22, 2020, April 22, 2021, and April 22, 2022, provided that Mr. Kerr remains employed on the applicable vesting date. Two-thirds of the RSUs granted will vest based on the extent to which both performance-based and time-based vesting conditions are achieved.

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

•

In the event that Mr. Kerr’s employment is terminated due to death, disability, by the Company without “cause” or by the executive’s resignation for “good reason” as defined in the Kerr Employment Agreement, subject to execution and non-revocation of a release of claims, a pro-rata portion of the time-vesting RSUs that would have vested on the vesting date immediately following the date of Mr. Kerr’s termination of employment will vest, and any performance-based RSUs that have previously performance-vested will immediately vest upon the termination. Any performance-based RSUs that have not performance-vested will automatically expire and terminate for no consideration as of the date of Mr. Kerr’s termination of employment.

The foregoing description of the Kerr RSU Grant Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the RSU Grant Agreement, of which a copy was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1

Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit A of the Order Confirming Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 16, 2017).

*3.1	Restated Articles of Reorganization of Ultra Petroleum Corp.

3.2	Second Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2018).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

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

*#10.2	Employment Agreement dated as of April 22, 2019 by and between Ultra Petroleum Corp. and Kason Kerr.
*#10.3	Employment Agreement dated as of April 22, 2019 by and between Ultra Petroleum Corp. and Jamie Whyte.

#10.4

Employment Agreement dated as of June 17, 2019 by and between Ultra Petroleum Corp. and Mark Solomon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 20, 2019).

#10.5	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

#10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Calculation Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition.

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 15(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRA PETROLEUM CORP.

	By:	/s/ Brad Johnson
		Name:	Brad Johnson
		Title:	President and Chief Executive Officer

Date: August 9, 2019

	By:	/s/ David W. Honeyfield
		Name:	David W. Honeyfield
		Title:	Senior Vice President and Chief Financial Officer

Date: August 9, 2019

	By:	/s/ Mark T. Solomon
		Name:	Mark T. Solomon
		Title:	Vice President – Controller and Chief Accounting Officer
Date: August 9, 2019