Form 10-K
period 2019-12-31
ULTRA PETROLEUM CORP
filed 2020-04-15
CIK 1022646

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑	Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐        NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $28,438,541 as of June 28, 2019 (based on the last reported sales price of $0.18 of such stock on the NASDAQ on such date).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☑        NO ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of March 31, 2020 was 198,303,021.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

PART I

Item 1.	Business.

General

Ultra Petroleum Corp. and its wholly-owned subsidiaries (collectively the “Company”, “Ultra”, “our”, “we”, or “us”) is an independent exploration and production company focused on developing and producing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basis of southwest Wyoming. The Company was incorporated in 1979, under the laws of the Province of British Columbia, Canada. Ultra remains a Canadian company, and since March 2000, has operated under the laws of Yukon, Canada pursuant to Section 190 of the Yukon Business Corporations Act.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge to the public on the Company’s website at www.ultrapetroleum.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may also request a copy of these filings at no cost by making written or telephone requests for copies to Ultra Petroleum Corp., Investor Relations, 116 Inverness Drive East, Suite 400, Englewood, CO 80112, (303) 708-9740, ext. 9898. The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company. The SEC’s website address is www.sec.gov.

Oil and Gas Properties Overview

Principal Operating Area

The Company conducts operations exclusively in the United States.  Its operations in southwest Wyoming have historically focused on producing and developing its long-life natural gas reserves in a tight gas sand trend located in the Green River Basin. The Company targets sands of the upper Cretaceous Lance Pool in the Pinedale and Jonah fields. The Lance Pool, as administered by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), includes sands of the Lance formation at depths between approximately 8,000 and 12,000 feet and the Mesaverde formation at depths between approximately 12,000 and 14,000 feet. As of December 31, 2019, Ultra owned interests in approximately 117,000 gross (83,000 net) acres in Wyoming covering approximately 190 square miles.  Following the sale of the Company’s Pennsylvania properties in late 2017 and Utah assets in late 2018, all oil and gas operations are now focused in the Pinedale and Jonah fields.

Mission and Strategy

Ultra’s mission and strategy is focused on disciplined capital allocation decisions, generating operating cash flows, reducing its indebtedness, and preserving future potential drilling inventory for more constructive natural gas prices.  The Company’s emphasis on these elements is critically relevant as the natural gas commodity price has eroded further over the course of 2019, and the forward strip pricing remains at depressed levels.  Given Ultra’s focus on profitability and generating operating cash flows to repay its indebtedness, the Company elected to suspend drilling operations in the third quarter of 2019, as the investment returns were unattractive in the current commodity price environment.  The Company determined it is in the best interest of its stakeholders to retain core personnel necessary in order to operate its prolific asset base safely, efficiently, and profitably; to ensure necessary regulatory and environmental compliance; to continue to fulfill its obligations as a public reporting company; to continue to dedicate appropriate resources to studying the underlying geologic and subsurface in order to maximize the value of the Pinedale and Jonah fields; and to prepare to resume a drilling program with much of the historical knowledge and intellectual property developed over many years by Ultra personnel.

Due to the suspension of the drilling program, the Company has no estimated proved undeveloped (“PUD”) reserves as of December 31, 2019, with respect to its properties because it has elected not to drill new wells in the current commodity price environment. Additionally, as noted below, the Company has a $5 million limitation of capital expenditures per quarter as set forth in the Fifth Amendment to the Credit Agreement (as defined below). The Company previously reported estimated PUD reserves in annual SEC filings, and, if in the future we can satisfy the reasonable certainty criteria as prescribed under the SEC requirements, we could include PUD reserves in future filings.

Liability Management Activities. In 2019, Ultra continued its liability management activities. In the first quarter of 2019, the Company executed incremental note exchange transactions of $44.6 million of the 6.875% Senior Notes due 2022 (the “2022 Notes”) of Ultra Resources, Inc., a Delaware corporation (“Ultra Resources”), a wholly owned subsidiary of the Company, for $27.0 million of new 9.00% Cash / 2.00% PIK Senior Secured Second Lien Notes due July 2024 (the “Second Lien Notes”) (such transaction, the “Incremental Exchange”).

The Company also attempted to exchange a portion of the outstanding 7.125% Senior Notes due 2025 (the “2025 Notes”) of Ultra Resource, for new 9.00% Cash / 2.50% PIK Senior Secured Third Lien Notes due 2024 of Ultra Resources, as allowed by the current Credit Agreement, Term Loan Agreement (as defined below) and Second Lien Indenture (as defined below).  The Company ultimately terminated this exchange offer in July 2019, as it determined the economic terms and the additional layer of secured indebtedness were not in the best interest of the Company.

In February and March 2020, the Company entered into confidentiality agreements and commenced discussions with certain holders of the Company’s long-term debt and their legal and financial advisors.  The Company previously engaged with certain debtholders regarding potential out-of-court restructuring, but as previously disclosed on March 5, 2020, such negotiations are no longer occurring.  Negotiations and discussions with certain other debtholders and their advisors are now ongoing regarding a potential in-court restructuring, although as of the date of this filing no definitive agreements have been reached regarding any amendments, restructurings or other transactions relating to the Company’s indebtedness.

If an agreement is reached and the Company pursues a restructuring, it may be necessary for the Company to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act in order to implement an agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings.  The Company also may conclude that it is necessary to initiate proceedings under Chapter 11 of the United States Bankruptcy Code to implement a restructuring of its obligations even if it is unable to reach an agreement with its creditors and other relevant parties regarding the terms of such a restructuring.  In either case, such a proceeding could be commenced in the near term.

As discussed under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term as a result of extremely challenging current market conditions.  The Company has based this belief on assumptions and estimates which are to some degree subjective and may vary considerably from actual results, and it could spend its available financial resources less or more rapidly than currently expected.

Strategic Alternatives. As announced in November 2019, the Company previously engaged Tudor, Pickering, Holt & Co. as an advisor to assist management and the Board of Directors in evaluating a range of strategic alternatives, including without limitation, a corporate sale, merger or other business combination, one or more strategic acquisitions or divestitures, or other transactions. The Company terminated this engagement in the first quarter of 2020, but may elect to reengage this advisor at a later date.

The Company continues to explore a number of other potential actions in order to address its liquidity and balance sheet issues, including, among other things, amendments and waivers.

There is no assurance that these initiatives will result in a transaction that is accretive to the per share value of the Company. The Company has not set a timetable for the evaluation process and is continuing to evaluate the opportunities to resume a capital program on a more diversified regional basis or to be a consolidator with other operators, subject to increasing commodity prices.

Commodity Price Volatility.  Beginning in March 2020, oil and natural gas commodity prices have experienced extreme volatility primarily attributable to decreased demand resulting from COVID and the actions of OPEC and other oil exporting nations. These events have limited our ability to execute on our business plan and adversely affected our business. Please see “Risk Factors-- Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations” and “--The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.”

Oil and Gas Development Portfolio.  Ultra seeks to maintain a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high-return drilling projects.  The Company evaluates opportunities for the acquisition, exploration, and development of additional oil and natural gas properties that afford risk-adjusted returns in excess of or equal to its current set of investment alternatives.

Focus on Maximizing Value.  Ultra strives to maintain one of the lowest cost structures in the industry in terms of both producing and adding oil and natural gas reserves.  In 2019, the Company continued to focus on improving its drilling and production results using advanced technologies and detailed technical analysis of its properties, while maintaining its low-cost structure, adhering to industry and regulatory best practices, maintaining strict safety and environmental standards, and recruiting and retaining top talent within the Company.  This is evidenced by the Company’s low-cost operations, the improvement in well costs, and the advancement of lower-cost drilling processes that served to enhance investment returns in 2019.

Credit Agreement Activity

Ultra Resources entered into a Credit Agreement (as amended, the “Credit Agreement”) as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement (as defined below).

During 2019, the Company met all of its financial obligations, including debt service and interest obligations, and was in compliance with the requirements of its various debt instruments.  The Company proactively negotiated amendments to its Credit Agreement twice during 2019 which aligned with the stated goals of directing cash flows to reduce indebtedness. At December 31, 2019, the Company had a commitment of $200.0 million under its Revolving Credit Facility and a borrowing base of $1.175 billion, of which $64.7 million was outstanding. Additionally, the Company had $6.7 million of letters of credit outstanding. Availability under the Revolving Credit Facility is defined as the undrawn portion of the commitment, plus the unrestricted cash of the Company, and net of any outstanding letters of credit.

On February 14, 2020, Ultra Resources entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with the RBL Administrative Agent and the RBL Lenders party thereto.  Pursuant to the Sixth Amendment and the spring 2020 redetermination, the Borrowing Base (as defined in the Credit Agreement) was reduced to $1.075 billion, with $100 million attributed to the Revolving Credit Facility, effective on April 1, 2020.  The Sixth Amendment also reduced the excess cash threshold to $15 million as part of the anti-cash hoarding provisions and established quarterly, rather than semi-annual, redeterminations of the borrowing base. The next borrowing base redetermination is scheduled to be completed on or before July 1, 2020.

Given the potential for decreases in future commodity prices, the borrowing base level is subject to redetermination risk.  If the borrowing base or the commitment amount were redetermined below the levels of outstanding indebtedness associated with the Revolving Credit Facility and Term Loan Agreement, or if the commitment amount was inadequate to fund ongoing operations, the Company could potentially trigger mandatory repayment provisions of the Revolving Credit Facility or demands to reduce the Term Loan Agreement balance.  Given the overall credit metrics of the Company and the state of the debt markets, such a situation could result in the Company having an event of default under its debt obligations.

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.  As a result, the Company has reclassified all of its total outstanding debt as current.  Because the audit report prepared by the Company’s independent registered public accounting firm includes an explanatory paragraph expressing uncertainty as to its ability to continue as a going concern, the Company is in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when the Company delivers its financial statements to the lenders under the Credit Agreement. There is a 30-day grace period related to this covenant in the Credit Agreement. If the Company does not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under each of the Credit Agreement and Term Loan Agreement would occur. As a result of the going concern qualification in the independent registered public accounting firm’s report to the December 31, 2019 financial statements,  the Company’s immediate liquidity is limited to cash as it will not have access to its Revolving Credit Facility beginning on April 15, 2020.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the Revolving Credit Facility and other debt instruments.

2018 and 2017 Divestitures

The Company previously had operations in the Uinta Basin in Utah and in north central Pennsylvania.

During the third quarter of 2018, the Company completed the sale of its Utah assets for net cash proceeds of $69.3 million, including transaction fees of $0.6 million. The divested assets consisted primarily of oil and gas properties.  Prior to the sale, production from the Company’s Utah assets totaled approximately 420,000 Bbl of oil and 745,000 Mcf of natural gas in 2018.

During the fourth quarter of 2017, the Company divested its properties in the Pennsylvania Devonian aged Marcellus Shale, for net cash proceeds of approximately $115.0 million. Prior to the sale, production from the Pennsylvania assets totaled approximately 11.2 million Mcf of natural gas in 2017.

Exploration and Production

See Item 2. “Properties” for a description of our properties.

Green River Basin, Wyoming

During 2019, the Company completed and turned to sales 93 gross (77.6 net) vertical and 1 gross (0.9 net) horizontal wells operated by the Company and others in Wyoming and continued to improve its drilling and completion efficiency on its operated wells. Of these wells, the Company operated 71 gross (70.3 net) vertical wells and 1 gross (0.9 net) horizontal wells.  In line with the Company’s commitment to make its operations more efficient, the Company’s development was focused on vertical wells in 2019. The operated well costs for vertical wells declined since 2017 to $2.87 million per well during third quarter 2019 at which time the Company suspended its drilling operations. The decline of well costs in 2019 is a result of an increased success rate of the two-string drilling design over the year, as well as overall improvements in efficiencies and cost management throughout the year. Included in the well results was the successful completion of seven wells with the two-string design in third quarter 2019 at an average well cost of $2.65 million per well, highlighting improvement of the selection of the locations for this application in the Pinedale Field, as well as the knowledge gained over the course of the year as to the application of the techniques deployed.  The Company operates 92% of its production in the Pinedale field.

During 2020, the Company plans to continue its focus on cash flow generation and reduction of indebtedness.  Development activity may occur if there is a sustained increase in the expected realized natural gas price and the Company amends it Credit Agreement to remove the limitation of capital investments to amounts below $5.0 million per quarter, which was implemented in connection with the Fifth Amendment to the Credit Agreement on September 16, 2019 (the “Fifth Amendment”).

Marketing and Pricing

Overview

During the year ended December 31, 2019, Ultra derived its revenues from the sale of its natural gas and associated condensate produced from wells operated by the Company in the Green River Basin in southwest Wyoming and ownership interests in wells operated by another operator in the same area.

During 2019, 96% of the Company’s production and 86% of its revenues were attributable to natural gas, with the balance attributable to associated condensate and crude oil.

The Company’s natural gas and oil revenues are determined by prevailing market prices in the Rocky Mountain region of the United States, specifically, southwest Wyoming, as virtually all of its natural gas is sold at the Inside FERC First of Month Index for Northwest Pipeline — Rocky Mountains (“NwRox”). The NwRox and New York Mercantile Exchange (“NYMEX”) is the price that is reflective of the Company’s gas sold in the Opal, Wyoming area.

The NwRox price can be volatile, particularly in peak winter and summer periods, as evidenced in December 2019 when natural gas at that delivery point was selling for $0.97 per MMBtu above NYMEX pricing for natural gas.  During 2019, the negative differential of NwRox to Henry Hub averaged $0.04 per MMBtu, with a range of negative $0.74 per MMBtu to a positive differential of $0.97 per MMBtu for first of month Inside FERC basis at Opal.

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

Midstream services.    For its natural gas production in Wyoming, the Company has entered into various gathering and processing agreements with midstream service providers that gather, compress and process natural gas owned or controlled by the Company from its producing wells in the Pinedale Anticline and Jonah fields. Under these agreements, the midstream service providers continue to maintain and upgrade the facilities in southwest Wyoming to ensure reliability and certainty of operations. The Company believes that the capacity of the midstream infrastructure related to its production will continue to be adequate to allow it to sell all its available natural gas production.

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

Following the completion of the Rockies Express and Ruby pipelines, the average annual basis for NwRox averaged 5.6% below Henry Hub from 2012 through 2016. The additional capacity of these two pipelines has had a significant positive impact on the value that the Company receives for its natural gas production in southwest Wyoming, as compared to prior years when constraints were prevalent in the region. However, from 2017 to 2018, NwRox basis weakened from levels realized in 2012 through 2016 mainly due to weakening fundamentals in the Company’s core delivery area, California, and increasing flows from regions that produce significant quantities of oil and are connected by gas pipelines to the California market. In 2019, NwRox basis improved to average 98.6% of Henry Hub due increased demand and reduced supply in Western US markets. What has become more pronounced over the last several years is a widening and favorable distinction between natural gas priced based on NwRox compared to Colorado Interstate Gas (“CIG”).  Over the course of 2019, NwRox outperformed CIG by approximately $0.45 per MMBtu with CIG pricing at 81.6% of Henry Hub.

While trades indicate that the basis differentials for the forward-looking basis market for 2020 and 2021 are negative to Henry Hub by approximately $0.23 per MMBtu and $0.36 per MMBtu, respectively, the winter seasons of 2018/2019 and 2019/2020 demonstrate the potential for NwRox basis to trade at a significant premium to Henry Hub during the winter seasons. The actual results for January and February 2020 were positive by $1.00 per MMBtu and $0.07 per MMBtu, respectively.

The table below provides a historical perspective on average quarterly basis differentials for Wyoming natural gas (NwRox). The basis differential is expressed as a percentage of the Henry Hub price as reported by Inside FERC Report from S&P and Platt’s M2M (Mark to Market) Report on December 31, 2019 and 2018, respectively.

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
NwRox	120%	79%	86%	104%
NYMEX (per MMBtu)	$3.15	$2.64	$2.23	$2.50

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
NwRox	83%	70%	80%	103%
NYMEX (per MMBtu)	$3.00	$2.80	$2.90	$3.64

Oil Marketing

Wyoming.    The Company markets its Wyoming condensate to various purchasers, which are primarily refiners in the Salt Lake City, Utah area. The Company’s condensate realized pricing is typically based on New York Mercantile Exchange crude futures daily settlement prices, adjusted for a negotiated location/transportation differential. All of the Company’s condensate sales are denominated in U.S. dollars per barrel and are paid monthly. The Company routinely maintains only operating inventories of condensate production and sells its product on an “as produced” basis. A portion of the Company’s condensate sales are entered into by its operating partners in the Pinedale field. Over 93% of oil is transported via pipeline, thereby greatly reducing the cost of transportation. During 2019, the Company realized a positive differential of $2.83 per Bbl, to a West Texas Intermediate price. The improvement in the differential was a result of strong refining demand for the quality of condensate produced in the Pinedale area. This trend of strengthening oil differentials is expected to continue in 2020, as evidence by the contracts in place through 2020 at a positive differential of $3.74 per Bbl. With the drastic drop in demand for Refined Products due to the response to COVID-19, Salt Lake area refineries may reduce their demand for Crude Oil.  There is a risk that regional storage for Crude Oil may be insufficient for area producers including Ultra to continue full production rates in the second quarter of 2020. Please see “Risk Factors-- Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations” and “--The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.”

Derivatives

The Company, from time to time and in the regular course of its business, enters into hedges for volumes equivalent to a portion of expected future production volumes, primarily through the use of financial swaps, collars and puts with creditworthy financial counterparties (See Note 8 for additional information), or through the use of fixed price, forward sales of physical product. Under the Company’s Credit Agreement, the Company is subject to minimum hedging requirements through March 31, 2020, after which there is no minimum hedging requirement from the lenders. During the quarterly period beginning on September 30, 2019 and ending on March 31, 2020, the Company was required to hedge a minimum of 50% of projected proved developed producing natural gas reserve volumes projected to be produced in the specified quarter.

The Company considers the requirements of the Credit Agreement when developing its hedging policy.  The Company’s management and board of directors has a Hedge Committee that reviews the forecast production, the requirements under the Credit Agreement, and the market outlook to determine the timing and the manner in which to hedge with the underlying goal to provide a predictable level of cash flow while preserving some flexibility to participate in upward price movements.

Major customers

A major customer is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2019, sales to Nevada Power Company and Pacific Gas and Electric accounted for 11.1% and 10.2% of our total revenue, respectively. In 2018 and 2017, the Company had no single customer that represented 10% or more of the Company’s total revenues.

The Company maintains credit policies intended to mitigate the risk of uncollectible accounts receivable related to the sale of natural gas and condensate as well as commodity derivatives. A more complete description of the Company’s credit policies is described in Note 15. The Company takes measures to ensure collectability with its purchasers through regular credit monitoring and reviews.  As necessary, the Company requires prepayment, letters of credit or parental guarantees from its purchasers for the periods of exposure.  The Company did not have any outstanding, uncollectible accounts for its natural gas and oil sales at December 31, 2019.

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

A significant portion of the Company’s operations are located on federal lands in the Pinedale and Jonah Fields of Sublette County, Wyoming. The development activities in these fields are subject to the regulation of the U.S. Bureau of Land Management (“BLM”) which is responsible for governing their surface and mineral rights and regulating certain development activities in these fields. As required under the National Environmental Policy Act, an Environmental Impact Statement (“EIS”) was prepared to quantify and address potential impacts of natural gas development in both the Pinedale and Jonah fields. In March 2006, the BLM issued its Record of Decision (“ROD”) which provides broad authorization for the development activities currently occurring in the Jonah Area. In September 2008, the BLM issued its ROD that currently governs the development activities in the Pinedale Area. In addition to the overarching authorizations provided by the Jonah and Pinedale RODs, BLM issues site-specific authorizations such as rights of way and permits to drill on an ongoing basis.

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

The State of Wyoming maintains governance over some of the more traditional state-regulated matters such as individual well drilling permits, spacing and pooling, wellbore construction, as well as its own regulations on safety and environmental matters. The WOGCC has authorized drilling density up to one well per five acres in the Pinedale field and up to one well per ten acres in the Jonah field.

Regulations are well documented and the Company believes that it is substantially in compliance with current applicable laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. However, changes to certain existing regulations are beyond the control of the Company and could introduce uncertainty and additional costs. See Item1A. “Risk Factors” for additional information regarding environmental regulations.

In December 2018 and January 2019, a portion of the federal government shut down after Congress failed to pass a continuing resolution.  This shut-down included all nonessential personnel at the BLM, including BLM staff tasked with processing drilling permits and sundries.  The Company has adequate inventory of approved applications for permit to drill if and when the Company’s elects to resume its drilling program, but any changes or deviations from what is approved in these permits cannot be approved during a shut-down, should another one occur, thus creating an execution risk.  In addition, such government disruptions could delay or halt the granting and renewal of the permits, approvals, and certificates required to conduct our operations.

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

Although oil and gas wastes generally are exempt from regulation as hazardous wastes under the federal Resource Conservation and Recovery Act (“RCRA”) and some comparable state statutes, it is possible some wastes the Company generates presently are or in the future may be subject to regulation under RCRA and state analogs, even as non-hazardous wastes. The U.S. Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including hazardous wastes and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. For example, in December 2016, the EPA and several environmental groups entered into a consent decree under which the EPA committed to propose new regulations for the management of oil and gas wastes under RCRA Subtitle D (which relates to non-hazardous wastes) or sign a determination that a revision of existing rules is unnecessary. In April 2019, the EPA made the determination that revisions to the regulations were not necessary at that time, concluding that any adverse effects related to oil and gas waste were more appropriately and readily addressed within the framework of existing state regulatory programs. Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

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

In addition, the EPA has issued guidance regarding federal regulatory authority over hydraulic fracturing using diesel under the SDWA’s Underground Injection Control Program. Further, in December 2016 the EPA released its final report on a wide-ranging study on the effects of hydraulic fracturing resources. While no widespread impacts from hydraulic fracturing were found, the EPA identified a number of activities and factors that may have increased risk for future impacts.  Furthermore, a number of public and private studies are underway regarding the connection, if any, between the disposal of waste water associated with hydraulic fracturing and observed seismicity in the vicinity of such disposal operations. These studies and the EPA’s enforcement initiative for the energy extraction sector could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

Superfund.    Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, liability, generally, is joint and several for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so-called potentially responsible parties (“PRPs”), include current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance, persons who disposed of or arranged for the disposal of the hazardous substances found at such a facility, and in some cases the parties transporting such hazardous substances to the facility at issue. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to releases and threats of releases to protect the public health or the environment and to seek to recover from the PRP the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of its operations, adulterated petroleum products containing other hazardous substances have been treated as hazardous substances in the past, and the Company has generated and will generate wastes that fall within CERCLA’s definition of hazardous substances. The Company may also be an owner or operator of facilities on which hazardous substances have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages, as a past or present owner or operator or as an arranger. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us on or under other locations where such wastes have been taken for disposal. In addition, a portion of these properties may have been operated by third parties whose treatment and disposal or release of wastes was not under our control. Many states have comparable laws imposing liability on similar classes of persons for releases, including for releases of materials that may not be included in CERCLA’s definition of hazardous substances.

To its knowledge, the Company has not been named a PRP under CERCLA (or any comparable state law) nor have any prior owners or operators of its properties been named as PRPs related to their ownership or operation of such property.

National Environmental Policy Act.    NEPA provides that, for federal actions significantly affecting the quality of the human environment, the federal agency taking such action must prepare an Environmental Assessment (“EA”) or an EIS. In the EIS, the agency is required to evaluate alternatives to the proposed action and the environmental impacts of the proposed action and of such alternatives. Actions of the Company, such as drilling on federal lands, to the extent the drilling requires federal approval, may trigger the requirements of the NEPA, including the requirement that an EA or EIS be prepared. The requirements of the NEPA may result in increased costs, significant delays and the imposition of restrictions or obligations on the Company’s activities, including but not limited to the restricting or prohibiting of drilling. Moreover, in January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” Changes to the NEPA regulations could impact our operations and our ability to obtain governmental permits. We continuously evaluate the effect of new rules on our business

Oil Pollution Act.    The Oil Pollution Act of 1990 (“OPA”), which amends and augments oil spill provisions of the Clean Water Act (“CWA”), imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns liability, which generally is joint and several, without regard to fault, to each liable party for oil removal costs and for a variety of public and private damages. Although defenses and limitations exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, the Company could be liable for costs and damages.

Clean Air Act.    The Clean Air Act (“CAA”) and analogous state laws regulate air emissions from stationary and mobile sources and establishes National Ambient Air Quality Standards for six criteria pollutants. The CAA is a federal law, but states, tribes and local governments do much of the work to develop EPA-approved plans to achieve these standards and meet the CAA’s requirements. Federal and state laws generally require new and modified sources of air pollutants to obtain permits prior to commencing construction, which may require, among other things, stringent emission controls. Administrative agencies can bring actions for failure to comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, which may result in fines, injunctive relief and imprisonment.

The New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs under the CAA impose specific requirements affecting the oil and gas industry for compressors, controllers, dehydrators, storage tanks, natural gas processing plants, completions and certain other equipment. Periodic review and revision of these rules by federal and state agencies may require changes to our operations, including possible installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business.

In June 2016, the EPA finalized rules to reduce methane and volatile organic compound (“VOC”) emissions from new, modified or reconstructed sources in the oil and natural gas sector; however, in September 2018, under a new administration, the EPA proposed to remove transmission and storage activities from the purview of the rules, thereby rescinding the VOC and methane emissions limits applicable to those activities. The proposed rule would also rescind the methane limit emissions for production and processing sources but would maintain emissions limits for VOCs. In the alternative, the EPA also proposed to simply rescind the methane requirements for all oil and natural gas sources, without removing any activities from the source category. Similarly, in September 2018, the BLM issued a rule that relaxes or rescinds certain requirements of regulations it had previously enacted to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands; California and New Mexico have challenged that rule in ongoing litigation.  In addition, in April 2018, a coalition of states filed a lawsuit in federal district court aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is pending (as of October 2019, the EPA had requested a stay of the litigation pending the outcome of its proposed overhaul of the 2016 methane requirements). Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements and cause major delays in construction, effectively depressing new development. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development, which could be significant.

Clean Water Act.    The CWA and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into state waters and waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the CWA, permits must be obtained for the discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants, oil, and hazardous substances and also imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities.

The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit. In June 2015, the EPA and the Army Corps of Engineers (“Corps”) issued new rules defining the scope of the EPA’s and the Corps’ jurisdiction over wetlands (the “Clean Water Rule”). The Clean Water Rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals, but on January 22, 2018, the U.S. Supreme Court ruled that jurisdiction to hear challenges to the rule lies with the federal district courts, and the Sixth Circuit’s stay was dissolved in February 2018. On July 27, 2017, the EPA published a proposed rule to rescind the Clean Water Rule and re-codify the regulatory text that existed prior to 2015 defining the “waters of the United States.” In December 2018, the EPA and the Corps issued a proposed rule revising the WOTUS definition that would provide discrete categories of jurisdictional waters and tests for determining whether a particular water body meets any of those classifications. In October 2019, the EPA issued a final rule repealing the Clean Water Rule (which became effective in December 2019 and already has been challenged in federal district courts in New Mexico, New York, and South Carolina). In January 2020, the EPA announced a final rule redefining “waters of the United States.” Several groups have already announced their intentions to challenge the final revision rule. To the extent the repeal and revision rules are successfully challenged, and the Clean Water Rule is enforced in jurisdictions in which we operate or a replacement rule expands the scope of the CWA jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

Also, in 2016, the EPA finalized new wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

Endangered Species Act.    The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), and special protections are provided to bald and golden eagles under the Bald and Golden Eagle Protection Act. The Company conducts operations on federal and other oil and natural gas leases that have species, such as raptors, that are listed and species, such as sage grouse, that could be listed as threatened or endangered under the ESA.  On February 11, 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make listing decisions and critical habitat designations where necessary for over 250 species.  The U.S. Fish and Wildlife Service issued a 7-Year National Listing Workplan in September 2016. However, on July 25, 2018, the U.S. Fish and Wildlife Service proposed three revisions to regulations regarding critical habitat designation, interagency cooperation, and protection of threatened species that it believes are necessary to address industry and landowner concerns. The U.S. Department of the Interior also issued an opinion on December 22, 2017 that would narrow certain protections afforded to migratory birds pursuant to the MBTA. In response to this opinion, two separate lawsuits were filed on May 24, 2018 in the U.S. District Court for the Southern District of New York challenging the Department of the Interior’s interpretation of the MBTA. On September 5, 2018, eight states also filed suit in the U.S. District Court for the Southern District of New York challenging the opinion. All such litigation is ongoing. The identification or designation of previously unprotected species as threatened or endangered in areas where our operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

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

In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States was one of 175 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020. However, on June 1, 2017, President Trump announced that the United States will withdraw from the Paris Agreement, and on November 4, 2019, the U.S. submitted formal notification of its withdrawal to the United Nations.  The withdrawal will take effect one year from delivery of the notification, although there is a possibility that a new administration could choose to rejoin the Paris Agreement. Various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

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

Worker Safety.    The Occupational Safety and Health Act (“OSHA”) and analogous state laws regulate the protection of the safety and health of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects of our operations. For example, under a new OSHA standard limiting respirable silica exposure, the oil and gas industry must implement engineering controls and work practices to limit exposures below the new limits by June 23, 2021. Failure to comply with OSHA requirements can lead to the imposition of penalties. For example, in December 2015, the U.S. Departments of Justice and Labor announced a plan to more frequently and effectively prosecute worker health and safety violations, including enhanced penalties.

The Company believes that it is in substantial compliance with current applicable environmental and occupational health and safety laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Employees

As of December 31, 2019, the Company had 151 full-time employees, including officers. The Company believes that its relationship with its employees is satisfactory. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

The demand for natural gas typically decreases during the summer months and increases during the winter months.  Seasonal anomalies sometimes lessen or amplify this fluctuation.  In addition, certain natural gas consumers utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand fluctuations.  As a corollary, the demand for our products can be impacted by weather in the western United States from temperature fluctuations outside of normal ranges, moisture levels in the Pacific Northwest to the extent it impacts hydroelectric power generation, and more broadly across the United States when there are unusual cold events or lack of winter weather.

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

Principal Executive Offices

The Company is incorporated under the laws of Yukon, Canada, with headquarters in Englewood, Colorado.  The principal executive offices are located at 116 Inverness Drive East, Suite 400, Englewood, Colorado, 80112.  The main telephone number is (303) 708-9740.

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

We have concluded that we need to restructure our balance sheet to continue as a going concern over the long term, and we can provide no assurances of the terms of any such restructuring transaction in which we may engage or how any such transaction will impact our security holders. We may need to seek relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act, which could result in little or no consideration to our debt and equity holders.

As a result of our significant indebtedness and extremely challenging current market conditions, we believe we will require a significant restructuring of our balance sheet in order to continue as a going concern in the long term.  We have based this belief on assumptions and estimates which are to some degree subjective and may vary considerably from actual results, and we could spend our available financial resources less or more rapidly than currently expected.

In February and March 2020, we entered into confidentiality agreements and commenced discussions with certain holders of the Company’s long-term debt and their legal and financial advisors.  Negotiations and discussions with certain debtholders and their advisors are ongoing, although as of the date of this filing no definitive agreements have been reached regarding any amendments, restructurings or other transactions relating to the Company’s indebtedness.

There can be no assurance that our efforts will result in any agreement or what the terms of any agreement will be.  If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act in order to implement an agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings.  We also may conclude that it is necessary to initiate proceedings under Chapter 11 of the United State Bankruptcy Code to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring.  In either case, such a proceeding could be commenced in the near term.  If a plan of reorganization is implemented in a bankruptcy proceeding, it is possible that holders of claims and interests with respect to, or rights to acquire, our equity securities would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration.  If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.  It is also possible that our other stakeholders, including holders of our Second Lien and Unsecured Notes, will receive little or no consideration for their claims.

The audit report we received with respect to our fiscal year 2019 consolidated financial statements contains an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern. Our Credit Agreement and Term Loan Agreement require us to deliver audited, consolidated financial statements without a going concern or like qualification or exception. As a result, unless we obtain a waiver of this requirement, subject to a 30-day grace period, we will be in default under our Credit Agreement and Term Loan Agreement after we deliver our financial statements to the lenders thereunder. Our failure to obtain a waiver of this requirement under the Credit Agreement and Term Loan Agreement within the applicable grace period could result in an acceleration of all of our outstanding debt obligations thereunder.

The sustained periods of low natural gas prices combined with the recent precipitous drop in crude oil prices and our substantial indebtedness led us to determine that there is substantial doubt about our ability to continue as a going concern.  Additionally, there is substantial doubt regarding our ability to maintain adequate liquidity through our borrowing base and commitments thereunder for the twelve month period following the issuance date of our audited, consolidated financial statements for the fiscal year ended December 31, 2019.  As a result, our independent registered public accounting firm included an explanatory paragraph with respect to this uncertainty in its report that is included with our financial statements in this Annual Report on Form 10-K.

Under our Credit Agreement and Term Loan Agreement, we are required to deliver audited, consolidated financial statements without a going concern or like qualification or explanation. Because the audit report prepared by our auditors with respect to the financial statements in this Annual Report on Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, we will be in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when we deliver our financial statements to the lenders under the Credit Agreement and the Term Loan Agreement, respectively. We expect that we will be precluded from drawing additional amounts under the Credit Agreement while the default exists. There is a 30-day grace period related to this covenant in each of the Credit Agreement and the Term Loan Agreement. If we do not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under the Credit Agreement and Term Loan Agreement would occur. At this time, we do not expect to obtain a waiver of this requirement.

If an event of default occurs under our Credit Agreement and Term Loan Agreement, the lenders could accelerate the loans outstanding under the Credit Agreement and Term Loan Agreement. In addition, if the lenders under our Credit Agreement and Term Loan Agreement accelerate the loans outstanding thereunder, we will then also be in default under the indentures related to our Second Lien Notes and our Unsecured Notes. If we default under those indentures, the holders of the Second Lien Notes and Unsecured Notes could accelerate those notes.

If our lenders or our noteholders accelerate the payment of amounts outstanding under the Credit Agreement, Term Loan Agreement, Second Lien Notes, or the Unsecured Notes, respectively, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. It is unlikely that we could obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof.  If we fail to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient liquidity to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.  Accordingly, there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance date of our audited, consolidated financial statements for the fiscal year ended December 31, 2019.

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

As of April 10, 2020, we had the following principal amounts outstanding under our Revolving Credit Facility, our Term Loan Facility (as defined in Note 6), our Second Lien Notes, 2022 Notes and our 2025 Notes:

•	$43.0 million under the Revolving Credit Facility;
•	$966.3 million under the Term Loan Facility;
•	$586.8 million with respect to the Second Lien Notes;
•	$150.4 million with respect to the 2022 Notes; and
•	$225.0 million with respect to the 2025 Notes.

Our indebtedness affects our operations in several ways, including:

•

requiring us to dedicate a substantial portion of our cash flow to service our existing debt, thereby reducing the cash available to finance our operations and other business activities, and limiting our flexibility to plan for or react to changes in our business and the industry in which we operate;

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

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We depend on our Revolving Credit Facility for future capital and liquidity needs, because we use operating cash flows for investing activities. To the extent future commitments under the Revolving Credit Agreement decrease below the outstanding balance of the Revolving Credit Facility, because of a downward redetermination of the borrowing base and commitments, the Company would be required to enter into a mandatory repayment schedule to satisfy the deficiency.  Should the lenders not support such a repayment schedule, intramonth liquidity for the Company could be inadequate to meet obligations on a timely basis.  In the event that the borrowing base is reduced to an amount that is less than the outstanding borrowings under the Term Loan Facility, then commitments under the Revolving Credit Facility would be reduced to zero and Ultra Resources would become subject to additional coverage tests under the Term Loan Facility. Among these new requirements is an asset coverage test and, if not satisfied, Ultra Resources would be required to make mandatory prepayments to the lenders under the Term Loan Facility in order to cure any deficiency.  Failure to make such required payments would result in an event of default under the Term Loan Facility.

There are covenants in certain agreements governing our indebtedness. In many instances, a default under one of the agreements governing our indebtedness can, if not cured or waived, result in a default under certain of our other indebtedness agreements. A default on our obligations and/or an acceleration of our indebtedness by our lenders or noteholders, as applicable, would have a material adverse impact on our business, financial condition, results of operations, cash flows, and the trading price of our securities.

The Fifth Amendment to the Revolving Credit Facility removed certain financial covenants such that the Company is no longer subject to an interest coverage ratio, a current ratio, a net leverage ratio or an asset coverage ratio. However, the Fifth Amendment to the Revolving Credit Facility introduced a new maximum capital expenditure covenant, which limits the amount of capital expenditures the Company can make per fiscal quarter, subject to certain carry-forward rights for unused amounts.

Additionally, the Sixth Amendment to the Revolving Credit Facility dated February 14, 2020 (i) reduced the excess cash threshold, a part of the anti-cash hoarding provisions, from $25 million to $15 million at all times borrowings are outstanding under the Revolving Credit Agreement and (ii) established quarterly borrowing base redeterminations, with the next redetermination occurring on July 1, 2020, and on each October 1, January 1, April 1 and July 1 thereafter.

As previously described, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern. Such inclusion is a default under the Credit Agreement and Term Loan Agreement. If our lenders accelerate the payment of amounts outstanding under our Revolving Credit Facility or Term Loan Facility following the expiration of the 30-day grace period, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. In addition, the acceleration of the payments outstanding under our Revolving Credit Facility or the Term Loan Facility could result in a cross-default under the indentures governing the Second Lien and Unsecured Notes. We could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, we cannot provide any assurances that we will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if we were unable to obtain sufficient additional capital to repay the outstanding indebtedness and sufficient liquidity to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act, or an involuntary petition for bankruptcy may be filed against us in the U.S. or in Canada.

The borrowing base under our Revolving Credit Facility may be reduced, which could limit us in the future and negatively impact our ability to meet our financial obligations.

Based on the Sixth Amendment, the commitment amount under the Revolving Credit Facility was reduced from $120 million to $100 million with the associated borrowing base being set at $1.075 billion, effective April 1, 2020. Under the Sixth Amendment, the borrowing base is redetermined quarterly and the next borrowing base redetermination date is scheduled to be on July 1, 2020.  In addition, either we or the lenders may request an interim redetermination twice per year or in conjunction with certain acquisitions or sales of oil and gas properties.  Our borrowing base may decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness, or for any other reason.

An inadequate borrowing base and/or commitment amount could potentially have an adverse impact on our liquidity and the ability to meet our financial obligations.  In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under the Revolving Credit Facility may be limited and we could be required to pay indebtedness in excess of the redetermined borrowing base. If we are required to repay the indebtedness under our Revolving Credit Facility as a result of a downward borrowing base redetermination, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, at commercially reasonable rates to meet our obligations, including any such debt repayment obligations.

Our common shares were recently delisted from The NASDAQ Global Select Market and trade in an over-the-counter market. This may negatively affect our stock price and liquidity.

As previously disclosed, on August 8, 2019, our common shares were delisted from The NASDAQ Global Select Market. Trading in our common shares is now conducted in the over-the-counter markets on the OTC Bulletin Board and the liquidity of our common shares may likely be reduced or impaired, not only in the number of shares which could be purchased and sold, but also through delays in the timing of the transactions. There may also be a reduction in our coverage by security analysists and the news media, thereby resulting in potential lower prices for our common shares than might otherwise prevail. The delisting of our common shares may also result in other adverse consequences, including lower demand for our shares, adverse publicity and a reduced interest in our Company from investors, analysts and other market participants.

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

There can be no assurance that our common shares will continue to trade on the over-the-counter markets or that any public market for the common shares will exist in the future, whether broker-dealers will continue to provide public quotes of the common shares on this market, whether the trading volume of the common shares will be sufficient to provide for an efficient trading market, whether quotes for the common shares may be blocked in the future, or that we will be able to relist the common shares on a national securities exchange. If we fail to remain current in our reporting requirements, the market liquidity of our securities could be harmed by impacting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

If we cannot obtain sufficient capital when needed, we will not be able to continue with our business strategy.

Our business strategy has historically included maintaining a portfolio of properties that provide long-term, profitable growth through development in areas that support sustainable, lower-risk, repeatable, high-return drilling projects. In the future, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Further. fluctuations in oil, NGL and natural gas prices can create fiscal challenges for the oil and gas industry. These conditions have impacted companies in the oil and gas industry and the Company’s spending and operating plans and may continue to do so in the future. There may be unexpected business impacts from market uncertainty, including volatile changes in currency exchange rates, inflation, interest rates, defaults of suppliers and general levels of investing and consuming activity, as well as a potential impact on the Company’s credit ratings, which could affect its liquidity and general ability to obtain financing. If we cannot raise the capital required to implement our historical business strategy, we may be required to curtail operations, which could adversely affect our financial condition and results of operations.

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

Transfers or issuances of our equity may impair our ability to utilize our U.S. federal net operating losses.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from its taxable income net operating losses (“NOLs”) carried forward from prior years. We have NOL carryforwards of approximately $2.3 billion as of December 31, 2019. Our ability to utilize our U.S. federal NOL carryforwards to offset future taxable income and to reduce income tax liability may be substantially limited if we experience an “ownership change” (as defined in section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in ownership of such stock of more than 50 percentage points over the prior three-year period. An “ownership change” occurred when our chapter 11 plan of reorganization became effective. Transfers of our stock and future transactions, including potential equity issuances and liability management efforts could ultimately result in another “ownership change” occurring in the future. Under section 382 of the Code, absent an applicable exception, if a corporation undergoes an” ownership change,” the amount of its pre-“ownership change” NOLs and other tax attributes that may be utilized to offset future taxable income generally will be subject to an annual limitation equal to the value of its stock immediately prior to the “ownership change” multiplied by the long-term tax-exempt rate, plus, if we have a so-called “net unrealized built-in gain” in our assets, an additional amount calculated based on certain actual or “deemed” “recognized” “built-in gains” in our assets that occur within a 5-year “recognition period” following an “ownership change.” By contrast, in the event we were to determine that we will have a so-called “net unrealized built-in loss” in our assets at the time an “ownership change” occurs, our “recognized built-in losses” during the 5-year “recognition period” would also become subject limitation. The IRS has proposed regulations that would substantially change the calculations regarding “net unrealized built-in gains,” “recognized built-in gains,” “net unrealized built-in losses,” and “recognized built-in losses” in a way that is highly taxpayer-unfavorable, but we cannot predict when and to what extent those proposed regulations will be finalized. The ownership change that occurred as a result of our exit from chapter 11 proceedings should not materially limit our ability to utilize our NOL carryforwards, but it may be affected by future “ownership changes”. In addition, under the tax reform bill commonly as the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, (i) the amount of post-2017 NOLs that we are permitted to deduct in any taxable year was generally limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself, and (ii) post-2017 net operating losses were not able to be carried back to prior taxable years. However, utilization of net operating losses has been temporarily expanded under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and NOL carrybacks may offset 100% of taxable income, and (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the five preceding years to generate a refund. There can be no assurance that we will be able to utilize our U.S. federal income tax NOL carryforwards to offset future taxable income.

Our operations and liquidity could be adversely affected if we fail to maintain required bonds or if surety companies require us to secure such bonds with cash collateral or letters of credit.

Federal and state laws require bonds or cash deposits to secure our obligations with respect to various parts of our operations. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including: (i) our failure to comply with rules and regulations of federal and state governmental agencies, including the BLM, (ii) the lack of availability of bonding, higher expense or unfavorable market terms of new bonds; and (iii)  the exercise by third-party bond issuers of their right to refuse to renew the bonds. If we fail to maintain required bonds, our production may significantly decrease, which would significantly decrease our already constrained cash flow.   In addition, surety companies may require us to post letters of credit or secure bonds with cash collateral as a result of our credit rating, which would adversely affect our liquidity.

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

Natural gas comprised approximately 96% of our total production and 86% of our consolidated revenue for the year ended December 31, 2019 and represented 96% of our total proved reserves as of December 31, 2019. Historically, natural gas prices have been highly volatile, including in the Rocky Mountain region of the United States where the vast majority of our natural gas is produced. Prices have been affected by actions of federal, state and local governments and agencies, foreign governments, national and international economic and political conditions, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, proximity and capacity of gas pipelines and other transportation facilities, the price and availability of equipment, materials and personnel to conduct operations, and the price and availability of alternative fuels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas. Any substantial or extended decline in the price of natural gas will have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity, and lower proved reserves. Price volatility also makes it difficult to budget for and project the return on potential acquisitions and development and exploration projects, and sustained lower gas prices have caused and may, in the future continue to cause, us or the operators of properties in which we have ownership interests to curtail projects and limit or suspend drilling, completion or even production activities.

Crude oil comprised approximately 4% of our total production and 13% of our consolidated revenue for the year ended December 31, 2019 and represented 4% of our total proved reserves as of December 31, 2019. In the future, crude oil prices may remain at current levels or fall to lower levels. If crude oil prices remain at current levels or fall to lower levels, this will adversely affect our crude oil operations and our financial condition.

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

The price we receive for our oil and natural gas heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and we expect this volatility to continue for the foreseeable future. For example, during the period from January 1, 2014 to December 31, 2019, the Calendar month average of NYMEX West Texas Intermediate oil prices ranged from a high of $105.15 per Bbl to a low of $30.62 per Bbl. NYMEX Natural Gas settlement prices have ranged from a high of $5.56 per MMBtu to a low of $1.71 per MMBtu during the same period. Additionally, the price differential for natural gas can also vary significantly. Over this same period, monthly prices for NwRox ranged from a high of $5.70 per MMBtu to a low of $1.51 per MMBtu. This near-term volatility may affect future prices in 2020 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);
•	the price and quantity of imports of foreign oil and natural gas;
•	political conditions in or affecting other oil and natural gas-producing countries;
•	the level of global oil and natural gas exploration and production;
•	the level of global oil and natural gas inventories;

•	localized supply and demand fundamentals and transportation availability;
•	weather conditions and natural disasters;
•	government policies to discourage use of fuels that emit “greenhouse gases” (“GHGs”) and encourage use of alternative energy;
•	domestic, local and foreign governmental regulations and taxes;
•	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;
•	price and availability of competitors’ supplies of oil and natural gas;
•	technological advances affecting energy consumption;
•	the availability of drilling rigs and completion equipment; and
•	the overall economic environment.

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

All of our producing properties are geographically concentrated in the Green River Basin in southwest Wyoming. At December 31, 2019, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we are disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought-related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

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

Title VII of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market.

Although the CFTC has issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from those position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits, depending on the Company’s ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end-user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits in connection with our financial derivative activities. The full impact of the Dodd-Frank Act’s swap regulatory provisions and the related rules of the CFTC on our business will not be known until all of the rules to be adopted under the Dodd-Frank Act have been adopted and fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts and reduce the availability of derivatives to protect against commercial risks we encounter.

Compliance with environmental and occupational safety and health laws and other government regulations could be costly and could negatively impact our production.

Our operations are subject to numerous and complex laws and regulations relating to occupational safety and health aspects of our operations and protection of the environment. These laws and regulations, which are continuously being reviewed for amendment and/or expansion, may:

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

Under these laws and regulations or under the common law, we could be liable for personal injury and clean-up costs and other environmental, natural resource and property damages, as well as administrative, civil and criminal penalties or injunctions. Failure to comply with these laws and regulations could also result in the occurrence of delays or restrictions in permitting or performance of projects, or the issuance of orders and injunctions limiting or preventing operations relating to our properties in some areas. Under certain environmental laws and regulations, an owner or operator of our properties could be subject to strict, joint and several liability for the investigation, removal or remediation of previously released materials or property contamination. Liability may be imposed regardless of whether the owner or operator was responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time the release or contamination occurred. Private parties, including the owners of properties upon which wells are drilled or facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, to seek damages for contamination or for personal injury or property damage. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to curtail or cease production from properties in the event of material environmental damages.

We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine and other equipment emissions, greenhouse gases and hydraulic fracturing. Changes in environmental laws and regulations occur frequently, and these changes could result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation or disposal, emission or discharge requirements. Any such changes could require significant expenditures by the Company or other operators of the properties to attain and maintain compliance and may otherwise have a material adverse effect on the results of operations, competitive position or financial condition of the Company or such other operators. The oil and natural gas industry faced increased scrutiny as a result of the FY 2017-2019 National Enforcement Initiatives (“NEI”) promulgated by the EPA, through which the EPA purportedly sought to address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment. However, in June 2019, EPA proposed to transition its focus to significant public health and environmental problems without regard to sector, renaming the NEI program and issuing the FY 2020-2023 National Compliance Initiatives, thereby discontinuing the energy extraction activities NEI. Government disruptions, such as an extended federal government shutdown resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, could delay or halt the granting and renewal of such permits, approvals, and certificates required to conduct our operations.

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

In May 2016, the EPA finalized rules to reduce methane emissions and VOC from new, modified or reconstructed sources in the oil and natural gas sector; however, in September 2018, under a new administration, the EPA proposed amendments that would relax requirements of the rules. In August 2019, the EPA proposed a significant rollback to the 2016 rule that, if finalized, would rescind the VOC and methane requirements applicable to transmission and storage sources and the methane requirements for production and processing sources, or in the alternative, rescind methane requirements applicable to all oil and natural gas sources. Additionally, in September 2018, the BLM issued a rule that relaxes or rescinds certain requirements of regulations it previously enacted to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands; California and New Mexico have challenged the new rule in ongoing litigation.  In addition, in April 2018, a coalition of states filed a lawsuit in federal district court aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is pending (as of October 2019, the EPA had requested a stay of the litigation pending its proposed overhaul of the 2016 methane requirements). Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category.

In addition, the United States Congress has considered legislation to reduce emissions of GHGs and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions. The cost of these allowances could escalate significantly over time. In addition, there are Congressional proposals that could result in significant curtailment of oil and natural gas development and production, and hydraulic fracturing in particular, on BLM lands, where we hold considerable acreage. On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although the present administration has announced its intention to withdraw from the Paris accord, several states and local governments remain committed to its principles in their effectuation of policy and regulations. It is not possible at this time to predict if, how or when the United States or states might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Moreover, incentives to conserve energy, reduce greenhouse gas emissions in product supply chains, or use alternative energy sources as a means of addressing climate change could reduce demand for the oil and natural gas we produce. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in or lending to oil and natural gas activities. Finally, growing attention to climate change risks has resulted in increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business.

Potential physical effects of climate change could adversely affect our operations and cause us to incur significant costs in preparing for or responding to those effects.

Most scientists have concluded that increasing concentrations of GHG in the atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events, that could have an adverse effect on our operators’ operations and the production on our properties. Potential adverse effects could include disruption of our production activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies, suppliers, or customers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including with respect to water use and waste disposal, could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions; however, the EPA has taken certain actions with respect to regulating hydraulic fracturing. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations; issued CAA final regulations in 2012 and additional CAA regulations in May 2016 governing performance standards for the oil and natural gas industry, for which the EPA in August 2019 has proposed amendments that would rescind certain requirements of the regulations; issued in June 2016 final effluent limitations guidelines under the CWA that waste water from shale natural gas extraction operations must meet before discharging to a publicly-owned treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, following years of litigation, the BLM rescinded the rule in December 2017; a lawsuit challenging the rule rescission is pending. The BLM also issued rules in November 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands, although the present administration is proposing to delay the implementation dates applicable to the requirements under these rules. The BLM also issued rules in November 2016 to limit methane emissions from new and existing oil and gas operations on federal lands, but subsequently relaxed and rescinded certain requirements of the rules in September 2018; a lawsuit challenging the September 2018 rule revision is pending.

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

Tax interpretations, regulations, and legislation in the various jurisdictions in which we and our affiliates operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  In addition, tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the taxation authorities upon audit.  In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for natural gas and oil properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the Tax Act, and the CARES Act, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. Changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate or timing of payments that we are obligated to make, either of which could adversely affect our business, financial condition, and operating results.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are analyzing the different aspects of the CARES Act to determine whether any specific provisions may impact us.

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

If we become the subject of activity by activist shareholders, this could disrupt our business, distract our management and board of directors, and negatively impact our business and the trading prices of our securities, including our common shares. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Furthermore, activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, customers, and joint venture partners, and cause our stock price to experience periods of volatility.

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit in the European, Asian and the U.S. markets contribute to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, NGL and natural gas, volatility in consumer confidence and job markets, may result in an economic slowdown or recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which oil, NGL and natural gas from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

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

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, there have been recent outbreaks on a global basis, including in the United States, of COVID-19. The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. Additionally, if a pandemic or epidemic, including COVID-19, were to impact a location where we have a high concentration of our business and resources, the workforce we depend on could be affected by such occurrence, which could also significantly disrupt our results of operations. The duration of such a disruption and the related financial impact from COVID-19 and other such pandemics cannot be reasonably estimated at this time. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts will expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition and results of operations.

Unless we are able to replace reserves that we have produced, our cash flows and production will decrease over time.

Our future success depends on our ability to find, acquire, develop and produce additional oil and gas reserves that are economically recoverable. Without successful exploration, development or acquisition activities, our reserves and production will decline. As we assess our business operations in light of our need for liquidity and the current natural gas price environment, we currently have no immediate plans to drill additional wells in our leasehold position in the Green River Basin in southwest Wyoming.  This suspension of drilling activity will lead to a decline in our reserves as has been evidenced by our decision to suspend drilling operations in September 2019, due to the low commodity price environment and the expected investment returns in the current commodity price environment.  We can give no assurance that we will be able to find, develop or acquire additional reserves at acceptable costs or at all.

We may not be able to replace our reserves or generate cash flows if we are unable to raise capital. We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and gas reserves.

Our ability to resume exploration and development of our properties and to replace reserves depends upon our ability to comply with our debt covenants, renegotiate our debt agreements, raise significant additional financing, or to seek and obtain other arrangements with industry participants in lieu of raising additional financing. Any arrangements that may be entered into could be expensive to us if such arrangements can be made at all. There can be no assurance that we will be able to raise additional capital in light of factors such as our financial condition, the market demand for our securities, the general condition of financial markets for independent oil and gas companies (including the markets for debt), oil and natural gas prices and general market conditions. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our capital budget. Continued periods of depressed commodity prices or further commodity price decreases could have a material adverse effect on our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. There can also be no assurance that we will be able to obtain other satisfactory arrangements to allow further exploration and development of our properties if we are unable to raise additional capital.

We expect to use our cash from operations, cash from draws on the Revolving Credit Facility and cash on hand to fund our capital budget, our operating costs and our interest service obligations during 2020.  The loan commitment and the aggregate amount of money that we can borrow under the Revolving Credit Facility and from other sources is revised from time to time based on certain restrictive covenants.  A change in our ability to meet the restrictive covenants may limit our ability to borrow.  If this occurred, we may have to sell assets or seek substitute financing.  We can make no assurances that we would be successful in selling assets or arranging substitute financing. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for information about our liquidity, available cash on hand, and the description of the current debt agreements.

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

Conservation measures and improvements in or new discoveries of alternative technologies could have a material adverse effect on our financial condition and results of operations.

Since our business depends on the level of activity in the oil and natural gas industry, any fuel conservation measures, improvement in or new discoveries of alternative energy, transportation, or materials technologies and increasing consumer demand for alternatives to oil and natural gas that increase the use of alternative forms of energy and alternative feedstocks, and reduce the demand for oil and natural gas could have a material adverse effect on our business, financial condition, and operations.

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

A negative shift in investor sentiment of the oil and gas industry could adversely affect our ability to raise debt and equity capital.

Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects.

Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.

Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our operations through organized protests, attempts to block or sabotage our operations or those of our midstream transportation providers, intervene in regulatory or administrative proceedings involving our assets or those of our midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities.

A low ESG or sustainability score could result in the exclusion of our common shares from consideration by certain investment funds and a negative perception of us by certain investors.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon environmental, social and governance (“ESG”) or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Many investment funds focus on positive ESG business practices and sustainability scores when making investments. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of the Company’s common shares from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of the Company by certain investors.

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

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a non-affiliated public float of less than $250 million or annual revenues of less than $100 million and public float of less than $700 million during the most recently completed fiscal year. At such time as we cease being a “smaller reporting company,” we will be required to provide additional disclosure in our SEC filings. “Smaller reporting companies” are able to provide simplified disclosures in their filings, including with respect to, among other things, executive compensation and financial statement information and are also exempt from certain provisions of the Sarbanes-Oxley Act which may make it harder for investors to analyze our results of operations and financial prospects.

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
•

our ability to maintain adequate liquidity in view of current natural gas prices or following the recent default under the terms of our Credit Agreement and Term Loan Agreement resulting from the going concern qualification to our audited, consolidated financial statements in this Form 10-K;

•	our ability to comply with the covenants and restrictions of the agreements governing our indebtedness, or our ability to amend or replace the agreements governing our indebtedness;
•

the uncertainty of estimates of oil and natural gas reserves such that our estimates of oil and natural gas reserve quantities, and the discounted present value of those reserves may change for a variety of reason including but not limited to changes in prices, costs, estimated decline curves, among other circumstances;

•	our ability to restructure our balance sheet in a manner that allows us to continue as a going concern over the long term;
•	changes in taxation laws in local and state jurisdictions;

•	any future global economic downturn;
•

the impact of outbreaks of communicable diseases such as the novel highly transmissible and pathogenic coronavirus (“COVID-19”) on business activity, the Company’s operations and national and global economic conditions, generally;

•	the willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels;
•	general economic conditions, including the availability of credit and access to existing lines of credit;
•	conditions in capital markets, including the availability of capital to companies in the oil and gas business;
•	the volatility of oil and natural gas prices;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	our decisions about how we allocate capital and resources among strategic opportunities;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in delivering oil and natural gas to commercial markets;
•	the impact of our shares trading on the OTC Bulletin Board;
•	our ability to maintain the listing of our common shares on The OTCQX tier of the OTC Bulletin Board;
•	changes in customer demand and producers’ supply;
•	the uncertainty of our ability to attract capital and obtain financing on favorable terms;
•	negative shifts in investor sentiment of the oil and gas industry;
•	negative public perception regarding us and/or our industry;
•	reductions in our borrowing base under our Revolving Credit Facility;
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

Due to the cessation of the drilling program, the Company has no estimated PUD reserves as of December 31, 2019, with respect to its properties because it has elected not to drill new wells in the current commodity price environment. Additionally, as noted below, the Company’s has a $5 million limitation of capital expenditures per quarter as set forth in the Fifth Amendment to the Credit Agreement. The Company previously reported estimated PUD reserves in SEC filings, and, if in the future we can satisfy the reasonable certainty criteria as prescribed under the SEC requirements, we would likely record and report estimated PUD reserves in future filings.

Green River Basin, Wyoming

Acreage. As of December 31, 2019, the Company owned oil and natural gas leases totaling approximately 117,000 gross (83,000 net) acres in southwest Wyoming’s Green River Basin. Most of this acreage covers the Pinedale and Jonah fields. Of the total acreage position in Wyoming and as of December 31, 2019, approximately 45,000 gross (30,000 net) acres were developed, and 72,000 gross (53,000 net) acres were undeveloped. The developed and undeveloped portion represents 100% of the Company’s total developed and undeveloped net acreage. The Company operates 92% of its production in the Pinedale field.

Lease maintenance costs in Wyoming were approximately $0.7 million for the year ended December 31, 2019. The Company currently owns 51 leases totaling 79,000 gross (54,000 net) acres that are held by production and activities (“HBP”). The HBP acreage includes all of the Company’s leases within the productive area of the Pinedale and Jonah fields.

Development Wells.  Development wells are wells that were drilled in the current year that were proved undeveloped locations in the prior year’s reserve report.  During 2019, the Company participated in the drilling of 64.0 gross (51.0 net) productive development wells on the Green River Basin properties.  At December 31, 2019, the Company did not have any additional development wells that commenced during the year and were either still drilling or had operations suspended at a depth short of total depth.

Exploratory Wells.  Exploratory wells are wells that were drilled in the current year that were not proved undeveloped locations in the prior year’s reserve report.  During 2019, the Company participated in the drilling of a total of 20.0 gross (20.0 net) productive exploratory wells on the Green River Basin properties. At December 31, 2019, there were 9.0 gross (3.8 net) exploratory wells which were suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Seismic Activity.     The Company owns 492 square miles of 3D seismic data in Wyoming which provides 455 square miles of coverage of the entire Pinedale Anticline and most of Jonah field. The data consists of proprietary data and data licensed from seismic contractors. During 2019, the Company completed a 40 square mile seismic inversion project to enhance the resolution and illuminate the sandstones in the Lower Lance and Mesaverde in the southern Anticline area to assist with future wellbore targeting. The Company also completed a 95 square mile 3D structural reconstruction study of the middle portion of the Pinedale Anticline that elucidates the geological structural history, trapping geometry, and fluid migration to explain variations in hydrocarbon accumulation and assist with future well planning.

Divested Assets

Uinta Basin, Utah.  During the third quarter 2018, the Company sold the oil and gas properties covering approximately 8,300 gross (7,800 net) acres in the Uinta Basin in Utah for net cash proceeds of $69.3 million, including transaction fees of $0.6 million. This acreage is located in Uintah County in the eastern portion of the Uinta Basin.

Pennsylvania.  During the fourth quarter of 2017, the Company sold the oil and gas leases covering 144,000 gross (72,000 net) acres in the Pennsylvania portion of the Appalachian Basin for a cash purchase price of approximately $115.0 million.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of proved reserves for the years ended December 31, 2019, 2018 and 2017. The reserve estimates were prepared by Netherland, Sewell & Associates, Inc.  The table summarizes the Company’s proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2019, 2018 and 2017.

In 2017, the Company renegotiated its existing gas processing contracts in Wyoming. These gas processing contracts are keep-whole contracts in which the Company shares in the economic benefit of processing and accordingly does not include the NGL volumes in its reserves.

The Company’s internal controls for booking PUD reserves include testing whether the Company has the intent and financial capability to execute PUD drilling. During 2019, the Company decided to suspend its operated drilling program in the Pinedale field.  This decision was based on natural gas pricing remaining near multi-year lows.  As such, the Company lacks the required degree of certainty of our ability commit resources to fund the drilling of new wells in our five-year development program. As a result, we did not record any PUD reserves in the December 31, 2019 reserve report. As of December 31, 2018 and 2017, proved undeveloped reserves represented 23% of the Company’s total proved reserves.

	December 31,
	2019	2018	2017
	($ amounts in thousands, except per unit data)
Proved Developed Reserves
Natural gas (MMcf)	1,902,600	2,243,956	2,261,289
Oil (MBbl)	14,627	17,876	21,652
Natural gas liquids (MBbl)	—	—	71
Proved Undeveloped Reserves
Natural gas (MMcf)	—	677,877	694,703
Oil (MBbl)	—	5,569	5,466
Natural gas liquids (MBbl)	—	—	—
Total Proved Reserves (MMcfe) (1)	1,990,362	3,062,503	3,119,126
Estimated future net cash flows, before income tax	$2,904,393	$4,724,843	$4,377,344
Discounted future net cash flows, before income taxes (2)	$1,710,619	$2,435,356	$2,384,328
Future income tax (discounted)	$—	$(29,873)	$—
Standardized measure of discounted future net cash flows, after income tax	$1,710,619	$2,405,483	$2,384,328
Calculated average price (3)
Gas ($/Mcf)	$2.44	$2.59	$2.59
Oil ($/Bbl)	$55.36	$63.49	$48.05
NGLs ($/Bbl)	$—	$—	$26.85

(1)

Oil, condensate and NGLs are converted to natural gas at the ratio of one barrel of liquids to six Mcf of natural gas. This conversion ratio, which is typically used in the oil and gas industry, represents the approximate energy equivalent of a barrel of oil or condensate to an Mcf of natural gas.

(2)

Management believes that the presentation of the discounted future net cash flows, before income taxes, of estimated proved reserves, discounted at 10% per annum, may be considered a non-Generally Accepted Accounting Principle financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable Generally Accepted Accounting Principle (“GAAP”) financial measure (standardized measure of discounted future net cash flows, after income taxes). Management believes that the presentation of the standardized measure of future net cash flows before income taxes provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company’s reserves to other companies. The standardized measure of discounted future net cash flows, before income taxes, is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. Standardized measure of discounted future net cash flows, before income taxes, should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

(3)

As prescribed by SEC rules, our reserve estimates at December 31, 2019, 2018 and 2017, reflect reference pricing based on the average of the monthly prices during the 12-month period before the ending date of the period covered by this report determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period.

Since January 1, 2016, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

Proved Undeveloped Reserves

As previously mentioned, the Company did not include PUD reserves in its total proved reserve estimates as of December 31, 2019 due to its decision to suspend its operated drilling program.

Development plan:    The development plan underlying the Company’s PUD reserves, if any, is based on the best information available at the time of adoption. Factors, such as commodity price, service costs, performance data, and asset mix, are subject to change; therefore, the Company occasionally revises its development plan. Development plan revisions include deferrals, removals, and substitutions of previously scheduled PUD reserve locations.

As commodity prices fell during 2019, management and the Board revised the development plan and decreased the development pace.  Over the course of 2019, we decreased our drilling program reducing the number of rigs deployed in development from three to two, then to one, and ultimately to zero.  Despite the reduction of activity, the Company’s PUD conversion rate was 19.8% in 2019.

In addition, as a part of our internal controls for determining a plan to develop our proved reserves each year, we consider whether we have the intent and financial capability to develop PUD reserves. This year, because of the natural gas price environment and the projected investment returns, we lack the required degree of certainty that we have the ability to fund a development plan. Therefore, as of December 31, 2019, we transferred all of our PUD reserves to unproved status. We anticipate reporting PUD reserves in future filings, if we determine that we have the intent and financial capability to execute a development plan.

Changes in proved undeveloped reserves:    The Company annually reviews all PUD reserves to ensure an appropriate plan for development exists.  Changes to the Company’s PUD reserves during 2019 are summarized in the table below.  These changes include updates to prior PUD reserves, the transfer and revision of PUD reserves to unproved categories due to development plan changes, and the impact of changes in economic conditions, including changes in commodity prices.

MMcfe
Proved undeveloped reserves, December 31, 2018	711,293
Converted to proved developed	(140,929)
Proved undeveloped reserve extensions	—
Proved undeveloped reserve purchased	—
Proved undeveloped reserve revisions	(570,364)
Proved undeveloped reserves, December 31, 2019	—

Conversions:     In 2019, the conversion rate was 19.8% based on PUD reserves recorded as of December 31, 2018.

Additions/Extensions:  At December 31, 2019, the Company did not book any PUD reserves. Accordingly, there were no additions to the PUD reserve category.

Purchases: In 2019, there were no purchases related to PUD reserves.

Revisions:    At December 31, 2019, the Company transferred approximately 570 Bcfe of PUD reserves to unproven categories. Due to management’s decision to suspend its operated drilling program during 2019, we concluded we lacked the required degree of certainty about our financial capability to fund a development program and the availability of capital that would be required to develop PUD reserves.

March 2020 Reserves:

Impairment of Oil and Gas Properties in the Quarter Ended March 31, 2020

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

In order to fulfill its obligation to evaluate the full cost ceiling evaluation and to calculate DD&A of its oil and gas properties, the Company is required to estimate its reserves on a quarterly basis.  The estimated proven oil and gas reserves considers the estimated future production based on the most current well information available including decline rate changes causing downward revisions and updated pricing in accordance with SEC requirements.  The reserves estimated as of March 31, 2020 were prepared by Netherland, Sewell & Associates, Inc. The comparable calculated average prices utilized in the preparation of the reserves as of March 31, 2020 were $2.07 per Mcf and $55.35 per Bbl.  These prices represent a decrease of 15% and <1% for natural gas and oil, respectively, as compared to the pricing utilized as of December 31, 2019.

The reserve estimates as of March 31, 2020 are as follow:

	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas Equivalents (MMcfe)
Developed	1,694,828	11,902	1,766,239
Undeveloped	—	—	—
Total Proved as of March 31, 2020	1,694,828	11,902	1,766,239

The future net cash flows, before income tax and the discounted future net cash flows before income tax estimated at March 31, 2020 were $1.907 billion and $1.218 billion, respectively.  As a result of the decrease in both quantities of oil and gas reserves, as well as the discounted future cash flow estimates, the Company estimates it will record an increased rate of DD&A per Mcfe and require a material impairment charge to its oil and gas properties due to the ceiling test limitation in the quarter ended March 31, 2020.

Internal Controls Over Reserve Estimating Process

Our policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and with GAAP. Our Director of Reservoir and Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates and has a Bachelor of Science degree in Petroleum Engineering with over 15 years of experience.

The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation as well as ultimate approval of our capital budget and review of our development plan by our senior management and Board of Directors. The development plan underlying the Company’s PUD reserves, if any, is further subject to internal controls, including a comparison of future development costs to historical expenditures as well as our future development plan and financial capabilities, and an evaluation of the estimated profitability of each location at the time the report is prepared. The development plan underlying the Company’s PUD reserves, adopted every year by senior management, is based on the best information available at the time of adoption. As factors such as commodity price, service costs, performance data, and asset mix are subject to change, the Company occasionally revises its development plan. Development plan revisions include deferrals, removals, and substitutions of previously scheduled PUD reserve locations. These occasional changes achieve the purpose of maximizing profitability and are in the best interest of the Company’s shareholders.

The estimates of proved reserves and future net revenue as of December 31, 2019 are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the period ended March 31, 2020 and the years ended December 31, 2019, 2018 and 2017, which are included in this annual report.

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F 2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Sean A. Martin and Mr. Philip R. Hodgson. Mr. Martin, a Licensed Professional Engineer in the State of Texas (No. 125354), has been practicing consulting petroleum engineering at NSAI since 2014 and has over eight years of prior industry experience. He graduated from University of Florida in 2007 with a Bachelor of Science Degree in Chemical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 15 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines

Our internal professional staff works closely with NSAI to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. The NSAI reports are included as Exhibits 99.1 and 99.2 to this annual report.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding the production volumes and average sales prices received for and average production costs associated with the Company’s sale of oil and natural gas for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per unit data)
Production
Natural gas (Mcf)	230,121	260,406	260,009
Oil (Bbl)	1,683	2,442	2,775
Total (Mcfe)	240,219	275,058	276,659
Revenues
Natural gas sales	$637,007	$722,313	$748,682
Oil sales	97,231	153,534	133,368
Other revenues	7,794	16,652	9,823
Total revenues	$742,032	$892,499	$891,873
Lease Operating Expenses
Lease operating expenses (1)	$70,608	$90,290	$92,326
Facility lease expense	25,468	25,947	21,749
Production taxes	79,459	93,322	91,067
Gathering	78,261	89,294	87,287
Transportation charges	1,496	512	(334)
Total lease operating expenses	$255,292	$299,365	$292,095
Average Realized Prices
Natural gas ($/Mcf, including realized gains (losses) on commodity derivatives)	$2.50	$2.48	$2.92
Natural gas ($/Mcf, excluding realized gains (losses) on commodity derivatives)	$2.77	$2.77	$2.88
Oil ($/Bbl, including realized gains (losses) on commodity derivatives)	$59.97	$59.44	$48.05
Oil ($/Bbl, excluding realized gains (losses) on commodity derivatives)	$57.78	$62.88	$48.05
Average Costs per Mcfe
Lease operating expenses	$0.29	$0.33	$0.33
Facility lease expense	0.11	0.09	0.08
Production taxes	0.33	0.34	0.33
Gathering	0.33	0.33	0.31
Transportation charges	0.01	-	-
DD&A	0.85	0.74	0.59
General & administrative	0.11	0.09	0.14
Interest	0.54	0.54	1.31
Total costs per Mcfe	$2.57	$2.46	$3.09

(1)Lease operating costs include lifting costs and remedial workover expenses.

The following table sets forth the net sales volumes, operating expenses and average realized natural gas prices attributable to the Pinedale field, which is the only field that contained 15% or more of our total estimated proved reserves for each year:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Pinedale Field:
Production (Mcfe)	237,851	264,786	256,695
Operating expenses	$252,165	$282,376	$265,051
Average realized price ($/Mcf excluding realized gains (losses) on commodity derivatives)	$2.77	$2.78	$2.90
Average realized price ($/Mcf including realized gains (losses) on commodity derivatives)	$2.49	$2.48	$2.95

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

Productive Wells

As of December 31, 2019, the Company’s total gross and net wells were as follows:

	Gross Wells	Net Wells
Productive Wells*
Operated	2,265	1,943
Operated by others	854	241
Total productive wells	3,119	2,183

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

The Company does not believe the risk of remaining terms of its leases are material. The Company expects to maintain essentially all the material leases among its oil and gas properties by production, operations, extensions or renewals. The Company does not expect to lose material lease acreage because of failure to drill due to inadequate capital, equipment or personnel. The Company has, based on its evaluation of prospective economics, allowed acreage to expire and it may allow additional acreage to expire in the future. As of December 31, 2019, the Company estimates that approximately 6,300 net leased acres may expire in 2020 through 2022, and approximately 7,200 net leased acres in Wyoming may expire in 2023 through 2029.

As of December 31, 2019, the Company had total gross and net developed and undeveloped oil and natural gas leasehold acres in the United States as set forth below.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Wyoming	45,000	30,000	72,000	53,000

Drilling Activities

The number of gross and net wells drilled by the Company during each of the three fiscal years ended December 31, 2019, 2018 and 2017 are reflected in the tables below. The well counts in these tables represent classification and costs specific to the reserves deemed to be proved or unproved. Such wells may be completed and turned into sales during different period.

Wyoming — Green River Basin

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	64.0	51.0	107.0	80.7	—	—
Dry	—	—	—	—	—	—
Total	64.0	51.0	107.0	80.7	—	—

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	20.0	20.0	28.0	19.8	210.0	172.1
Dry	—	—	—	—	—	—
Total	20.0	20.0	28.0	19.8	210.0	172.1

At December 31, 2019, there were 9.0 gross (3.8 net) exploratory wells which were suspended at a depth short of total depth and thus a determination of productive capability could not be made at year-end.

Utah

The Company divested its Utah assets during the third quarter of 2018. For the years ended December 31, 2018 and 2017, the Company did not drill any development or exploratory wells on its Utah acreage.

Pennsylvania

The Company divested its Pennsylvania assets during the fourth quarter of 2017.  For the years ended December 31, 2017, the Company did not drill any development or exploratory wells on its Pennsylvania acreage.

Colorado

The Company did not conduct any operations on this acreage during 2019, 2018 or 2017. In 2014, the Company sold the surface rights to its Colorado undeveloped acreage and retained some oil and gas mineral rights. The Company no longer owns any leased acreage in Colorado and has no immediate plans for further exploration in Colorado during 2020.

Item 3.	Legal Proceedings.

See Note 14 for discussion of on-going claims and disputes that arose during our chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares are traded on the OTCQX marketplace under the symbol “UPLC”.  As of March 31, 2020, there were approximately 313 holders of record of the common shares.

Dividends

The Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future.  Additionally, our Credit Agreement, Term Loan Agreement, and the Second Lien Indenture (as defined below) place certain restrictions on our ability to pay cash dividends. The Company intends to retain its cash flow from operations for the future operation and development of its oil and gas properties.

Unregistered Sales of Equity Securities

Purchases of Equity Securities by Issuer

The following table provides information about purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the twelve months ended December 31, 2019, of shares of common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2019	—	—	—	—
February 2019	—	—	—	—
March 2019	—	—	—	—
April 2019	—	—	—	—
May 2019	190,872	0.39	—	—
June 2019	—	—	—	—
July 2019	—	—	—	—
August 2019	—	—	—	—
September 2019	—	—	—	—
October 2019	—	—	—	—
November 2019	19,759	0.20	—	—
December 2019	—	—	—	—
Total	210,631		—	—
(1)

All shares purchased by the Company in 2019 were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

Warrants

On December 21, 2018, the Company completed the 2018 Exchange Transaction (as defined below), pursuant to which the exchanging noteholders exchanged (i) $505 million aggregate principal amount, or 72.1%, of the issued and outstanding 2022 Notes and (ii) $275 million aggregate principal amount, or 55.0%, of the issued and outstanding 2025 Notes for (a) $545.0 million aggregate principal amount of Second Lien Notes of Ultra Resources and (b) an aggregate of 10,919,499 new warrants of the Company each entitling the holder thereof to purchase one common share of the Company (each a “Warrant” and, collectively, the “Warrants”). See to Item 7. “Management’s Discussion and Analysis”, for additional details regarding the Exchange Transaction.

Each Warrant is initially exercisable for one common share of the Company at an initial exercise price of $0.01 per Warrant. No Warrants will be exercisable until the date on which the volume-weighted average price of the Company’s common shares is at least $2.50 per common share for 30 consecutive trading days (the “Trading Price Condition”). Subject to the Trading Price Condition, the Warrants are exercisable at the option of the holders thereof from December 21, 2018 until July 14, 2025, at which time all unexercised Warrants will expire and the rights of the holders of such Warrants to purchase common shares will terminate.

The Warrants issued in the Exchange Transaction were offered and sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act. This offer was made by the Company to a limited number of persons, each of which is an accredited investor (within the meaning of Rule 501 promulgated under the Securities Act).

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

The selected consolidated financial information presented below as of the dates or for the years indicated is derived from the Consolidated Financial Statements of the Company.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas sales	$637,007	$722,313	$748,682	$609,756	$696,730
Oil sales	97,231	153,534	133,368	111,335	142,381
Other revenues	7,794	16,652	9,823	—	—
Total operating revenues	742,032	892,499	891,873	721,091	839,111

Expenses:
Production expenses and taxes	253,796	298,853	292,429	266,366	288,231
Transportation charges	1,496	512	(334)	20,049	83,803
Depletion, depreciation and amortization	204,227	204,255	161,945	125,121	401,200
Ceiling test and other impairments	—	—	—	—	3,144,899
General and administrative	26,551	25,005	39,548	9,179	7,387
Other operating expenses, net	28,889	9,118	—	—	—
Total operating expenses	514,959	537,743	493,588	420,715	3,925,520

Other:
Interest expense	(129,398)	(148,316)	(361,367)	(66,565)	(171,918)
Gain (loss) on commodity derivatives	(4,597)	(145,212)	28,412	—	42,611
Deferred gain on sale of liquids gathering system	—	10,553	10,553	10,553	10,553
Contract settlement income (expense), net	13,468	12,656	(52,707)	(131,106)	—
Litigation expense	—	—	—	—	(4,401)
Restructuring expenses	—	—	—	(7,176)	—
Reorganization items, net	—	—	140,907	(47,503)	—
Other income (expense), net	392	1,212	(237)	(3,082)	(2,060)
Total other income (expense), net	(120,135)	(269,107)	(234,439)	(244,879)	(125,215)

Income (loss) before income taxes	106,938	85,649	163,846	55,497	(3,211,624)
Income tax (benefit) provision	(1,050)	442	(13,294)	(654)	(4,404)

Net income (loss)	$107,988	$85,207	$177,140	$56,151	$(3,207,220)

Earnings (Loss) per Share:
Basic (1)	$0.55	$0.43	$1.08	$0.70	$(40.14)
Fully diluted (1)	$0.55	$0.43	$1.08	$0.70	$(40.14)

Statement of Cash Flows Data (2):
Net cash provided by (used in):
Operating activities	$302,416	$310,897	$65,268	$311,070	$515,536
Investing activities	$(270,152)	$(401,710)	$(435,311)	$(278,900)	$(512,757)
Financing activities	$(48,128)	$91,849	$(16,737)	$368,621	$(7,557)
Balance Sheet Data:
Cash and cash equivalents	$1,664	$17,014	$16,631	$401,478	$4,143
Working capital (deficit)	$(58,272)	$(52,481)	$(81,065)	$383,185	$(3,560,683)
Oil and gas properties	$1,552,419	$1,497,727	$1,325,068	$1,010,466	$851,145
Total assets	$1,815,276	$1,733,288	$1,512,982	$1,540,928	$952,039
Total debt, net(3)(4)	$2,150,210	$2,215,481	$2,116,211	$—	$3,390,000
Other long-term obligations	$228,282	$211,895	$197,728	$177,088	$165,784
Total shareholders’ (deficit) equity	$(844,814)	$(1,048,622)	$(1,154,636)	$(2,928,151)	$(2,991,937)

(1)

In conjunction with emergence from chapter 11 proceedings, the Company issued new common shares to holders of existing common shares at a conversion ratio of 0.521562.  The earnings (loss) per share has been adjusted to reflect this conversion as if it had occurred on January 1, 2014.

(2)

Cash flows from operating activities for the years ended December 31, 2016 and 2015 , have been updated to reflect the retrospective application of the Company’s adoption of ASU (as defined below) 2016-18.

(3)	At December 31, 2016, $3.8 billion of long-term debt is included with liabilities subject to compromise on our Consolidated Balance Sheets.
(4)

At December 31, 2019, 2018 and 2017, costs associated with the issuance of our long-term debt, excluding the costs associated with the Revolving Credit Facility are presented as a direct deduction from the carrying value of the related debt liability on the Consolidated Balance Sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. Further, we encourage you to revisit the Forward-Looking Statements section in Item 1A. “Risk Factors.”

Going Concern

As a result of our significant indebtedness and extremely challenging current market conditions, we believe we will require a significant restructuring of our balance sheet in order to continue as a going concern in the long term.  We have based this belief on assumptions and estimates which are to some degree subjective and may vary considerably from actual results, and we could spend our available financial resources less or more rapidly than currently expected.

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Under our Credit Agreement and Term Loan Agreement, we are required to deliver audited, consolidated financial statements without a going concern or like qualification or explanation. Because the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, we will be in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when we deliver our financial statements to the lenders under the Credit Agreement and the Term Loan Agreement, respectively. We expect that we will be precluded from drawing additional amounts under the Credit Agreement while the default exists.  There is a 30-day grace period related to this covenant in each of the Credit Agreement and the Term Loan Agreement. If we do not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under each of the Credit Agreement and Term Loan Agreement would occur. If an event of default occurs, the lenders could accelerate the loans outstanding under the Credit Agreement and Term Loan Agreement. In addition, if the lenders under our Credit Agreement and Term Loan Agreement accelerate the loans outstanding thereunder, we will then also be in default under the indentures related to our Second Lien Notes and our Unsecured Notes. If we default under those indentures, the holders of the Second Lien Notes and Unsecured Notes could accelerate those notes. At this time, we do not expect to obtain a waiver of this requirement.

In February and March 2020, we entered into confidentiality agreements and commenced discussions with certain holders of the Company’s long-term debt and their legal and financial advisors.  Negotiations and discussions with certain debtholders and their advisors are ongoing, although as of the date of this filing no definitive agreements have been reached regarding any amendments, restructuring or other transactions relating to the Company’s indebtedness.

There can be no assurance that our efforts will result in any agreement or what the terms of any agreement will be.  If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act in order to implement an agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings.  We also may conclude that it is necessary to initiate proceedings under Chapter 11 of the United States Bankruptcy Code to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring.  In either case, such a proceeding could be commenced in the near term.  If a plan of reorganization is implemented in a bankruptcy proceeding, it is possible that holders of claims and interests with respect to, or rights to acquire, our equity securities would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration.  If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment.  It is also possible that our other stakeholders, including holders of our Second Lien and Unsecured Notes, would be entitled to little or no recovery, and those claims and interests may also be canceled for little or no consideration.

We believe the long-term outlook for our business is favorable despite the continued uncertainty of gas and oil prices and our need for a significant restructuring of our balance sheet. Our resource base, operational expertise, risk management, including an active hedging program, and disciplined investment of capital provide us with an opportunity to generate significant operating cash flow as we maximize the production and efficiency of our long-lived, low cost assets in the Pinedale field.  However, the continued prolonged period of depressed commodity prices and our current levels of indebtedness have caused us to conclude that a significant restructuring of our balance sheet is necessary in order to continue as a going concern. We discuss these matters in further detail under, among other places, in Note 1 to our Consolidated Financial Statements.

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

The Company currently generates its revenue, earnings and cash flow from the production and sales of natural gas and condensate from its properties in the Pinedale and Jonah fields.

Total production for the year ended December 31, 2019 was 230.1 Bcf of natural gas and 1.7 MBbl of crude oil and condensate, for a total of 240.2 Bcfe of production. The production decrease was driven by reduced drilling activities and decreased capital investment activity during 2019.  As noted previously, the Company suspended its operated drilling program in September 2019. The number of Ultra operated vertical wells drilled and turned into sales in 2019 decreased to 71 vertical wells from 94 vertical wells in 2018. For the year ended December 31, 2019, cash flow from operations was $302.4 million.

Late in the third quarter of 2019, the Company decided to release its remaining drilling rig and suspend its operated drilling program in the Pinedale field.  This decision was based on natural gas pricing remaining near multi-year lows and the determination that investment returns at such commodity prices were inadequate to justify the deployment of further capital.  This decision reduced the level of total 2019 capital investment. Going into 2020, the Company will continue to evaluate the commodity price environment and the projected investment returns, as it manages its capital investment program.  The Fifth Amendment established a maximum capital expenditure level, as defined, of $65 million, $10 million, and $5 million, for the quarters ended September 30, 2019, December 31, 2019, and quarterly thereafter, with the ability to carryforward unused amounts up to $5 million in aggregate.  Per the definition of maximum capital expenditures in the Fifth Amendment, the Company expended $6.8 million in the quarter ended December 31, 2019, and $53.7 million in the quarter ended September 30, 2019, resulting in a $5 million carryover as of December 31, 2019.

The prices of oil and natural gas are critical factors to the Company’s business. The prices of oil and natural gas have historically been volatile, and this volatility could be detrimental to the Company’s financial performance. As a result, and from time to time, the Company tries to limit the impact of this volatility on its results by entering into swap agreements, costless collars and/or deferred premium puts for a portion of its estimated future production. In addition to fixed price swap contracts, the Company utilizes costless collars and deferred put contracts, with low premium costs, to provide a degree of floor price protection and allow the Company to participate in more upward price exposure.  The Company also enters into short-term fixed price forward physical delivery contracts for natural gas and oil from time to time. Under the Credit Agreement, the Company was subject to minimum hedging requirements through March 31, 2020, whereby the Company was required to hedge a minimum of 50% of the projected proved developed producing natural gas reserve volumes projected to be produced through such date. Beginning April 1, 2020, the Company was no longer subject to a minimum hedging requirement.

Capital Investments

As previously mentioned, the Company suspended its operated drilling program in the Pinedale field in September 2019.  The total capital investment in oil and gas properties was $241.1 million and resulted in a total of 93 gross (77.6 net) vertical wells and 1 gross (0.9 net) horizontal wells which were drilled and turned into sales in the Pinedale field.

The operated well costs for vertical wells averaged $3.1 million per well during 2019, with final operated well costs of $2.9 million per well in the third quarter when the Company ceased its drilling program. The decline of well costs in 2019 is a result of an increased success rate of the two-string drilling design over the year, as well as overall improvements in efficiencies and cost management throughout the year. Included in the well results was the successful completion of seven wells with the two-string design in third quarter 2019 at an average well cost of $2.65 million per well, highlighting improvement of the selection of the locations for this application in the Pinedale Field, as well as the knowledge gained over the course of the year as to the application of the techniques deployed.

Liquidity and Working Capital

As of December 31, 2019, the Company had $64.7 million outstanding under its Revolving Credit Facility. As of the date of this filing, the Company’s borrowing base is $1.075 billion, as established by the Sixth Amendment dated February 14, 2020, with lender commitments for the Revolving Credit Facility at $100 million.

Availability under the Revolving Credit Facility is defined as the undrawn portion of the commitment, plus the unrestricted cash of the Company, and net of any outstanding letters of credit outstanding for a total availability of $130.3 million as of December 31, 2019.

Based on the Sixth Amendment, the commitment amount under the Revolving Credit Facility was reduced from $120 million to $100 million with the associated borrowing base being set at  $1.075 billion effective April 1, 2020.  Also included in the Sixth Amendment was the reduction of the excess cash threshold to $15 million as part of the anti-cash hoarding provisions and established quarterly borrowing base redeterminations. The next borrowing base redetermination will be completed on or before July 1, 2020.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern.  The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.  As a result, the Company has reclassified all of its total outstanding debt as current. The explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern in the audited consolidated financial statements in this Annual Report on Form 10-K also creates a default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020.  We expect that we will be precluded from drawing additional amounts under the Credit Agreement while the default exists.  If the Company does not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under each of the Credit Agreement and Term Loan Agreement would occur. If an event of default occurs, the lenders could accelerate the loans outstanding under the Credit Agreement and Term Loan Agreement.  Accordingly, the Company believes there is substantial doubt that its projected cash flows from operations and liquidity will be adequate to meet its obligations for the ensuing twelve months.

Even if the Company is able to obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement, the possibility remains that future commitments under the Credit Agreement could decrease below the outstanding balance of the Revolving Credit Facility, because of a downward redetermination of the borrowing base and Commitment Amount, and the Company would be required to enter into a mandatory repayment schedule to satisfy the deficiency.  Should the lenders not support such a repayment schedule, intramonth liquidity for the Company could be inadequate to meet obligations on a timely basis.

In the event that the borrowing base is reduced to an amount that is less than the outstanding borrowings under the Term Loan Agreement, then commitments under the Revolving Credit Facility would be reduced to zero and Ultra Resources would become subject to additional coverage tests under the Term Loan Agreement. Among these new requirements is an asset coverage test and, if not satisfied, Ultra Resources would be required to make mandatory prepayments to the Term Loan Lenders in order to cure any deficiency. Failure to make such required payments would result in an event of default under the Term Loan Agreement.

The Revolving Credit Facility has $35.0 million of the commitments available for the issuance of letters of credit.  The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 250 to 350 basis points based upon the borrowing base utilization grid. The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.

Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees. The Revolving Credit Facility loans mature on January 12, 2022.

As of April 10, 2020, the Company had a cash balance of approximately $14.7 million, $43.0 million due under the Revolving Credit Facility, and $10.2 million of issued and undrawn letters of credit.

Additionally, the Company continues to evaluate liability management and strategic alternatives in order to address its liquidity and balance sheet issues.

As mentioned previously, our significant indebtedness and extremely challenging current market conditions have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists about our ability to continue as a going concern. A failure by us to comply with our financial covenants or to comply with the other restrictions in our financing agreements is expected to result in reduced borrowing capacity or an event of default, causing our debt obligations under such financing agreements (and any other indebtedness or contractual obligations to the extent linked to it by reason of cross-default or cross-acceleration provisions) to potentially become immediately due and payable.

2018/2019 Debt Exchange Transaction

In December 2018, the Company exchanged (i) $505 million aggregate principal amount, or 72.1%, of the 2022 Notes, and (ii) $275 million aggregate principal amount, or 55%, of the 2025 Notes (as defined below) of Ultra Resources for (a) $545.0 million aggregate principal amount of new Second Lien Notes, and (b) an aggregate of 10,919,499 Warrants (such transaction, the “2018 Exchange Transaction”).

Then in 2019, the Company entered into an incremental note exchange transaction that provided for the exchange of $44.6 million aggregate principal amount of 2022 Notes for $27.0 million aggregate principal amount of Second Lien Notes (together with the 2018 Exchange Transaction, the “Exchange Transactions”), as allowed by the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”).

The Company evaluated the accounting treatment of the Exchange Transactions under ASC 470, Debt.   The portion of the senior Unsecured Notes (as defined below) which were exchanged for Second Lien Notes was accounted for as a troubled debt restructuring (“TDR”). The amount of extinguished debt is amortized over the remaining life of the Second Lien Notes using the effective interest method and recognized as a reduction to interest expense. As a result, our reported interest expense following the Exchange Transactions will be significantly less than the contractual cash interest payments throughout the term of the Second Lien Notes.

2017 Chapter 11 Plan of Reorganization

On April 29, 2016, the Company and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, (Case No. 16-32202 (MI)).  On March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) and on April 12, 2017 (the “Effective Date”), we emerged from bankruptcy. The effects of the Plan were included in the Consolidated Financial Statements as of December 31, 2017, and the related adjustments thereto were recorded in our Consolidated Statement of Operations as reorganization items for the twelve months ended December 31, 2017. See Note 16 in the Notes to the Consolidated Financial Statements for further discussion of these matters.

We were not required to apply fresh start accounting to our consolidated financial statements in connection with our emergence from bankruptcy because the reorganization value of our assets immediately prior to confirmation of the Plan exceeded our aggregate post-petition liabilities and allowed claims.

Results of Operations — Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Beginning as of January 1, 2019, the Company revised its estimated administrative costs associated with its operations and classified as Lease operating expenses on the Consolidated Statement of Operations.  During 2018 and 2019, the Company has taken steps to drive efficiencies through its operations which resulted its overhead costs being less than the inflation adjusted overhead rates set by the Council of Petroleum Accountants Societies.  Accordingly, the Company reduced the amount of costs categorized as Lease operating expenses, with General and administrative expenses absorbing a larger portion of the Company’s total administrative costs.

The following table summarizes our presents selected production and financial information for the periods indicated:

	For the year ended December 31,
	2019	2018	% change
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	230,121	260,406	-12%
Crude oil and condensate (Bbls)	1,683	2,442	-31%
Total production (Mcfe)	240,219	275,058	-13%

Commodity Prices:
Natural gas ($/Mcf, incl realized hedges)	$2.50	$2.48	1%
Natural gas ($/Mcf, excluding hedges)	$2.77	$2.77	0%
Crude oil and condensate ($/Bbl, incl realized hedges)	$59.97	$59.44	1%
Crude oil and condensate ($/Bbl, excluding hedges)	$57.78	$62.88	-8%

Revenues:
Natural gas sales	$637,007	$722,313	-12%
Oil sales	$97,231	$153,534	-37%
Other revenues	$7,794	$16,652	-53%
Total operating revenues	$742,032	$892,499	-17%

Derivatives:
Realized gain (loss) on commodity derivatives	$(58,878)	$(85,413)	-31%
Unrealized gain (loss) on commodity derivatives	$54,282	$(59,799)	-191%
Total gain (loss) on commodity derivatives	$(4,596)	$(145,212)	-97%

Operating Costs and Expenses:
Lease operating expenses	$70,608	$90,290	-22%
Facility lease expense	$25,468	$25,947	-2%
Production taxes	$79,459	$93,322	-15%
Gathering fees	$78,261	$89,294	-12%
Transportation charges	$1,496	$512	192%
Depletion, depreciation and amortization	$204,227	$204,255	0%
General and administrative expenses	$26,551	$25,005	6%

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.29	$0.33	-12%
Facility lease expense	$0.11	$0.09	22%
Production taxes	$0.33	$0.34	-3%
Gathering fees	$0.33	$0.33	0%
Transportation charges	$0.01	$—	0%
Depletion, depreciation and amortization	$0.85	$0.74	15%
General and administrative expenses	$0.11	$0.09	22%

Production, Commodity Prices and Revenues:

Production.     During the year ended December 31, 2019, production decreased on a gas equivalent basis to 240.2 Bcfe from 275.1 Bcfe for the same period in 2018. The decrease is primarily attributable to a decrease in capital investment which occurred in 2019 and resulted in lower production for the period. Given the Company’s decision to suspend its operated drilling program, as announced in September 2019, it is expected that production will decrease in future periods based on the natural decline of the proven producing developed wells that were online as of December 31, 2019. Additionally, the divesture of the assets in Utah during late September 2018 resulted in a decrease in production by approximately 3.2 Bcfe in 2019 compared to 2018.

Revenues.     During the year ended December 31, 2019, revenues decreased to $742.0 million for the year ended December 31, 2019, as compared to $892.5 million in 2018.  This decrease primarily attributable to the decrease in total production.

Commodity prices — natural gas.     Realized natural gas prices, including realized gains and losses on commodity derivatives, increased to $2.50 per Mcf during the year ended December 31, 2019 as compared to $2.48 per Mcf during 2018. This net realized price is a combination of the natural gas prices at Henry Hub and our basis differentials at NwRox. The Company has open natural gas price commodity derivative contracts as of December 31, 2019. See Note 8 for additional details relating to these derivative contracts.  During the year ended December 31, 2019 and 2018, the Company’s average price for natural gas, excluding realized gains and losses on commodity derivatives, was flat at $2.77 per Mcf.  Trades indicate that the basis differentials for the forward-looking basis market for 2020 and 2021 are negative to Henry Hub by approximately $0.23 and $0.36, respectively, highlighting potential volatility that can occur in our natural gas pricing. The actual results for January and February 2020 were $1.00 and $0.07, respectively.

Commodity prices — oil.     Realized oil prices, including realized gains and losses on commodity derivatives, increased to $59.97 per barrel during the year ended December 31, 2019, as compared to $59.44 per barrel during 2018. The Company has open oil price commodity derivative contracts as of December 31, 2019. See Note 8 for additional details relating to these derivative contracts. During the year ended December 31, 2019, the Company’s average price for oil, excluding realized gains and losses on commodity derivatives, was $57.78 per barrel compared to $62.88 per barrel for the same period in 2018.

Operating Costs and Expenses:

The Company has continued its historical focus on effective cost management. Historically, the operating costs decreased on a per unit basis in 2019 as compared to 2018 primarily due to the sale of the Utah assets in September 2018.  Prospectively and on a unit basis, the Company expects pressure on Lease operating expense (“LOE”) and General and administrative expenses due to the expected decrease in future production as the Company has suspended its operated drilling program.  Management expects it can mitigate some of this per unit pressure through further cost management and investment initiatives. However, with production decreasing, well counts increasing, certain costs being fixed, and capital deployment being limited, the cost saving activities are not expected to fully mitigate the pressure on per unit costs.

Lease Operating Expense.    LOE decreased to $70.6 million for the year ended December 31, 2019, compared to $90.3 million during the same period in 2018. The decrease for the period was primarily driven by the change to the estimate used to determine the overhead rate used for the Company’s administrative expenses, as previously discussed. The decrease in the overhead charged to the LOE was approximately $14.7 million, compared to the same period in 2018. Additionally, the decrease in LOE was driven by the sale of the Utah assets in September 2018.  The Utah production and related LOE approximated $8.6 million of expense, or $0.03 per Mcfe, for the year ended December 31, 2018. On a unit of production basis, consolidated LOE costs were $0.29 per Mcfe for 2019 and $0.33 per Mcfe for 2018.

General and Administrative Expenses.     General and administrative expenses slightly increased to $26.6 million for the year ended December 31, 2019 compared to $25.0 million for the same period in 2018. The increase in general and administrative expenses is primarily attributable to the revision in the estimate of administrative costs attributed to LOE, as previously described. The change was partially offset by a $9.2 million decrease in share-based compensation expense recognized during 2019.  On a per unit basis, general and administrative expenses increased to $0.11 per Mcfe at December 31, 2019 from $0.09 per Mcfe at December 31, 2018.

The Company analyzes the combined LOE and General and administrative expenses as controllable costs.  The combined LOE and General and administrative expenses for the year ended December 31, 2019, decreased to $0.40 per Mcfe compared to $0.42 per Mcfe for the same period in 2018.  Management also analyzes the combined LOE and General and administrative expenses, excluding the non-cash element of stock compensation. The cash component of LOE and General and administrative expenses for the years ended December 31, 2019 and 2018, was $0.39 per Mcfe and $0.38 per Mcfe, respectively.

Facility Lease Expense.      In 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “Pinedale LGS”) and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years and annual base rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index). The base rent may increase if certain volume thresholds are exceeded. For the year ended December 31, 2019, the Company recognized operating lease expense associated with the Lease Agreement of $25.5 million, or $0.11 per Mcfe compared with $25.9 million, or $0.09 per Mcfe in 2018.

Production Taxes.    During the year ended December 31, 2019, production taxes decreased to $79.5 million compared to $93.3 million during the same period in 2018, or $0.33 per Mcfe in 2019, compared to $0.34 per Mcfe in 2018. Production taxes are primarily calculated based on a percentage of revenue from the physical production and realized revenues, excluding derivative hedge settlements, after certain deductions and were 10.7% of revenues for the year ended 2019 and 10.5% for the same period in 2018.

Gathering Fees.     Gathering fees decreased to $78.3 million for the year ended December 31, 2019, compared to $89.3 million during the same period in 2018, related to decreased production volumes. On a per unit basis, gathering fees remained flat at $0.33 per Mcfe for the years ended December 31, 2018 and 2019. Because the gathering fees are charged on a per unit basis, management expects the gathering fees on a unit basis to be relatively consistent into the future, except for contractual pricing adjustments for such services.

Transportation Charges.     Transportation charges increased to $1.5 million for the year ended December 31, 2019, compared to $0.5 million during the same period in 2018. Commencing on December 1, 2019 and extending for a term expiring December 31, 2026, the Company has committed to firm transportation capacity of 200,000 Dekatherms per day at a rate of approximately $0.37 per Dekatherm on the Rockies Express Pipeline. This agreement provides the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to capture improved basis differentials available at sales points along the Rockies Express Pipeline, if any.

Depletion, Depreciation and Amortization.     On a unit of production basis, Depletion, depreciation, and amortization (“DD&A”) increased to $0.85 per Mcfe at December 31, 2019 from $0.74 per Mcfe at December 31, 2018, primarily related to decreased natural gas pricing and decreased reserves as a result of not including PUD reserves in total proved reserve estimates at December 31, 2019.  Given the lower production in 2019 and the higher DD&A rate previously described, the total DD&A expenses remained flat at $204.2 million for the years ended December 31, 2019 and 2018.

Other Operating Expenses, net. During the year ended December 31, 2019, the Company incurred $28.9 million of other operating expenses, of which $14.0 million was attributable to settlement agreements; $7.5 million was attributable to inventory write-downs; $1.8 million of expenses related to rig contract terminations; $3.3 million is attributable to the provision for uncollectible accounts; and $2.3 million of other recurring and nonrecurring expenses.  During the year ended December 31, 2018, the Company recognized $9.1 million of other expenses, of which $4.9 million is attributable to the provision for uncollectible accounts and $4.2 million is attributable to the Houston office relocation.

Other Income and Expenses:

Interest Expense.     Interest expense decreased to $129.4 million during the year ended December 31, 2019, compared to $148.3 million during the same period in 2018. Interest expense is comprised of four primary elements: (i) cash interest expense; (ii) PIK interest expense; (iii) amortization of deferred premium; and (iv) amortization of deferred financing costs. The table below reflects the comparative amounts for each element in each period presented.  The cash interest expense increased for the year ended December 31, 2019 as compared to the same period in 2018 due to the higher interest rate Second Lien Notes that were issued in December 2018.

	For the year ended December 31,
	2019	2018
	(In thousands)
Cash interest expense	$145,339	$137,812
PIK interest expense	12,867	377
Amortization of deferred premium	(41,774)	(1,083)
Amortization of deferred financing costs and discount	12,966	11,210
Total interest expense	$129,398	$148,316

Contract Settlement Income (Expense), Net.     The Company recognized $13.5 million of net contract settlement income for the year ended December 31, 2019, compared to $12.7 million of contract settlement income for the year ended December 31, 2018. In 2019 and 2018, the Company entered into settlement agreements (collectively, the “Settlement Agreements”) with holders of certain claims related to Ultra Resources’ prepetition indebtedness (the “Claimants”) pursuant to which the parties agreed to settle the pending disputes between the Claimants and the Company. As of December 31, 2019, there are approximately $240 million of claims outstanding by the Company, as plaintiffs, under the make-whole litigation.

Deferred Gain on Sale of Liquids Gathering System.     During the year ended December 31, 2018, the Company recognized $10.6 million in Deferred gain on sale of the liquids gathering system relating to the sale of the Pinedale LGS in 2012. On January 1, 2019, the Company recognized the remaining deferred gain as an opening balance sheet adjustment to Retained loss upon adoption of ASU 2016-02, Leases (Topic 842). See Note 12 for additional information.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives.     During the year ended December 31, 2019, the Company recognized a loss of $4.6 million related to commodity derivatives. For the contracts settled during 2019, the Company recognized $58.9 million related to realized loss. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This gain or loss on commodity derivatives also includes a $54.3 million unrealized gain on remaining commodity derivative contracts as of December 31, 2019. The unrealized gain or loss on commodity derivatives represents the non-cash item attributable to the change in the fair value of these derivative instruments.

During the year ended December 31, 2018, the Company recognized a loss of $145.2 million related to commodity derivatives. Of this total, the Company recognized $85.4 million related to realized loss and $59.8 million related to unrealized loss during the year ended December 31, 2018.

Income from Operations:

Pretax Income.     The Company recognized income before income taxes of $106.9 million for the year ended December 31, 2019, compared with income of $85.6 million for the same period in 2018. The increase in earnings is primarily attributable to a decrease in operating expenses and interest expense. Additionally, there was a decrease in the loss recognized on the commodity derivatives as of December 31, 2019 compared the same period of 2018.

Income Taxes.     The Company recorded a $1.1 million tax benefit for the year ended December 31, 2019, as a result of IRS refunds for previously sequestered amounts related to AMT refunds.  The Company has recorded a valuation allowance against all of its net deferred tax asset balance as of December 31, 2019. Some or all of this valuation allowance may be reversed in future periods against future income if any of its deferred tax assets become recognizable.

Net Income.     For the year ended December 31, 2019, the Company recognized net income of $108.0 million or $0.55 per diluted share, as compared with net income of $85.2 million or $0.43 per diluted share for the same period in 2018. The operating income and operating expense elements together with the decreased interest expense were the primary elements for the increase in earnings in 2019 as compared to 2018.

Results of Operations — Year Ended December 31, 2018 vs. Year Ended December 31, 2017

A comparative discussion of our results of operations and other operating data for the years ended December 31, 2018 and December 31, 2017 is set out in our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Year ended December 31, 2018 vs. December 31, 2017” is available free of charge on the SEC’s website, www.sec.gov, and is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  During the year ended December 31, 2019, we funded our operations primarily through cash flows from operating activities and borrowings under the Revolving Credit Facility.  In addition to cash flows from operations, the Revolving Credit Facility is our primary source of liquidity. At December 31, 2019, the Company’s cash position was $1.7 million, with $64.7 million of outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility balance decreased by $39.3 million from December 31, 2018. The Company was able to make repayments under the Revolving Credit Facility due to its decision to curtail the deployment of capital and to deliver on its strategy of generating operating cash flows in excess of capital deployment. In addition to the borrowings outstanding under the Revolving Credit Facility, the Company had $1.9 billion of other indebtedness outstanding in the form of term loans, secured notes and unsecured notes with maturities commencing in 2022.

At December 31, 2019, the Company had a commitment of $200.0 million under its Revolving Credit Facility and a borrowing base of $1.175 billion, of which $64.7 million was outstanding. Availability under the Revolving Credit Facility is the undrawn portion of the commitment, net of any outstanding letters of credit outstanding, plus the unrestricted cash of the Company.

Based on the Sixth Amendment, the commitment amount under the Revolving Credit Facility was reduced from $120 million to $100 million, with the associated borrowing base being set at  $1.075 billion, effective April 1, 2020. The Sixth Amendment also reduced the excess cash threshold to $15 million as part of the anti-cash hoarding provisions and established a quarterly, rather than semi-annual, redetermination of the borrowing base. The next borrowing base redetermination is scheduled to be completed on July 1, 2020.

Given the potential for decreases in future commodity prices, the borrowing base level is subject to redetermination risk.  If the borrowing base or the commitment amount were redetermined below the levels of outstanding indebtedness associated with the Revolving Credit Facility and Term Loan, or if the commitment amount was inadequate to fund ongoing operations, the Company could potentially trigger mandatory repayment provisions of the Revolving Credit Facility or demands to reduce the Term Loan balance.

Because the audit report prepared by the Company’s independent registered public accounting firm includes an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the Company is in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when it delivers its financial statements to the lenders under the Credit Agreement. There is a 30-day grace period related to this covenant in the Credit Agreement. If the Company does not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under each of the Credit Agreement and Term Loan Agreement would occur.  As a result of the going concern qualification in the independent registered public accounting firm’s report to the December 31, 2019 financial statements, the Company’s immediate liquidity is limited to cash as it will not have access to its Revolving Credit Facility beginning on April 15, 2020.

Capital Expenditures.     For the year ended December 31, 2019, total capital expenditures were $241.1 million. During this period, the Company participated in 93 gross (77.6 net) vertical wells and 1 gross (0.9 net) horizontal wells in Wyoming that were drilled to total depth and turned into sales.

2020 Capital Investment Plan.     For 2020, our capital expenditures have been significantly reduced and we plan for only minimal capital investments in our Pinedale field between $10 and $20 million. The Company is also restricted to investing no more than $5 million in capital, as defined by the Credit Agreement, per quarter (plus a cumulative $5 million of additional carry-over amount), thereby limiting the amount of capital available for development. We expect to fund these capital expenditures through cash flows from operations, borrowings under the Revolving Credit Facility, and cash on hand.

Credit Agreement. Ultra Resources entered into a Credit Agreement as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement.

As previously mentioned, on February 14, 2020, Ultra Resources entered into the Sixth Amendment with the RBL Administrative Agent and the RBL Lenders party thereto. Pursuant to the Sixth Amendment and the spring 2020 redetermination, the Borrowing Base (as defined in the Credit Agreement) was reduced, effective April 1, 2020 to $1.075 billion, with $100 million attributed to the Revolving Credit Facility. As described in previous periodic reports, the commitment amount for the Revolving Credit Facility was reduced from $120 million to $100 million, as established by the Sixth Amendment.  The Sixth Amendment also reduced the excess cash threshold to $15 million as part of the anti-cash hoarding provisions and established a quarterly, rather than semi-annual, redetermination of the borrowing base. The next borrowing base redetermination is scheduled to be completed on or before July 1, 2020.

Other significant provisions of the Credit Agreement, including the recent amendments, are described below:

•	elimination of all financial maintenance covenants;
•	required minimum hedging on projected natural gas volumes for at least 50% through March 31, 2020, and no minimum hedging requirements exist thereafter;
•

limitation of capital expenditures of $65 million, $10 million and $5 million, for the quarters ended September 30, 2019, December 31, 2019, and quarterly thereafter, with the ability to carryforward unused amounts up to $5 million in aggregate; and

•

ability to repurchase indebtedness, including borrowings under the Company’s Senior Secured Term Loan, Senior Secured Second Lien Notes, 6.875% Senior Notes due 2022 and 7.125% Senior Notes due 2025 under certain circumstances, including having no amounts drawn on the Revolving Credit Facility, the Company having established adequate cash reserves, satisfaction of a first lien incurrence test, each as set forth in the Fifth Amendment, and compliance with the Company’s other debt documents. The Term Loan and the Second Lien Notes continue to have prohibitions against the use of cash to repurchase debt.  Therefore, in order for the Company to utilize this provision provided by the Credit Agreement, the Company would have to receive additional approval from both the Term Loan Lenders and the holders Second Lien Notes.

The Revolving Credit Facility has $35.0 million of the commitments available for the issuance of letters of credit.  The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points based upon the borrowing base utilization grid.  The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.

Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees. The Revolving Credit Facility loans mature on January 12, 2022.

As noted above, the Fifth Amendment established a maximum capital expenditure level.  Per the definition of maximum capital expenditures in the Fifth Amendment, the Company expended $6.8 million in the quarter ended December 31, 2019, and $53.7 million in the quarter ended September 30, 2019, resulting in a $5 million carryover as of December 31, 2019.

The Revolving Credit Facility also contains customary affirmative and negative covenants including compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. As of December 31, 2019, Ultra Resources was in compliance with its debt covenants under the Revolving Credit Facility. Subsequent to December 31, 2019, the audit report the Company received with respect to its consolidated financial statements contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under the Credit Agreement.

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

Term Loan. Ultra Resources, entered into a Term Loan Agreement (the “Term Loan Agreement”) as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Barclays Bank PLC (“Barclays”), as administrative agent (the “Term Loan Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “Term Loan Lenders”), providing for a term loan credit facility. As of December 31, 2019, Ultra Resources had a balance of approximately $968.8 million in borrowings, including $1.1 million of PIK interest.

In December 2018,  Ultra Resources and the parent guarantors entered into the First Amendment to the Term Loan Agreement (the “Term Loan Amendment”) with the Term Loan Administrative Agent and the Term Loan Lenders party thereto. Pursuant to the Term Loan Amendment, the parties agreed, among other things, to amend the Term Loan Agreement to permit the issuance of the Second Lien Notes and the 2018 Exchange Transaction, to increase the interest rate payable by 100 basis points, such increase comprising 75 basis points payable in cash and 25 basis points payable in kind, and to revise certain covenants and other provisions of the Term Loan Agreement, including, but not limited to:

•	introducing call protection, with the remaining term of the call protection at 101% until December 21, 2020;
•	restrictions on the Revolving Credit Facility; including amendments and refinancing of the Revolving Credit Facility as more thoroughly described in the Term Loan Amendment;
•	deleting the ability to increase commitments under the Term Loan;
•	collateral coverage established at 95% of total PV-9 of Proven Reserves (as defined in the Term Loan Agreement);
•	removing the ability to create, invest in and utilize unrestricted subsidiaries;
•	prohibiting the repurchase of more than $50 million of the 2022 Notes or the 2025 Notes at their respective maturity dates or within one year thereof;
•	further limiting the Company’s ability to incur unsecured debt, repay junior debt, and make restricted payments and investments as more thoroughly described in the Term Loan Amendment; and
•	providing the ability for the Company to exchange unsecured borrowings to third lien debt within a construct as described in the Term Loan Amendment.

Borrowings under the Term Loan Agreement bear interest at a rate equal to either (a) a customary London interbank offered rate plus 400 basis points or (b) the base rate plus 300 basis points, in each case, of which 25 basis points of the applicable margin is payable in-kind (“PIK”) solely upon election by Ultra Resources.  During 2019, the Company elected the PIK option for several of its selected interest payments.  In the third quarter 2019, the Company began electing not to utilize this PIK option. Beginning in June 2019, the borrowings under the Term Loan Agreement amortize in equal quarterly installments in aggregate annual amounts equal to 0.25% of the initial aggregate principal amount. Remaining borrowings under the Term Loan Agreement mature on April 12, 2024.

Borrowings under the Term Loan Agreement are subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include, without limitation, a prepayment requirement with the total net proceeds from certain asset sales and net proceeds on insurance received on account of any loss of Ultra Resources’ property or assets, in each case subject to certain exceptions. In addition, subject to certain conditions including a situation in which the Revolving Credit Facility no longer exist, there is a prepayment requirement if the asset coverage ratio is less than 2.0 to 1.0. To the extent any mandatory prepayments equal to six monthly payments are required in order to attain compliance, with such amounts being applied to prepay the borrowings under the Term Loan Agreement.

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At December 31, 2019, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement. Subsequent to December 31, 2019, the audit report the Company received with respect to its consolidated financial statements contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under the Term Loan Agreement.

The Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Term Loan Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.

Second Lien Notes.   As of December 31, 2019, Ultra Resources had approximately $583.9 million, including $11.8 million of PIK interest, in outstanding borrowings of Senior Secured Second Lien Notes (the “Second Lien Notes”) pursuant to the Second Lien Notes Indenture, with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent.

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

The Second Lien Notes Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur or redeem indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) pay cash dividends, (vi) change the nature of its business or operations, (vii) make certain types of investments, (vii) enter into agreements that restrict distributions from certain restricted subsidiaries and the consummation of mergers and consolidations; (ix) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Second Lien Notes Indenture); and (x) create unrestricted and foreign subsidiaries. The covenants in the Second Lien Notes Indenture are subject to important exceptions and qualifications. Subject to conditions, the Second Lien Notes Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Second Lien Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc.

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

Senior Unsecured Notes. At December 31, 2019, Ultra Resources had approximately $150.4 million of 2022 Notes and $225.0 million of the 7.125% Senior Notes due 2025 (the “2025 Notes”, and together with the 2022 Notes, the “Unsecured Notes”) outstanding. The Unsecured Notes are treated as a single class of securities under the Unsecured Notes Indenture.

As previously mentioned, in December 2018, the Company exchanged (i) $505 million aggregate principal amount, or 72.1%, of the 2022 Notes, and (ii) $275 million aggregate principal amount, or 55%, of the 2025 Notes of Ultra Resources for (a) $545.0 million aggregate principal amount of new Second Lien Notes, and (b) an aggregate of 10,919,499 Warrants.

Then in the first quarter of 2019, the Company entered into an incremental note exchange transaction that provided for the exchange of $44.6 million aggregate principal amount of 2022 Notes for $27.0 million aggregate principal amount of Second Lien Notes, as allowed by the Second Lien Notes Indenture.

The Company evaluated the accounting treatment of the Exchange Transactions under ASC 470, Debt.   The portion of the senior Unsecured Notes which were exchanged for Second Lien Notes was accounted for as a TDR. The amount of extinguished debt is amortized over the remaining life of the Second Lien Notes using the effective interest method and recognized as a reduction to interest expense. As a result, our reported interest expense following the Exchange Transactions will be significantly less than the contractual cash interest payments throughout the term of the Second Lien Notes.

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

Cash flows provided by (used in):

Operating Activities.     During the year ended December 31, 2019, net cash provided by operating activities was $302.4 million, a 3% decrease from net cash provided by operating activities of $310.9 million for the same period in 2018. The decrease in net cash provided by operating activities is attributable to decreased revenues as a result of decreased production. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.

Investing Activities.     During the year ended December 31, 2019, net cash used in investing activities was $270.2 million as compared to $401.7 million for the same period in 2018. The decrease in net cash used in investing activities is largely related to decreased capital investments associated with the Company’s drilling activities. In 2018, the Company was drilling vertical and horizontal wells which resulted in higher capital costs. During the first nine months of 2019, the Company was primarily focused on drilling vertical wells. In the third quarter of 2019, the Company announced its decision to suspend its operated drilling program in the Pinedale field while natural gas pricing remains near multi-year lows.

Financing Activities.     During the year ended December 31, 2019, net cash used in financing activities was $48.1 million as compared to net cash provided by financing activities of $91.8 million for the same period in 2018. The change in net cash used in financing activities is attributable to the payments on the Revolving Credit Facility from operating cash flows in excess of borrowings during 2019.

Outlook

Under our Credit Agreement and Term Loan Agreement, we are required to deliver audited, consolidated financial statements without a going concern or like qualification or explanation. Because the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as our ability to continue as a “going concern,” we will be in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when we deliver our financial statements to the lenders under the Credit Agreement. We expect that we will be precluded from drawing additional amounts under the Credit Agreement while the default exists.  There is a 30-day grace period related to this covenant in the Credit Agreement. As previously discussed, at this time, we do not expect to obtain a waiver of this requirement. Without such waiver, an event of default under each of the Credit Agreement and Term Loan Agreement would occur and the lenders could accelerate the loans outstanding under the Credit Agreement and Term Loan Agreement. Please read Item 7 —Management’s Discussion and Analysis of Financial Condition and Going Concern for further discussion.

The Company, together with its legal and financial advisors, are undertaking negotiations and discussions with certain debtholders and their advisors, although as of the date of this filing no definitive agreements have been reached regarding any amendments, restructurings or other transactions relating to the Company’s indebtedness. If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act in order to implement the agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings.  We also may conclude that it is necessary to initiate proceedings under Chapter 11 of the United States

Bankruptcy Code to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring.  In either case, such a proceeding could be commenced in the near term.

Derivative Financial Instruments

Objectives and Strategy: The Company is exposed to commodity price risk. Refer to Note 8 for quantitative and qualitative information about the financial instruments to which we were a party at December 31, 2019, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Under the Credit Agreement, the Company was subject to minimum hedging requirements through March 31, 2020, as described in Note 6. Beginning April 1, 2020, the Company was no longer be subject to a minimum hedging requirement. Refer to Note 8 for the Company’s open commodity derivative contracts as of December 31, 2019.

Subsequent to December 31, 2019 and through April 10, 2020, the Company entered into the following open commodity derivative contracts to manage commodity price risk:

Type	Index	Total Volumes	Weighted Average Price Per Unit
Oil swaps		(Bbl)	($/Bbl)
2020	NYMEX WTI	27,300	$60.55

Additionally, the Company terminated approximately $1.3 million of commodity derivative contracts subsequent to December 31, 2019 and through April 10, 2020.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands of U.S. dollars)
Long-term debt	$1,992,748	$1,992,748	$—	$—	$—
Interest payments (1)	32,055	32,055	—	—	—
Transportation contract (REX)	187,691	26,813	53,626	53,626	53,626
Liquids gathering system lease	177,096	22,137	44,274	44,274	66,411
Office space lease	2,652	1,083	1,569	—	—
Total contractual obligations	$2,392,242	$2,074,836	$99,469	$97,900	$120,037
(1)

Interest payments includes projected interest payments based on the variable interest rates which were calculated assuming a 3-month London interbank offered rate plus the applicable basis points as of December 31, 2019. Interest payments have been calculated through March 31, 2020 based on the timing of this filing. Because the total outstanding debt is classified as short-term, the interest expense has not been calculated on a prospective basis.

Outstanding debt and interest payments: The Company has debt financing agreements consisting of the Term Loan Facility, the Second Lien Notes, the Unsecured Notes, and the Revolving Credit Facility. See Note 6 for additional details.  The Company included the principal and interest obligations above based on the respective agreements.

Challenging current market conditions have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists about our ability to continue as a going concern. As a result, we have reclassified our total outstanding debt as short-term. The table above reflects the interest expense through March 31, 2020 based on the timing of this filing. Because the total outstanding debt is classified as short-term and there is significant uncertainty as to the Company’s future ability to operate as a going concern, the interest expense has not been calculated beyond this period for purposes of this disclosure.

Our ability to continue as a going concern depends on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements and amend or replace our debt agreements as they mature. Please read Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Also, for additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see Item 1A — Risk Factors.

A failure by us to comply with our financial covenants or to comply with the other restrictions in our financing agreements is expected to result in reduced borrowing capacity or an event of a default, causing our debt obligations under such financing agreements (and any other indebtedness or contractual obligations to the extent linked to it by reason of cross-default or cross-acceleration provisions) to potentially become immediately due and payable.

We cannot provide any assurances that we will be able to comply with the covenants or to make satisfactory alternative arrangements in the event we cannot comply. If satisfactory alternative arrangements are made, the total future interest expense associated with our total outstanding debt is approximately $650.4 million at December 31, 2019 ($138.1 million in 2020; $264.5 million in total for 2021 and 2022; $243.2 million in total for 2023 and 2024; and $4.7 million due beyond five years) .

Transportation contract.      During our Chapter 11 proceedings in 2016, REX filed a claim against us for $303.3 million for breach of contract.  As previously disclosed, on January 12, 2017, we agreed to settle their claim and paid the settlement amounts of $150.0 million during the year ended December 31, 2017.  In connection with the settlement of REX’s proof of claim, the Company agreed to enter into a new transportation agreement pursuant to which the Company has committed to firm transportation capacity of 200,000 Dekatherms per day at a rate of approximately $0.37 per Dekatherm on the Rockies Express Pipeline, commencing on December 1, 2019 and extending for a term expiring December 31, 2026. This agreement provides the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to capture improved basis differentials available at sales points along the Rockies Express Pipeline, if any. The Company has demonstrated its ability to mitigate this cost with capacity releases through March 31, 2020, and will continue to seek alternatives to reduce exposure to this commitment and potentially enhance the realized value of the natural gas for which it markets.

Liquids Gathering System lease.    In 2012, the Company sold the Pinedale LGS and certain associated real property rights in the Pinedale Anticline in Wyoming. The Company entered into a long-term, triple net lease agreement relating to the use of the Pinedale LGS. The Pinedale Lease Agreement provides for an initial term of 15 years and potential successive renewal terms of 5 years or 75% of the then remaining useful life of the Pinedale LGS at the sole discretion of the Company. Annual rent for the initial term under the Pinedale Lease Agreement is $20.0 million (as adjusted annually for changes based on the consumer price index) and may increase when certain volume thresholds are exceeded.

Office space lease.     The Company maintains office space in Colorado and Wyoming with total remaining commitments for office leases of $2.7 million at December 31, 2019.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with GAAP. In addition, application of GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the revenues and expenses reported during the period. Changes in these estimates related to judgments and assumptions will occur as a result of future events, and, accordingly, actual results could differ from amounts estimated. Set forth below is a discussion of the critical accounting policies used in the preparation of our financial statements which we believe involve the most complex or subjective decisions or assessments.

Going Concern. As a result of our significant indebtedness and extremely challenging current market conditions that have had an adverse impact on our business, and as a result of our financial condition, substantial doubt exists about our ability to continue as a going concern. A failure by us to comply with our financial covenants or to comply with the other restrictions in our financing agreements is expected to result in reduced borrowing capacity or an event of default, causing our debt obligations under such financing agreements (and any other indebtedness or contractual obligations to the extent linked to it by reason of cross-default or cross-acceleration provisions) to potentially become immediately due and payable. Accordingly, all debt balances as of December 31, 2019 have been classified as current on the consolidated balance sheet.

In February and March 2020, we entered into confidentiality agreements and commenced discussions with certain holders of the Company’s long-term debt and their legal and financial advisors. Negotiations and discussions with certain debtholders and their advisors are ongoing, although as of the date of this filing no definitive agreements have been reached regarding any amendments, restructurings or other transactions relating to the Company’s indebtedness.

There can be no assurance that our efforts will result in any agreement or what the terms of any agreement will be. If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act in order to implement an agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We also may conclude that it is necessary to initiate proceedings under Chapter 11 of the United States Bankruptcy Code to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the near term. If a plan of reorganization is implemented in a bankruptcy proceeding, it is possible that holders of claims and interests with respect to, or rights to acquire, our equity securities would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment. It is also possible that our other stakeholders, including holders of our Second Lien and Unsecured Notes, would be entitled to little or no recovery, and those claims and interests may also be canceled for little or no consideration.

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Under our Credit Agreement and Term Loan Agreement, we are required to deliver audited, consolidated financial statements without a going concern or like qualification or explanation. Because the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern,” we will be in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when we deliver our financial statements to the lenders under the Credit Agreement and the Term Loan Agreement, respectively. We expect that we will be precluded from drawing additional amounts under the Credit Agreement while the default exists.  There is a 30-day grace period related to this covenant in each of the Credit Agreement and the Term Loan Agreement. If we do not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under each of the Credit Agreement and Term Loan Agreement would occur. If an event of default occurs, the lenders could accelerate the loans outstanding under the Credit Agreement and Term Loan Agreement. In addition, if the lenders under our Credit Agreement and Term Loan Agreement accelerate the loans outstanding thereunder, we will then also be in default under the indentures related to our Second Lien Notes and our Unsecured Notes. If we default under the indentures, the holders of the Second Lien Notes and Unsecured Notes could accelerate those notes. At this time, we do not expect to obtain a waiver of this requirement.

Subject to a restructured balance sheet, we believe the long-term outlook for our business is favorable despite the continued uncertainty of gas and oil prices because of our low operating cost and predictable production profile. Our resource base, operational expertise, risk management, including an active hedging program, and disciplined investment of capital provide us with an opportunity to generate significant operating cash flow as we maximize the production and efficiency of our long-lived, low cost assets in the Pinedale field. However, the continued prolonged period of depressed commodity prices and our current levels of indebtedness have caused us to conclude that a significant restructuring of our balance sheet is necessary in order to continue as a going concern. We discuss these matters in further detail under, among other places, in Note 1 to our Consolidated Financial Statements.

Oil and Gas Reserves.     The reserve estimates presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas (“ASC 932”) as updated in order to align the reserve calculation and disclosure requirements with those in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”).

The Company utilizes reliable technology such as seismic data and interpretation, wireline formation tests, geophysical logs and core data to assess its resources.

Estimates of proved crude oil and natural gas reserves require significant professional judgment and materially affect the Company’s DD&A expense. For example, if estimates of proved reserves decline, the Company’s DD&A rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves may result from a number of factors including lower prices, evaluation of additional operating history, mechanical problems on our wells and catastrophic events. Lower prices also make it uneconomical to drill wells or produce from fields with high operating costs.

The Company’s proved reserves are a function of many assumptions, all of which could deviate materially from actual results. Consequently, the estimates of proved reserves could vary over time, and could vary from actual results.

Full Cost Method of Accounting.     The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC Release No. 33-8995 ASC Topic 932, Extractive Additives — Oil and Gas (“ASC 932”). Under this method of accounting, the costs for both successful and unsuccessful exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and natural gas properties also includes estimated asset retirement costs recorded on the fair value of the asset retirement obligation when incurred. Gain or loss on the disposition of oil and natural gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

The sum of net capitalized costs and estimated future development costs of oil and natural gas properties are amortized using the units-of-production method based on the Company’s proved reserves. Oil and natural gas reserves and production are converted into equivalent units based on relative energy content. Asset retirement costs are included in the base costs for calculating depletion.

Under the full cost method, costs of unevaluated properties and major development projects expected to require significant future costs may be excluded from capitalized costs being amortized. While the Company does not have any material amounts of unevaluated properties at the current time, it has been a larger consideration in prior years. The Company excludes significant costs until proved reserves are found or until it is determined that the costs are impaired. The Company reviews its unproved leasehold costs quarterly or when management determines that events or circumstances indicate that the recorded carrying value of the unevaluated properties may not be recoverable. The fair values of unproved properties are evaluated utilizing a discounted net cash flows model based on management’s assumptions of future oil and gas production, commodity prices, estimated operating and development costs; as well as appropriate discount rates. The estimated prices used in the cash flow analysis are determined by management based on forward price curves for the related commodities, adjusted for average historical location and quality differentials. Estimates of cash flows related to probable and possible reserves are reduced by additional risk weighting factors. The amount of any impairment is transferred to the capitalized costs being amortized.

Impairment of Oil and Gas Properties.      Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down of the excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in subsequent periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

The Company did not have any write-downs related to the full cost ceiling limitation in 2019, 2018 or 2017.

At March 31, 2020, the  future net cash flows, before income tax and the discounted future net cash flows before income tax estimated were $1.907 billion and $1.218 billion, respectively.  As a result of the decrease in both quantities of oil and gas reserves, as well as the discounted future cash flow estimates, the Company estimates it will record an increased rate of DD&A per Mcfe  and require a material impairment charge to its oil and gas properties due to the ceiling test limitation in the quarter ended March 31, 2020.

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

Asset Retirement Obligation.     The Company’s asset retirement obligations (“ARO”) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and natural gas properties. FASB ASC Topic 410, Asset Retirement and Environmental Obligations requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, estimated probabilities, amounts and timing of settlements; the credit-adjusted, risk-free rate to be used; inflation rates, and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized costs, including revisions thereto, are charged to expense through DD&A.

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

The Company has recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2019. Some or all of this valuation allowance may be reversed in future periods against future income.

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

Fair Value Measurements.     The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three-level hierarchy for measuring fair value. The valuation assumptions the Company has used to measure the fair value of its commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). See Note 9 for additional information.

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

Share-Based Payment Arrangements.     The Company follows FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Share-based compensation expense recognized under ASC 718 for the years ended December 31, 2019, 2018 and 2017 was $2.6 million, $11.8 million and $40 million, respectively. See Note 7 for additional information.

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

Recent accounting pronouncements.

New Accounting Pronouncements: From time to time, the FASB issues new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements:

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has subsequently issued several supplemental and/or clarifying ASUs (collectively known as “ASC 842”). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The Company adopted ASC 842 and applicable amendments on January 1, 2019, using the modified retrospective approach. The Company elected certain practical expedients and established internal controls and key system functionality to enable the preparation of financial information on adoption.

The adoption of the standard had an effect on the Company’s consolidated balance sheets and consolidated statement of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Please refer to Note 12 for additional discussion.

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

Recent Accounting Pronouncements Not Yet Adopted:

Fair Value Measurements.  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the public companies for fiscal years beginning after December 15, 2019, and interim periods therein. The standard is effective for the Company on January 1, 2020.

Financial Instruments. In June 2016, The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022 for small reporting companies. The standard is effective for the Company on January 1, 2023.  The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the accompanying financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ultra Petroleum Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultra Petroleum Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 14, 2020 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has significant indebtedness, and extremely challenging current market conditions that have had an adverse impact on the Company’s business and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02, Leases (Topic 842)

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

April 14, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ultra Petroleum Corp. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Ultra Petroleum Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ultra Petroleum Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated April 14, 2020 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

/s/ Ernst & Young LLP

Denver, Colorado

April 14, 2020

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Amounts in thousands of U. S. dollars, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,664	$17,014
Restricted cash	1,777	2,291
Oil and gas revenue receivable	71,957	133,042
Joint interest billing and other receivables net of allowances $11,967 and $8,350, respectively	6,364	11,348
Derivative asset	32,100	23,374
Income tax receivable	881	6,431
Other current assets	10,746	21,230
Total current assets	125,489	214,730
Oil and gas properties, net, using the full cost method of accounting:
Proven	1,552,419	1,497,727
Property, plant and equipment	9,779	11,635
Long-term right-of-use assets	119,496	—
Other	8,093	9,196
Total assets	$1,815,276	$1,733,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,570	$36,923
Accrued liabilities	42,824	58,574
Production taxes payable	53,428	58,365
Current portion of long-term debt
Revolving credit facility, at face value	64,700	—
Debt, at face value	1,928,048	7,313
Add: Premium on exchange transaction	203,883	—
Less: Unamortized deferred financing costs and discount	(46,421)	—
Total current portion of long-term debt, net	2,150,210	7,313
Interest payable	29,903	28,672
Capital cost accrual	1,656	15,014
Lease liabilities	11,938	—
Derivative liability	20,692	62,350
Total current liabilities	2,324,221	267,211
Long-term debt
Revolving credit facility, at face value	—	104,000
Long-term debt, at face value	—	1,932,722
Add: Premium on exchange transaction	—	228,096
Less: Unamortized deferred financing costs and discount	—	(56,650)
Total long-term debt, net	—	2,208,168
Deferred gain on sale of liquids gathering system	—	94,636
Long-term lease liabilities	107,587	—
Other long-term obligations	228,282	211,895
Total liabilities	2,660,090	2,781,910
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock — As of December 31, 2019 no par value; authorized — unlimited; issued and outstanding shares — 197,888,473 and as of December 31, 2018 no par value; authorized — 750,000,000; issued and outstanding shares — 197,383,295	2,140,520	2,137,443
Treasury stock	(49)	(49)
Retained loss	(2,985,285)	(3,186,016)
Total shareholders’ deficit	(844,814)	(1,048,622)
Total liabilities and shareholders’ equity	$1,815,276	$1,733,288

Approved on behalf of the Board:

/s/ Brad Johnson	/s/ Michael J. Keeffe
President, Chief Executive Officer and Director	Director

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands of U.S. dollars, except per share data)
Revenues:
Natural gas sales	$637,007	$722,313	$748,682
Oil sales	97,231	153,534	133,368
Other revenues	7,794	16,652	9,823
Total operating revenues	742,032	892,499	891,873
Expenses:
Lease operating expenses	70,608	90,290	92,326
Facility lease expense	25,468	25,947	21,749
Production taxes	79,459	93,322	91,067
Gathering fees	78,261	89,294	87,287
Transportation charges	1,496	512	(334)
Depletion, depreciation and amortization	204,227	204,255	161,945
General and administrative	26,551	25,005	39,548
Other operating expenses, net	28,889	9,118	—
Total operating expenses	514,959	537,743	493,588
Operating income	227,073	354,756	398,285
Other (expense) income, net:
Interest expense, net	(129,398)	(148,316)	(361,367)
Gain (loss) on commodity derivatives	(4,597)	(145,212)	28,412
Deferred gain on sale of liquids gathering system	—	10,553	10,553
Contract settlement income (expense), net	13,468	12,656	(52,707)
Other income (expense), net	392	1,212	(237)
Total other (expense) income, net	(120,135)	(269,107)	(375,346)
Reorganization items, net	—	—	140,907
Income before income tax expense (benefit)	106,938	85,649	163,846
Income tax expense (benefit)	(1,050)	442	(13,294)
Net income	$107,988	$85,207	$177,140
Basic Earnings per Share:
Net income per common share — basic	$0.55	$0.43	$1.08
Fully Diluted Earnings per Share:
Net income per common share — fully diluted	$0.55	$0.43	$1.08
Weighted average common shares outstanding — basic	197,651	196,964	163,824
Weighted average common shares outstanding — fully diluted	197,690	197,541	163,976

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands of U.S. dollars, except share data)

	Shares Issued and Outstanding	Common Stock	Retained Loss	Treasury Stock	Total Shareholders’ (Deficit) Equity
Balances at December 31, 2016	80,017	$510,063	$(3,438,165)	$(49)	$(2,928,151)
Equitization of Holdco Notes	70,579	978,230	—	—	978,230
Rights Offering, including Backstop	44,390	573,774	—	—	573,774
Issuance of common stock upon vesting and settlement of equity awards, net of shares used for tax withholdings	1,361	26,673	(9,580)	—	17,093
Fair value of employee stock plan grants	—	27,278	—	—	27,278
Net income	—	—	177,140	—	177,140
Balances at December 31, 2017	196,347	$2,116,018	$(3,270,605)	$(49)	$(1,154,636)
Issuance of common stock upon vesting and settlement of equity awards, net of shares used for tax withholdings	1,036	—	(2,379)	—	(2,379)
Issuance of warrants	—	5,786	—	—	5,786
Fair value of employee stock plan grants	—	15,639	—	—	15,639
Initial adoption of ASC 606	—	—	1,761	—	1,761
Net income	—	—	85,207	—	85,207
Balances at December 31, 2018	197,383	$2,137,443	$(3,186,016)	$(49)	$(1,048,622)
Issuance of common stock upon vesting and settlement of equity awards, net of shares used for tax withholdings	505	—	(75)	—	(75)
Fair value of employee stock plan grants	—	3,077	—	—	3,077
Initial adoption of ASC 842	—	—	92,818	—	92,818
Net income	—	—	107,988	—	107,988
Balances at December 31, 2019	197,888	$2,140,520	$(2,985,285)	$(49)	$(844,814)

See accompanying notes to consolidated financial statements.

2017 Shareholders’ Equity Explanatory Note:

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

Consistent with the Plan, 194,991,656 shares of New Equity were issued as follows:

•	70,579,367 shares of New Equity were issued pro rata to holders of the Company’s prepetition senior notes with claims allowed under the Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization;
•	80,022,410 shares of New Equity were issued pro rata to holders of Existing Common Shares;
•	2,512,623 shares of New Equity were issued to commitment parties under the backstop commitment agreement in respect of the commitment premium due thereunder;
•	18,844,363 shares of New Equity were issued to commitment parties under the backstop commitment agreement in connection with their backstop obligation thereunder; and
•	23,032,893 shares of New Equity were issued to participants in the rights offering completed pursuant to the Plan.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities:
Net income for the period	$107,988	$85,207	$177,140
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	204,227	204,255	161,945
Unrealized (gain) loss on commodity derivatives	(54,282)	59,799	(16,966)
Deferred gain on sale of liquids gathering system	—	(10,553)	(10,553)
Stock compensation	2,571	11,825	39,977
Payable-in-kind (“PIK”) interest payable	12,867	377	—
Non-cash reorganization items, net	—	—	(453,909)
Amortization of premium on restructuring	(41,774)	(1,083)	—
Amortization of deferred financing costs	12,966	11,210	7,483
Inventory write-down	7,461	—	—
Other	3,153	3,501	(1,047)
Net changes in operating assets and liabilities:
Accounts receivable	62,452	(46,276)	(14,483)
Other current and non-current assets	3,139	5,630	14,615
Accounts payable	(8,195)	(13,206)	34,349
Accrued liabilities	(15,751)	(20,294)	89,935
Production taxes payable	(4,937)	7,098	7,023
Interest payable	1,251	3,889	36,220
Other long-term obligations	3,730	2,674	4,737
Current taxes payable/receivable	5,550	6,844	(11,198)
Net cash provided by operating activities	302,416	310,897	65,268
Investing Activities:
Oil and gas property expenditures	(241,134)	(426,166)	(557,029)
Sale of oil and gas properties	—	61,304	114,263
Change in capital cost accrual and accounts payable	(28,516)	(27,322)	20,076
Proceeds from sale of property, plant and equipment	9	2,872	—
Purchase of property, plant and equipment	(511)	(12,398)	(12,621)
Net cash used in investing activities	(270,152)	(401,710)	(435,311)
Financing activities:
Borrowings under Credit Agreement	712,900	1,020,000	773,000
Payments under Credit Agreement	(752,200)	(916,000)	(773,000)
Borrowings under Term Loan	—	—	975,000
Payments under Term Loan	(7,313)	—	—
Extinguishment of long-term debt (chapter 11)	—	—	(2,459,000)
Proceeds from issuance of Senior Notes	—	—	1,200,000
Deferred financing costs	(1,440)	(9,773)	(73,092)
Shares issued, net of transaction costs	—	—	573,774
Tax withholding on shares settled	(75)	(2,378)	(9,581)
Debt extinguishment costs	—	—	(223,838)
Net cash provided by (used in) financing activities	(48,128)	91,849	(16,737)
(Decrease)/Increase in cash during the period	(15,864)	1,036	(386,780)
Cash, cash equivalents, and restricted cash at beginning of period	19,305	18,269	405,049
Cash, cash equivalents, and restricted cash end of period	$3,441	$19,305	$18,269

Supplemental cash flow disclosures
Cash paid for:
Interest	$143,738	$135,230	$317,120
Income taxes	$—	$—	$—
Supplemental non-cash investing and financing activities
Premium on Exchange Transaction	$—	$229,179	$—
Principal reduction from exchange transaction	$—	$(229,179)	$—

See accompanying notes to consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in this Report on Form 10-K are expressed in thousands of U.S. dollars (except per share data), unless otherwise noted.

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

Going Concern. As a result of our significant indebtedness and extremely challenging current market conditions that have had an adverse impact on our business, and as a result of our financial condition, substantial doubt exists about our ability to continue as a going concern. A failure by us to comply with our financial covenants or to comply with the other restrictions in our financing agreements is expected to result in reduced borrowing capacity or an event of default, causing our debt obligations under such financing agreements (and any other indebtedness or contractual obligations to the extent linked to it by reason of cross-default or cross-acceleration provisions) to potentially become immediately due and payable. Accordingly, all debt balances as of December 31, 2019 have been classified as current on the consolidated balance sheet.

In February and March 2020, we entered into confidentiality agreements and commenced discussions with certain holders of the Company’s long-term debt and their legal and financial advisors.  Negotiations and discussions with certain debtholders and their advisors are ongoing, although as of the date of this filing no definitive agreements have been reached regarding any amendments, restructurings or other transactions.

There can be no assurance that our efforts will result in any agreement or what the terms of any agreement will be.  If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code or the Canadian Bankruptcy and Insolvency Act in order to implement an agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings.  We also may conclude that it is necessary to initiate proceedings under Chapter 11 of the United States Bankruptcy Code to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring.  In either case, such a proceeding could be commenced in the near term.

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Under our Credit Agreement and Term Loan Agreement, we are required to deliver audited, consolidated financial statements without a going concern or like qualification or explanation. Because the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, we will be in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when we deliver our financial statements to the lenders under the Credit Agreement and the Term Loan Agreement, respectively. We expect that we will be precluded from drawing additional amounts under the Credit Agreement while the default exists. There is a 30-day grace period related to this covenant in each of the Credit Agreement and the Term Loan Agreement. If we do not obtain a waiver or other suitable relief from the lenders under the Credit Agreement or the Term Loan Agreement before the expiration of the 30-day grace period, an event of default under each of the Credit Agreement and Term Loan Agreement would occur. If an event of default occurs, the lenders could accelerate the loans outstanding under the Credit Agreement and Term Loan Agreement. In addition, if the lenders under our Credit Agreement and Term Loan Agreement accelerate the loans outstanding thereunder, we will then also be in default under the indentures related to our Second Lien Notes and our Unsecured Notes. If we default under those indentures, the holders of the Second Lien Notes and Unsecured Notes could accelerate those notes. At this time, we do not expect to obtain a waiver of this requirement.

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

Restricted Cash:     Restricted cash represents cash received by the Company from production sold where the final distribution of the production revenues is unknown or in dispute.

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

Current Presentation	December 31, 2019	December 31, 2018	December 31, 2017
Cash and Cash Equivalents	$1,664	$17,014	$16,631
Restricted Cash	1,777	2,291	1,638
Total cash, cash equivalents, and restricted cash	$3,441	$19,305	$18,269

Accounts Receivable:     Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for uncollectible accounts. Included in the Other operating expenses, net on the Consolidated Statements of Operations is the provision for uncollectible accounts of $3.3 million for the period ended December 31, 2019.  The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables.

Property, Plant and Equipment:     Capital assets are recorded at cost and depreciated using the declining-balance method based on their respective useful lives.

Oil and Natural Gas Properties:     The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”) Release No. 33-8995, Modernization of Oil and Gas Reporting Requirements (“SEC Release No. 33-8995”) and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities – Oil and Gas (“ASC 932”). Under this method of accounting, the costs of successful and unsuccessful exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any. The carrying amount of oil and natural gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or the disposition of oil and natural gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

The sum of net capitalized costs and estimated future development costs of oil and natural gas properties are amortized using the units-of-production method based on the Company’s proved reserves. Oil and natural gas reserves and production are converted into equivalent units based on relative energy content. Asset retirement costs are included in the base costs for calculating depletion.

Under the full cost method, costs of unevaluated properties and major development projects expected to require significant future costs may be excluded from capitalized costs being amortized. While the Company does not have any material amounts of unevaluated properties at the current time, it has been a larger consideration in prior years. The Company excludes significant costs until proved reserves are found or until it is determined that the costs are impaired. The Company reviews its unproved leasehold costs quarterly or when management determines that events or circumstances indicate that the recorded carrying value of the unevaluated properties may not be recoverable. The fair values of unproved properties are evaluated utilizing a discounted net cash flows model based on management’s assumptions of future oil and gas production, commodity prices, estimated operating and development costs; as well as appropriate discount rates. The estimated prices used in the cash flow analysis are determined by management based on forward price curves for the related commodities, adjusted for average historical location and quality differentials. Estimates of cash flows related to probable and possible reserves are reduced by additional risk-weighting factors. The amount of any impairment is transferred to the capitalized costs being amortized.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down of the excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in subsequent periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

The Company did not have any write-downs related to the full cost ceiling limitation in 2019, 2018 or 2017.

Derivative Instruments and Hedging Activities:     The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company records the fair value of its commodity derivatives as an asset or liability in the Consolidated Balance Sheets and records the changes in the fair value of its commodity derivatives in the Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. (See Note 8 for additional information).

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

Warrants:  On December 21, 2018, in connection with the consummation of the Exchange Transaction, the Company issued 10,919,499 new warrants of the Company each entitling the holder thereof to purchase one common share of the Company (each a “Warrant” and collectively, the “Warrants”). The Warrants are initially exercisable for one common share of the Company, no par value, at an initial exercise price of $0.01 per Warrant. No Warrants will be exercisable until the date on which the volume-weighted average price of the Common Shares is at least $2.50 per Common Share for 30 consecutive trading days (the “Trading Price Condition”). Subject to the Trading Price Condition, the Warrants are exercisable at the option of the holders thereof from the December 21, 2018 until July 14, 2025, at which time all unexercised Warrants will expire and the rights of the holders of such Warrants to purchase Common Shares will terminate. Under the guidance in ASC 815, the Warrants do not meet the definition of a derivative. The Warrants are classified as equity and recorded at fair value as of the date of issuance on the Company’s Consolidated Balance Sheets and no further adjustments to their valuation are made.

Earnings Per Share:     Basic earnings per share is computed by dividing net earnings (attributable to common stockholders) by the weighted average number of common shares outstanding during each period. Diluted earnings  per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect.

Certain share-based awards subject to market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share.  Thus, they are not included in the diluted earnings per share denominator until the market criteria are met. Additionally, certain share-based awards subject to service conditions are considered anti-dilutive if the exercise price exceeds the average market price.   Lastly, the Warrants issued in connection with the Exchange Transaction are not included in the diluted earnings per share denominator using the treasury stock method as the Trading Price Condition on the Warrants exceeded the average market price. For the years ended December 31, 2019, 2018 and 2017, the Company had 20.9 million, 14.2 million and 3.9 million, respectively, of shares not included in dilutive earnings per share because the shares  would have been anti-dilutive as the exercise price was greater than the average market price of the common shares or the shares are contingently issuable shares.

The following table provides a reconciliation of components of basic and diluted net income per common share:

	December 31,
	2019	2018	2017
Net income	$107,988	$85,207	$177,140
Weighted average common shares outstanding during the period	197,651	196,964	163,824
Effect of dilutive instruments	39	577	152
Weighted average common shares outstanding during the period including the effects of dilutive instruments	197,690	197,541	163,976
Net income per common share — basic	$0.55	$0.43	$1.08
Net income per common share — fully diluted	$0.55	$0.43	$1.08

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

Accounting for Share-Based Compensation:     The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates.

Fair Value Accounting:     The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting topics that require or permit fair value measurements. See Note 9 for additional information.

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

Revenue Recognition:     The Company generally sells oil and natural gas under both long-term and short-term agreements at prevailing market prices. On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all related amendments. See Note 2 for additional details and disclosures related to the Company’s revenue recognition.

Other revenues:    Other revenues are comprised of fees paid to us by operators of the gas processing plants where our gas is processed in exchange for the liquids removed from our production.

Capital Cost Accrual:     The Company accrues for capital expenditures, including exploration and development costs in the period incurred, while payment may occur in a subsequent period.

Reclassifications:     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the reported results of operations.

New Accounting Pronouncements: From time to time, the FASB issues new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements:

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has subsequently issued several supplemental and/or clarifying ASUs (collectively known as “ASC 842”). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The Company adopted ASC 842 and applicable amendments on January 1, 2019, using the modified retrospective approach. The Company elected certain practical expedients and established internal controls and key system functionality to enable the preparation of financial information on adoption.

The adoption of the standard had an effect on the Company’s consolidated balance sheets and consolidated statement of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Please refer to Note 12 for additional discussion.

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

Recent Accounting Pronouncements Not Yet Adopted:

Fair Value Measurements.  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the public companies for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is currently assessing the impact of this standard on its disclosures. The standard is effective for the Company on January 1, 2020.

Financial Instruments. In June 2016, The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For small reporting companies, as defined by the SEC, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The standard is effective for the Company on January 1, 2023. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance on our financial statements.

2.	REVENUE RECOGNITION:

Revenue from Contracts with Customers

Sales of oil and natural gas are recognized at the point when title and custody (“control”) of the product is transferred to the customer, collectability is reasonably assured, and the performance obligations are satisfied. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering line or a transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price we receive for our produced oil and natural gas fluctuates to remain competitive with other available oil and natural gas supplies.

Natural gas sales

We sell natural gas production at the processing plant inlet, the tailgate of the processing plant or at another agreed-upon delivery point, as specified in the contracts with our customers.  The production is sold at set volumes and we collect either (i) an agreed upon index price, (ii) a specific index price adjusted for pricing differentials, or (iii) a set price.  We recognize revenue at the net price received when control transfers to the purchaser at the agreed-upon delivery point. For these contracts, we have concluded that the Company is the principal for our net revenue interest share of the volumes being sold.  Gathering fees are incurred prior to the customer taking control of the product, are not considered to be promised services, and are not included in the transaction price; thus, they are presented as expenses in the Consolidated Statement of Operations.

Our working interest partners are considered the principal for their working interest shares.  They have the option to take their gas volumes in kind.  The Company may act as an agent and market the other partners’ share of the natural gas production from wells we operate.  If it does so, the Company is considered the agent and revenue is recorded at the Company’s net revenue interest in the production.

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

Other revenues

Our other revenue is comprised of fees paid to us by the operators of the gas processing plants where our gas is processed when control is transferred upon completion of the processing service.  The Company is considered the principal, and revenue is recognized at the point in time that the control is transferred.

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

Prior-period performance obligations

We record revenue in the month when control is transferred to the purchaser and all contractual obligations are satisfied. However, settlement statements for certain natural gas sales may not be received for 30 to 90 days after the date production is delivered.  Consequently, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have been insignificant. Revenue recognized related to performance obligations satisfied in prior reporting periods was not material for the years ended December 31, 2019 and 2018.

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

	December 31,
	2019	2018
Asset retirement obligations at beginning of period	$179,462	$173,100
Accretion expense	13,255	12,342
Liabilities incurred	1,511	3,558
Liabilities divested (1)	—	(9,372)
Liabilities settled	—	(70)
Revisions of estimated liabilities	(40)	(96)
Asset retirement obligations at end of period	194,188	179,462
Less: current asset retirement obligations	(193)	(193)
Long-term asset retirement obligations (2)	$193,995	$179,269

(1)	During the year ended December 31, 2018, the Company divested certain non-core properties in Utah.
(2)	Included in Other long-term obligations in the Consolidated Balance Sheet.

4.	OIL AND GAS PROPERTIES:

	December 31,
	2019	2018
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$11,820,392	$11,577,281
Less: Accumulated depletion, depreciation and amortization	(10,267,973)	(10,079,554)
Total Oil and gas properties, net	1,552,419	1,497,727

On a unit basis, DD&A was $0.85, $0.74 and $0.59 per Mcfe for the years ended December 31, 2019, 2018 and 2017, respectively.

Impairment of Oil and Gas Properties in the quarter ended March 31, 2020

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

In order to fulfill the obligation to evaluate the full cost ceiling and to calculate DD&A of its oil and gas properties, the Company is required to estimate its reserves on a quarterly basis. The estimated proven oil and gas reserves considers the estimated future production based on the most current well information available including decline rate changes causing downward revisions and updated pricing in accordance with SEC requirements.  The reserve estimated as of March 31, 2020 were prepared by Netherland, Sewell & Associates, Inc.  The comparable calculated average SEC prices utilized in the preparation of the reserves as of March 31, 2020 were $2.07 per Mcf and $55.35 per Bbl.  These prices represent a decrease of 15% and <1% for natural gas and oil, respectively, as compared to the pricing utilized as of December 31, 2019.

As a result of the decrease in both quantities of oil and gas reserves, as well as the discounted future cash flow estimates, the Company estimates it will record an increased rate of DD&A per Mcfe  and require a material impairment charge to its oil and gas properties due to the ceiling test limitation as of March 31, 2020.

5.	PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2019			2018
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	2,893	(2,349)	544	619
Office equipment	277	(221)	56	65
Leasehold improvements	264	(206)	58	86
Land	2,437	—	2,437	2,437
Production and other equipment	20,221	(13,537)	6,684	8,428
Property, plant and equipment, net	$26,092	$(16,313)	$9,779	$11,635

6.	DEBT:

	December 31, 2019
	Principal (1)	Unamortized Deferred Financing Costs and Discounts (2)	Unamortized Premium on Exchange Transaction	Carrying Value
Credit Agreement, secured, due January 2022	$64,700	$—	$—	$64,700
Term Loan, secured, due April 2024	968,756	(22,498)	—	946,258
Second Lien Notes, secured, due July 2024	583,853	—	203,883	787,736
6.875% Unsecured Notes due April 2022	150,439	(11,146)	—	139,293
7.125% Unsecured Notes due April 2025	225,000	(12,777)	—	212,223
Total	$1,992,748	$(46,421)	$203,883	$2,150,210

(1)	Includes PIK interest on the Term Loan and Second Lien Notes of $1.1 million and $11.8 million, respectively.
(2)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

	December 31, 2018
	Principal	Unamortized Deferred Financing Costs and Discounts (1)	Unamortized Premium on Exchange Transaction	Carrying Value
Credit Agreement, secured, due January 2022	$104,000	$—	$—	$104,000
Term Loan, secured, due April 2024	975,000	(26,874)	—	948,126
Second Lien Notes, secured, due July 2024	545,000	—	228,096	773,096
6.875% Unsecured Notes due April 2022	195,035	(15,168)	—	179,867
7.125% Unsecured Notes due April 2025	225,000	(14,608)	—	210,392
	$2,044,035	$(56,650)	$228,096	$2,215,481
Less: Current maturities	7,313	—	—	7,313
Total Long-term debt	$2,036,722	$(56,650)	$228,096	$2,208,168

(1)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

Aggregate maturities of debt at December 31,
2020 (1)	$1,992,748
2021	$—
2022 (2)	$—
2023	$—
2024	$—
Beyond 5 years	$—
Total	$1,992,748
(1)

As previously noted, the audit report prepared by the Company’s independent registered public accounting firm includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern. This is a default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when we deliver our financial statements to the lenders under the Credit Agreement. As a result, we have reclassified our total outstanding debt as short-term as of December 31, 2019.

(2)

In connection with the Exchange Transaction, the Company entered into the Term Loan Amendment, which among other things, included a prohibition on repurchasing more than $50 million of the 6.875% Unsecured Notes due 2022 or the 7.125% Unsecured Notes due 2025 at their respective maturity dates or within one year thereof.

Ultra Resources, Inc.

Credit Agreement. Ultra Resources Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Ultra Resources”), entered into a Credit Agreement (as amended, the “Credit Agreement”) as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement (as defined below).

On February 14, 2020, Ultra Resources entered into a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with the RBL Administrative Agent and the RBL Lenders party thereto. Pursuant to the Sixth Amendment and the spring 2020 borrowing base redetermination, the Borrowing Base (as defined in the Credit Agreement) was reduced, effective April 1, 2020 to $1.075 billion, with $100 million attributed to the Revolving Credit Facility. As described in previous periodic reports, the commitment amount for the Revolving Credit Facility was reduced from $120 million to $100 million, as established by the Sixth Amendment.  Also included in the Sixth Amendment was the reduction of the all times anti-cash hoarding amount to $15 million and a provision to complete the borrowing base redetermination quarterly. The next scheduled borrowing base redetermination is scheduled to be completed on or before July 1, 2020.

Other provisions of the Credit Agreement, including the recent amendments are described below:

•	elimination of all financial maintenance covenants;
•	required minimum hedging on projected natural gas volumes for at least 50% through March 31, 2020, and no minimum hedging requirements exist thereafter;
•

limitation of capital expenditures of $65 million, $10 million and $5 million, for the quarters ended September 30, 2019, December 31, 2019, and quarterly thereafter, with the ability to carryforward unused amounts up to $5 million in aggregate; and

•

ability to repurchase indebtedness, including borrowings under the Company’s Senior Secured Term Loan, Senior Secured Second Lien Notes, 6.875% Senior Notes due 2022 and 7.125% Senior Notes due 2025 under certain circumstances, including having no amounts drawn on the Revolving Credit Facility, the Company having established adequate cash reserves, satisfaction of a first lien incurrence test, each as set forth in the Fifth Amendment, and compliance with the Company’s other debt documents. The Term Loan and the Second Lien Notes continue to have prohibitions against the use of cash to repurchase debt.  Therefore, in order for the Company to utilize this provision provided by the Credit Agreement, the Company would have to receive additional approval from both the Term Loan Lenders (as defined below) and the holders of the Second Lien Notes.

As of December 31, 2019, Ultra Resources had $64.7 million of outstanding borrowings under the Revolving Credit Facility, plus an outstanding Letter of Credit of $6.7 million, with total commitments of $200.0 million. Availability under the Revolving Credit Facility is the undrawn portion of the commitment, plus the unrestricted cash of the Company, and net of any outstanding letters of credit outstanding for a total availability of $130.3 million as of December 31, 2019.

The Company believes there is substantial doubt that its projected cash flows from operations and available liquidity under the Sixth Amendment will be adequate to meet its obligations for the ensuing twelve months from the date of this report.

The next scheduled borrowing base redetermination will be July 1, 2020, as noted above, and then continue on a quarterly basis thereafter. To the extent future commitments under the Credit Agreement decreases below the outstanding balance of the Revolving Credit Facility, because of a downward redetermination of the borrowing base and commitment amount, the Company would be required to enter into a mandatory repayment schedule to satisfy the deficiency.  Should the lenders not support such a repayment schedule, in month liquidity for the Company could be inadequate to meet obligations on a timely basis.

In the event that the borrowing base is reduced to an amount that is less than the outstanding borrowings under the Term Loan Agreement, then commitments under the Revolving Credit Facility would be reduced to zero and Ultra Resources would become subject to additional coverage tests under the Term Loan Agreement. Among these new requirements is an asset coverage test and, if not satisfied, Ultra Resources would be required to make mandatory prepayments to the Term Loan Lenders in order to cure any deficiency.  Failure to make such required payments would result in an Event of Default under the Term Loan Agreement.

The Revolving Credit Facility has $35.0 million of the commitments available for the issuance of letters of credit.  The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points based upon the borrowing base utilization grid. The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.

Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which varies based upon a borrowing base utilization grid. Ultra Resources is also required to pay customary letter of credit and fronting fees. The Revolving Credit Facility loans mature on January 12, 2022.

As noted above, the Fifth Amendment established a maximum capital expenditure level.  Per the definition of maximum capital expenditures in the Fifth Amendment, the Company expended $6.8 million in the quarter ended December 31, 2019, and $53.7 million in the quarter ended September 30, 2019, resulting in a $5 million carryover as of December 31, 2019.

The Revolving Credit Facility also contains customary affirmative and negative covenants, including,  compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments, and other customary covenants. As of December 31, 2019, Ultra Resources was in compliance with its debt covenants under the Revolving Credit Facility. Subsequent to December 31, 2019, the audit report the Company received with respect to its consolidated financial statements contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under the Credit Agreement.

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

Term Loan. Ultra Resources, entered into a Term Loan Agreement (the “Term Loan Agreement”) as the borrower with the Company and UP Energy Corporation, as parent guarantors, with Barclays Bank PLC(“Barclays”), as administrative agent (the “Term Loan Administrative Agent”), and with the other lenders party thereto from time to time (collectively, the “Term Loan Lenders”), providing for a term loan credit facility. As of December 31, 2019, Ultra Resources had a balance of approximately $968.8 million in borrowings, including $1.1 million PIK interest.

In December 2018, Ultra Resources and the parent guarantors entered into the First Amendment to the Term Loan Agreement (the “Term Loan Amendment”) with the Term Loan Administrative Agent and the Term Loan Lenders party thereto. Pursuant to the Term Loan Amendment, the parties agreed, among other things, to amend the Term Loan Agreement to permit the issuance of the Second Lien Notes and the 2018 Exchange Transaction (as defined below), to increase the interest rate payable by 100 basis points, such increase comprising 75 basis points payable in cash and 25 basis points payable in kind, and to revise certain covenants and other provisions of the Term Loan Agreement, including, but not limited to:

•	introducing call protection, with the remaining term of the call protection at 101% until December 21, 2020;
•	restrictions on the Revolving Credit Facility; including amendments and refinancing of the Revolving Credit Facility as more thoroughly described in the Term Loan Amendment;

•	deleting the ability to increase commitments under the Term Loan;
•	collateral coverage established at 95% of total PV-9 of Proven Reserves (as defined in the Term Loan Agreement);
•	removing the ability to create, invest in and utilize unrestricted subsidiaries;
•	prohibiting the repurchase of more than $50 million of the 2022 Notes (as defined below) or the 2025 Notes (as defined below) at their respective maturity dates or within one year thereof;
•	further limiting the Company’s ability to incur unsecured debt, repay junior debt, and make restricted payments and investments as more thoroughly described in the Term Loan Amendment; and
•	providing the ability for the Company to exchange unsecured borrowings to third lien debt within a construct as described in the Term Loan Amendment.

Borrowings under the Term Loan Agreement bear interest at a rate equal to either (a) a customary London interbank offered rate plus 400 basis points or (b) the base rate plus 300 basis points, in each case, of which 25 basis points of the applicable margin is payable in-kind (“PIK”) solely upon election by Ultra Resources.  During 2019, the Company elected the PIK option for several of its selected interest payments.  In the third quarter 2019, the Company began electing not to utilize this PIK option.

Beginning in June 2019, the borrowings under the Term Loan Agreement amortize in equal quarterly installments in aggregate annual amounts equal to 0.25% of the initial aggregate principal amount. Remaining borrowings under the Term Loan Agreement mature on April 12, 2024.

Borrowings under the Term Loan Agreement are subject to mandatory prepayments and customary reinvestment rights. The mandatory prepayments include, without limitation, a prepayment requirement with the total net proceeds from certain asset sales and net proceeds on insurance received on account of any loss of Ultra Resources’ property or assets, in each case subject to certain exceptions. In addition, subject to certain conditions including a situation in which the Revolving Credit Facility no longer exist, there is a prepayment requirement if the asset coverage ratio is less than 2.0 to 1.0. To the extent any mandatory prepayments equal to six monthly payments are required in order to attain compliance, with such amounts being applied to prepay the borrowings under the Term Loan Agreement.

The Term Loan Agreement also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. At December 31, 2019, Ultra Resources was in compliance with all of its debt covenants under the Term Loan Agreement. Subsequent to December 31, 2019, the audit report the Company received with respect to its consolidated financial statements contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under the Term Loan Agreement.

The Term Loan Agreement contains customary events of default and remedies for credit facilities of this nature. If Ultra Resources does not comply with the financial and other covenants in the Term Loan Agreement, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Term Loan Agreement.

Second Lien Notes.   As of December 31, 2019, Ultra Resources had approximately $583.9 million, including $11.8 million of PIK interest, in outstanding borrowings of Senior Secured Second Lien Notes (the “Second Lien Notes”) pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent.

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

The Second Lien Notes Indenture contains customary covenants that restrict the ability of Ultra Resources and the guarantors and certain of its subsidiaries to: (i) sell assets and subsidiary equity; (ii) incur or redeem indebtedness; (iii) create or incur certain liens; (iv) enter into affiliate agreements; (v) pay cash dividends, (vi) change the nature of its business or operations, (vii) make certain types of investments, (viii) enter into agreements that restrict distributions from certain restricted subsidiaries and the consummation of mergers and consolidations; (ix) consolidate, merge or transfer all or substantially all of the assets of the Company or any Restricted Subsidiary (as defined in the Second Lien Notes Indenture); and (x) create unrestricted and foreign subsidiaries. The covenants in the Second Lien Notes Indenture are subject to important exceptions and qualifications. Subject to conditions, the Second Lien Notes Indenture provides that the Company and its subsidiaries will no longer be subject to certain covenants when the Second Lien Notes receive investment grade ratings from any two of S&P Global Ratings, Moody’s Investors Service, Inc., and Fitch Ratings, Inc.

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

Senior Unsecured Notes. At December 31, 2019, Ultra Resources had approximately $150.4 million of the 6.875% Senior Notes due 2022 (the “2022 Notes”) and $225.0 million of the 7.125% Senior Notes due  2025 (the “2025 Notes”, and together with the 2022 Notes, the “Unsecured Notes”) outstanding. The Unsecured Notes are treated as a single class of securities under the Unsecured Notes Indenture.

In December 2018, the Company exchanged (i) $505 million aggregate principal amount, or 72.1%, of the 2022 Notes, and (ii) $275 million aggregate principal amount, or 55%, of the 2025 Notes of Ultra Resources for (a) $545.0 million aggregate principal amount of new Second Lien Notes, and (b) an aggregate of 10,919,499 Warrants (such transaction, the “2018 Exchange Transaction”).

Then in the first quarter of 2019, the Company entered into an incremental note exchange transaction that provided for the exchange of $44.6 million aggregate principal amount of 2022 Notes for $27.0 million aggregate principal amount of Second Lien Notes (together with the 2018 Exchange Transaction, the “Exchange Transactions”), as allowed by the Second Lien Notes Indenture.

The Company evaluated the accounting treatment of the Exchange Transactions under ASC 470, Debt.   The portion of the senior Unsecured Notes which were exchanged for Second Lien Notes was accounted for as a troubled debt restructuring (“TDR”). The amount of extinguished debt is amortized over the remaining life of the Second Lien Notes using the effective interest method and recognized as a reduction to interest expense. As a result, our reported interest expense following the Exchange Transactions will be significantly less than the contractual cash interest payments throughout the term of the Second Lien Notes.

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

7.	EQUITY COMPENSATION:

2017 Stock Incentive Plan

In April 2017, the Ultra Petroleum Corp. 2017 Stock Incentive Plan (the “Plan”) was established by our board of directors (the “Board”) pursuant to which 7.5% of the equity of the Company (on a fully-diluted/fully distributed basis) is reserved for grants to be made from time to time to the directors, officers, and other employees of the Company (the “Reserve”).

In June 2018, each of the Board and the Compensation Committee of the Board (the “Committee”) approved an amendment and restatement of the Ultra Petroleum Corp. 2017 Stock Incentive Plan (as amended and restated, the “A&R Stock Incentive Plan”). The A&R Stock Incentive Plan amends and restates the 2017 Stock Incentive Plan to, among other things:

•	provide that consultants, independent contractors and advisors are eligible to participate and receive equity awards in the A&R Stock Incentive Plan;
•	limit the aggregate incentive awards available to be granted to any outside director during a single calendar year to a maximum of $750,000;
•	revise the definition of a Change of Control (as defined in the A&R Stock Incentive Plan) to exclude a change in a majority of the members on the Board;
•

provide that, with respect to awards granted on or after June 8, 2018, no such awards will vest solely as a result of a Change of Control unless expressly provided otherwise in the applicable grant agreement or unless otherwise determined by the Committee; and

•	make certain other changes related to revisions to the U.S. Internal Revenue Code.

There are several components to the Plan that are described below.  Various types of equity awards have been granted by the Company in different periods.

As of December 31, 2019, the Company had the following securities issuable pursuant to outstanding award agreements or reserved for issuance under the Company’s previously approved equity incentive plans.  Upon exercise, shares issued will be newly issued shares or shares issued from treasury.

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
(000’s)
Equity compensation plans approved by security holders	12,588
Equity compensation plans not approved by security holders	n/a
Total	12,588

 Performance Share Units:

The Company grants performance share units (“PSUs”) to eligible employees as part of its Plan. For purposes of ASC 718, when vesting of an equity award is dependent on a specific share value or the value of a company’s total equity, the award is considered to be subject to a “market condition”. ASC 718 requires the impact of the market condition to be considered when estimating the fair value of the equity award. As a result, we have used a Monte Carlo simulation model to estimate the fair value of the equity awards that include a market condition.

ASC 718 requires the expense for an award of equity compensation that is subject to a market condition that can be attained at any point during the performance period to be recognized over the shorter of (a) the period between the date of grant and the date the market condition is attained, and (b) the award’s derived service period. The Company uses a lattice model to determine the derived service period which represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. That median is the middle share price path (the midpoint of the distribution of paths) on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of market condition satisfaction. Compensation expense is recognized regardless of whether the market condition is actually satisfied.

During 2017, management incentive grants (the “Initial MIP Grants”) were made to members of the Board, officers, and other employees of the Company subject to the conditions and requirements provided in the grants, including the limitations that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, that one-third of the Initial MIP Grants will vest, if at all, at such time when the total enterprise value of the Company equals or exceeds 110% of $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, and, that if any Initial MIP Grants do not vest before April 12, 2023, such

Initial MIP Grants shall automatically expire. Because the Company’s total equity value is a component of its enterprise value, the awards based on enterprise value are considered to be subject to a market condition.

In July 2018, the Company offered the recipients of the Initial MIP Grants an opportunity to exchange the unvested portion of their Initial MIP Grants for new equity awards of time-based restricted stock units (“RSUs”) effective July 31, 2018 on a one-for-one basis (the “Initial MIP Exchange”). The RSUs granted as part of the Initial MIP Exchange are time-based awards and vest in equal tranches on May 25, 2019, May 25, 2020, and May 25, 2021. Under FASB ASC Topic 718, Compensation Cost – Stock Compensation (“ASC 718”), the cancellation of an outstanding award of equity compensation followed by the issuance of a replacement award is treated as a modification of the original award. The Initial MIP Exchange was considered a Type I, probable-to-probable modification. This type represents modifications where the award was likely to vest prior to modification and is still likely to vest after modification. For these types of modifications, the fair value of the award is assessed both prior to modification and after modification. If the fair value after modification exceeded the fair value prior to modification, incremental expense is generated and recognized over the remaining vesting period. This incremental expense is reflected in the pre-tax equity compensation expense described below.

In March 2019, additional Initial MIP Grants were exchanged for new equity awards of time-based and performance-based restricted stock units (collectively with the Initial MIP Exchange, the “MIP Exchanges”). The Company evaluated the cancellation of an outstanding award of equity compensation followed by the issuance of a replacement award under ASC 718. For the March 2019 modification, the fair value of the equity award was assessed both prior to modification and after modification. Per ASC 718, if the fair value after modification exceeded the fair value prior to modification, incremental expense is generated and recognized over the remaining vesting period. This incremental expense is reflected in the pre-tax equity compensation expense described below. See Equity Compensation Cost: Expense below.

Additionally, in 2018 and 2019, the Board approved long-term incentive awards under the Plan in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific market conditions are achieved.  The awards cover a performance period of three years and include time-based vesting conditions and market-based measures established by the Committee at the beginning of the three-year period. The fair value of the PSUs is measured at the grant date using the Monte Carlo simulation model and is recognized as compensation expense over the derived service period of the respective awards.

The Company records compensation expense associated with the issuance of PSUs based on the fair value of the awards as of the date of grant. A summary of the status and activity of non-vested PSUs is presented in the following table:

	Year Ended December 31,
	2019		2018		2017
	PSUs	Weighted-Average Grant-Date Fair Value	PSUs	Weighted-Average Grant-Date Fair Value	PSUs	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	3,128,575		3,874,278		—
Granted	5,310,251	$0.30	2,524,719	$0.62	4,214,902	$11.87
Vested	—	$—	(1,769,734)	$11.87	—	$—
Forfeited	(1,950,658)	$0.41	(329,156)	$11.87	(214,408)	$11.87
Cancelled	—	$—	—	$—	(126,216)	$11.87
Cancelled - MIP Exchanges	(581,677)	$11.87	(1,171,532)	$11.87	—	$—
Non-vested at end of year	5,906,491		3,128,575		3,874,278

During the years ended December 31, 2019 and 2017, there were no common stock issued to settle PSUs.  Presented below is a summary of the shares of common stock issued to settle PSUs for the year ended December 31, 2018:

Year Ended December 31,
2018
Shares of common stock issued to settle PSUs (1)	1,769,734
Less: shares of common stock withheld for income and payroll taxes	(733,174)
Net shares of common stock issued	1,036,560
(1)

During the year ended December 31, 2018, the Company issued shares of common stock to settle PSUs that related to awards granted in 2017. The Company and a majority of grant recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings in accordance with the Company’s Equity Plan and individual award agreements.

Restricted Share Units:

The Company grants RSUs to eligible persons as part of its Plan. Each RSU represents a right to receive one share of the Company’s common stock upon settlement of the award at the end of the specified vesting period. Compensation expense for RSUs is recognized over the vesting periods of the respective awards.

The Company records compensation expense associated with the issuance of RSUs based on the fair value of the awards as of the date of grant. The fair value of an RSU is equal to the closing price of the Company’s common stock on the day of the grant.

A summary of the status and activity of non-vested RSUs granted to eligible persons is presented in the following table:

	Year Ended December 31,
	2019		2018		2017
	RSUs	Weighted-Average Grant-Date Fair Value	RSUs	Weighted-Average Grant-Date Fair Value	RSUs	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	2,734,709		73,048		—
Granted	2,677,593	$0.64	1,650,983	$1.89	2,269,199	$13.59
Vested	(1,042,515)	$4.59	—	$—	(2,191,297)	$14.07
Forfeited	(704,916)	$6.41	(160,854)	$3.00	(4,854)	$10.31
Granted - MIP Exchanges	581,677	$0.70	1,171,532	$1.77	—	$—
Non-vested at end of year	4,246,548		2,734,709		73,048
A summary of the shares of common stock issued to settle RSUs is presented in the table below:

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issued to settle RSUs (1)	715,809	—	2,191,297
Less: shares of common stock withheld for income and payroll taxes	(210,631)	—	(837,282)
Net shares of common stock issued	505,178	—	1,354,015

(1)

During the year ended December 31, 2019 and 2017, the Company issued shares of common stock to settle RSUs that related to awards granted in 2017, 2018 and 2019. The Company and a majority of grant recipients mutually agreed to net share settle a portion of the awards to cover income and payroll tax withholdings in accordance with the Company’s Equity Plan and individual award agreements.

Equity Compensation Cost:

For the year ended December 31, 2019, the Company recognized $2.6 million in pre-tax equity compensation expense.  For the year ended December 31, 2018, the Company recognized $11.8 million in pre-tax equity compensation expense. For the year ended December 31, 2017, the Company recognized $40 million in pre-tax equity compensation expense.  As of December 31, 2019, there was $1.4 million of total unrecognized compensation expense related to non-vested awards, which is being amortized through 2022. Below is a table which summarizes the equity compensation expense for the periods noted.

	Year Ended December 31,
	2019	2018	2017
Total cost of equity compensation plans	$3,077	$15,639	$53,952
Amounts capitalized in oil and gas properties and equipment	$506	$3,814	$13,975
Amounts charged against income, before income tax benefit	$2,571	$11,825	$39,977
Amount of related income tax benefit recognized in income before valuation allowances	$540	$2,483	$15,927

8.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

Under the Credit Agreement, the Company was subject to minimum hedging requirements through March 31, 2020, as described in Note 6. Beginning April 1, 2020, the Company is no longer be subject to a minimum hedging requirement.

Fair Value of Commodity Derivatives:     The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company does not apply hedge accounting to any of its derivative instruments. Instead, in accordance with ASC 815 the derivative contracts are recorded at fair value as derivative assets and liabilities on the Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current income or expense on the Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the Consolidated Statements of Cash Flows.

Commodity Derivative Contracts:     At December 31, 2019, the Company had the following open commodity derivative contracts to manage commodity price risk.  For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable to the counterparty. For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period. For the collars, the Company pays the counterparty if the market price is above the ceiling price and the counterparty pays if the market price is below the floor on a notional quantity.  For deferred premium puts, the Company pays the deferred premium in the month of settlement.  To the extent the market price is below the put price, the counterparty owes the Company the difference between the market price and put price in the period of settlement.  The reference prices of these commodity derivative contracts are typically referenced to index prices published by independent third parties.  Refer to Note 9 for more information regarding the fair value of the Company’s derivative instruments.

Type	Index	Total Volumes (in millions)	Weighted Average Price Per Unit		Fair Value - December 31, 2019 Asset (Liability)
Natural gas fixed price swaps		(Mmbtu)	($/Mmbtu)
2020	NYMEX-Henry Hub	23.7		$2.76	$14,012

Natural gas basis swaps (1)		(Mmbtu)	($/Mmbtu)
2020	NW Rockies Basis Swap	29.9		$(0.06)	$(16,122)

Crude oil fixed price swaps		(Bbl)	($/Bbl)
2020	NYMEX-WTI	0.5		$60.14	$262

Type	Index	Total Volumes (in millions)	Weighted Average Floor Price	Weighted Average Ceiling Price	Fair Value - December 31, 2019 Asset (Liability)
Natural gas collars			($/MMBTU)
2020	NYMEX	60.7	$2.41	$2.88	$11,870
2021	NYMEX	7.2	$2.46	$3.05	$43
Natural gas put options (2)			($/MMBTU)
2020	NYMEX	13.4	$2.42	N/A	$1,386
(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

(2)	The Natural gas deferred premium put options include an average deferred premium of $0.13.

Subsequent to December 31, 2019 through April 10, 2020, the Company entered into the following commodity derivative contracts to manage commodity price risk:

Type	Index	Total Volumes	Weighted Average Price Per Unit
Oil swaps		(Bbl)	($/Bbl)
2020	NYMEX WTI	27,300	$60.55

Additionally, the Company terminated approximately $1.3 million of commodity derivative contracts subsequent to December 31, 2019 and through April 10, 2020.

The following table summarizes the pre-tax realized and unrealized gains and losses the Company recognized related to its natural gas derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
Commodity Derivatives:	2019	2018	2017
Realized gain (loss) on commodity derivatives-natural gas (1)	$(62,573)	$(77,031)	$11,446
Realized gain (loss) on commodity derivatives-crude oil(1)	3,694	(8,382)	—
Unrealized gain (loss) on commodity derivatives (1)	54,282	(59,799)	16,966
Total gain (loss) on commodity derivatives	$(4,597)	$(145,212)	$28,412

(1)	Included in Gain (loss) on commodity derivatives in the Consolidated Statements of Operations.

9.	FAIR VALUE MEASUREMENTS:

As required by FASB ASC Topic 820, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$32,100	$—	$32,100
Long-term derivative asset (1)	—	1,516	—	1,516
Total derivative instruments	$—	$33,616	$—	$33,616

Liabilities:
Current derivative liability	$—	$20,692	$—	$20,692
Long-term derivative liability (2)	—	1,473	—	1,473
Total derivative instruments	$—	$22,165	$—	$22,165

(1)	Included in Other assets in the Consolidated Balance Sheet.
(2)	Included in Other long-term obligations in the Consolidated Balance Sheet.

The Company entered into commodity derivative contracts and as a result, we expose ourselves to counterparty credit risk. Credit risk is the potential failure of the counterparty to perform under the terms of a derivative contract. In order to minimize our credit risk in derivative instruments, we (i) enter into derivative contracts with counterparties that our management has deemed credit worthy as competent and competitive market makers and (ii) routinely monitor and review the credit of our counterparties. In addition, each of our current counterparties are lenders under our Credit Agreement. We believe that all of our counterparties are of substantial credit quality. Other than as provided in our Credit Agreement, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2019, we did not have any past-due receivables from, or payables to, any of the counterparties of our derivative contracts. Refer to Note 8 for additional details about our derivative financial instruments.

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

	For the Year Ended December 31,
	2019		2018
	Principal	Estimated Fair Value	Principal	Estimated Fair Value
Credit Agreement, secured	$64,700	$64,700	$104,000	$104,000
Term Loan, secured due 2024	968,756	566,723	975,000	858,000
Second Lien Notes, secured due 2024	583,853	86,994	545,000	395,125
6.875% Senior, unsecured Notes, due 2022	150,439	18,805	195,035	68,262
7.125% Senior, unsecured Notes, due 2025	225,000	15,750	225,000	69,750
Total debt	$1,992,748	$752,972	$2,044,035	$1,495,137

10.	OTHER CURRENT ASSETS:

The following table summarizes the major components of Other current assets included on the consolidated balance sheet:

	December 31,	December 31,
	2019	2018
Deposits and retainers	$651	$651
Prepaids and others	1,087	1,822
Crude oil	1,032	1,113
Pipe and production equipment	7,976	17,644
Total Other current assets	$10,746	$21,230

During the year ended December 31, 2019, the Company recorded a write-down of pipe and production inventory to the lower of cost or net realizable value. Our inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of transportation. Accordingly, the Company recorded a write-down of pipe and production equipment for $7.5 million. The expense is reported as Other operating expenses on the consolidated statement of operations. The pipe and production equipment and crude oil inventory has been reclassified to Other current assets as of December 31, 2019 and 2018.

11.	INCOME TAXES:

Income before income tax benefit is as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$108,575	$86,242	$(197,136)
Foreign	(1,637)	(593)	360,982
Total	$106,938	$85,649	$163,846

The consolidated income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Current tax:
U.S. federal, state and local	$(1,050)	$433	$(13,296)
Foreign	—	9	2
Total current tax provision (benefit)	(1,050)	442	(13,294)
Deferred tax:
Foreign	—	—	—
Total deferred tax expense	—	—	—
Total income tax provision (benefit)	$(1,050)	$442	$(13,294)

The income tax provision (benefit) from operations differs from the amount that would be computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2019	2018	2017
Income tax provision computed at the U.S. statutory rate	$22,457	$17,986	$57,346
State income tax (benefit) provision net of federal effect	—	—	(25,519)
Valuation allowance	(31,733)	(30,723)	(562,491)
Tax effect of rate change	—	—	463,113
Sale of non-core assets	—	5,863	130,552
Foreign rate differential	(98)	(36)	(3,150)
Reorganization items	220	216	(89,327)
Equity compensation	1,747	2,689	10,778
Disallowed interest	5,799	700	—
Other, net	558	3,747	5,404
Total income tax provision (benefit)	$(1,050)	$442	$(13,294)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Property and equipment	$—	$33,953
Deferred gain	—	19,874
U.S. federal tax credit carryforwards	512	512
U.S. interest carryforwards	27,949	5,931
U.S. net operating loss carryforwards	480,673	462,401
Non-U.S. net operating loss carryforwards	8,868	7,048
Asset retirement obligations	40,780	37,687
Derivative instruments, net	—	8,995
Debt financing	81,394	92,706
Incentive compensation	2,956	5,370
Lease liabilities	25,452	—
Other, net	3,143	2,148
Total deferred tax assets, gross	671,727	676,625
Valuation allowance	(625,400)	(676,625)
Net deferred tax assets	$46,327	$—
Deferred tax liabilities:
Derivative instruments, net	$2,404	$—
Property and equipment	18,828	—
Right-of-use assets	25,095	—
Net tax liabilities	$46,327	$—
Net tax asset	$—	$—

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

At December 31, 2019 and 2018, the Company recorded a valuation allowance against certain deferred tax assets of $625.4 million and $676.6 million, respectively. Some or all of this valuation allowance may be reversed in future periods if future taxable income of the appropriate character is available to recognize certain deferred tax assets.

The Company has a U.S. federal tax net operating loss carryforward of $2.3 billion as of December 31, 2019, which may be carried forward to offset taxable income generated in future years and, as a result of the CARES Act, may be carried back to any of the five years preceding the taxable year in which the net operating loss was generated to the extent generated in 2018, 2019 or 2020. If the net operating loss carryforwards and carrybacks are unutilized, they will expire between 2033 and 2037 for net operating losses generated in tax years 2017 and earlier. Federal net operating losses generated in tax years 2018 and later carry forward indefinitely and, if generated in taxable years beginning after 2020, are limited to 80% of taxable income, if utilized.  The Company has immaterial Canadian Federal and Provincial and U.S. State tax net operating loss carry forwards that it does not expect to utilize before they expire, as the Company has minimal or no activity in these jurisdictions. The ownership change that occurred as a result of the Company’s chapter 11 restructuring did not significantly impair the ability to utilize the net operating loss carryforwards to offset future taxable income. Without regard to the recorded valuation allowance, if the Company experiences an additional ownership change as determined under Section 382 of the Internal Revenue Code, our ability to utilize our substantial net operating loss carryforwards and other tax attributes may be limited, if we can use them at all.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations related to accounting for uncertain tax positions. The amount of unrecognized tax benefits did not change as of December 31, 2019.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations. The Company has not incurred any interest or penalties associated with unrecognized tax benefits.

The Company files a consolidated federal income tax return in the United States, as well as an income tax return in Canada. With certain exceptions, the income tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions in which the Company has business activity. The Company is under audit in Canada for tax years 2015, 2016, and 2017.  Management does not expect the results of the audit to materially impact the Company’s financial statements.

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

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are analyzing the different aspects of the CARES Act to determine whether any specific provisions may impact us.

12.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842), and all applicable amendments as of January 1, 2019. The Company elected to apply the new standard to all leases existing at the date of initial application. Consequently, historical financial information will not be updated, and the disclosures required under the new standard will be provided only for periods beginning January 1, 2019.

The Company determines if an arrangement is a lease at inception. Operating leases are included in long-term right-of-use (“ROU”) assets, and long-term lease liabilities on our consolidated balance sheets. ROU assets represent the Company’s right to use of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.  The ROU assets are evaluated for impairment in accordance with ASC 360.

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

The Company has operating leases for corporate offices, a liquids gathering system, and certain equipment. The leases have remaining lease terms of one year to nine years. The Company does not include renewal options in the lease term for calculating the lease liability unless it is reasonably certain that it will exercise the option, or the lessor has the sole ability to exercise the option.

The following table summarizes the components of lease cost:

For the Year Ended December 31, 2019
(In thousands)
Operating lease cost	$20,919
Variable lease cost (1)	$6,654
Short-term lease cost (2)	$15,333
Total lease cost (3)	$42,906

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

The following table provides supplemental balance sheet information related to the Company’s operating leases:

For the Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,889

The following table provides supplemental cash flow information related to the Company’s operating leases:

December 31, 2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$119,496

Operating lease liabilities	$11,938
Long-term operating lease liabilities	107,587
Total operating lease liabilities	$119,525

Weighted Average Remaining Lease Term
Operating leases	7.85 years
Weighted Average Discount Rate
Operating leases	7.91%

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the Company’s operating leases:

Operating Leases
(In thousands)
For the year ending December 31,
2020	20,853
2021	20,750
2022	20,326
2023	19,719
2024	19,719
Thereafter	58,520
Total lease payments	$159,887
Less: imputed interest	(40,362)
Total	$119,525

13.	EMPLOYEE BENEFITS:

The Company sponsors a qualified, tax-deferred savings plan in accordance with provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for its employees. Employees may defer 100% of their compensation, subject to limitations established under the IRC. The Company matches all of the employee’s contribution up to 5% of compensation, as defined by the plan, along with an employer discretionary contribution of 8%. The expense associated with the Company’s contribution was $2.5 million, $2.5 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

14.	COMMITMENTS AND CONTINGENCIES:

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

Transportation Contract

During our chapter 11 proceedings, REX filed a claim against us for $303.3 million for breach of contract.  As previously disclosed, on January 12, 2017, we agreed to settle their claim and paid the settlement amounts of $150.0 million during the year ended December 31, 2017.  In connection with the settlement of REX’s proof of claim, the Company agreed to enter into a new transportation agreement pursuant to which the Company has committed to firm transportation capacity of 200,000 Dekatherms per day at a rate of approximately $0.37 per Dekatherm on the Rockies Express Pipeline, commencing on December 1, 2019 and extending for a term expiring December 31, 2026. This agreement provides the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to capture improved basis differentials available at sales points along the Rockies Express Pipeline, if any. The Company has demonstrated its ability to mitigate this cost with capacity releases through March 31, 2020, and will continue to seek alternatives to reduce exposure to this commitment and potentially enhance the realized value of the natural gas for which it markets.

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

Our chapter 11 filings constituted events of default under Ultra Resources’ prepetition debt agreements.  During our bankruptcy proceedings, many holders of this indebtedness filed proofs of claim with the Bankruptcy Court, asserting claims for the outstanding balance of the indebtedness, unpaid prepetition interest dates, unpaid post-petition interest (including interest at the default rates under the debt agreements), make-whole amounts, and other fees and obligations allegedly arising under the debt agreements.  As previously disclosed, in connection with our emergence from bankruptcy and in accordance with the Plan, all of our obligations with respect to Ultra Resources prepetition indebtedness and the associated debt agreements were cancelled, except to the limited extent expressly set forth in the Plan, and the holders of claims related to the indebtedness received payment in full of allowed claims (including with respect to outstanding principal, unpaid prepetition interest, and certain other prepetition fees and obligations arising under the debt agreements).  In connection with the confirmation and consummation of the Plan, we entered into a stipulation with the claimants pursuant to which we agreed to establish and fund a $400.0 million reserve account after the Company’s emergence from bankruptcy, pending resolution of make-whole and post-petition interest claims.  On April 14, 2017, we funded the account.  Following our emergence from bankruptcy, we have continued to dispute the claims made by holders of the Ultra Resources’ indebtedness for certain make-whole amounts and post-petition interest at the default rates provided for in the debt agreements.

On September 22, 2017, the Bankruptcy Court denied the Company’s objection to the pending make-whole and post-petition interest claims.  On October 6, 2017, the Bankruptcy Court entered an order requiring the Company to distribute amounts attributable to the disputed claims to the applicable parties.  Pursuant to the order, on October 12, 2017, $399.0 million was distributed from the Reserve Fund to the parties asserting the make-whole and post-petition interest claims and $1.3 million (the balance remaining after distributions to the parties asserting claims) was returned to the Company.  The disbursement of $399.0 million was comprised of $223.8 million representing the fees owed under the make-whole claims described above, which are included in reorganization items in the Consolidated Statements of Operations as of December 31, 2017, and $175.2 million representing the post-petition interest at the default rate, as described above, which is included in interest expense in the Consolidated Statements of Operations as of December 31, 2017.  The Company appealed the court order denying its objections to these claims to the United States Court of Appeals for the Fifth Circuit (the “Appellate Court”).

During 2018 and 2019, the Company entered into settlement agreements (collectively, the “Settlement Agreements”) with holders of certain claims related to Ultra Resources’ prepetition indebtedness (the “Claimants”) pursuant to which the parties agreed to settle the pending disputes between the Claimants and the Company. Under the terms of the various Settlement Agreements, the Claimants have collectively paid approximately $29.9 million to the Company.

On January 17, 2019, the Appellate Court issued an opinion vacating the order of the Bankruptcy Court denying the Company’s objection to the asserted make-whole and post-petition interest claims and remanding the matter and those determinations to the Bankruptcy Court for further reconsideration. The holders of these claims subsequently filed a petition for rehearing en banc and on November 26, 2019, the Appellate Court, following an en banc review, issued a new opinion that replaced the original opinion from January 17, 2019 (the “En Banc Opinion”).  The En Banc Opinion affirmed the primary holding of the Appellate Court’s original opinion and vacated the order of the Bankruptcy Court denying the Company’s objection to the asserted make-whole and post-petition interest claims and remanded the matter and those determinations to the Bankruptcy Court for further reconsideration. As of the date of this filing, the matter is now in the Bankruptcy Court for rehearing. As of December 31, 2019, there is approximately $240 million of claims outstanding. It is not possible to determine the ultimate disposition of these matters at this time.

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

15.	CONCENTRATION OF CREDIT RISK:

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

The Company maintains credit policies intended to monitor and mitigate the risk of uncollectible accounts receivable related to the sale of natural gas, condensate as well as its commodity derivative positions. The Company performs a credit analysis of each of its customers and counterparties prior to making any sales to new customers or extending additional credit to existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. The Company did not have any outstanding, uncollectible accounts for its natural gas or oil sales, nor derivative settlements at December 31, 2019.

A significant counterparty is defined as one that individually accounts for 10% or more of the Company’s total revenues during the year. In 2019, sales to Nevada Power Company and Pacific Gas and Electric accounted for 11.1% and 10.2% of our total revenue, respectively. In 2018 and 2017, the Company had no single customer that represented 10% or more of the Company’s total revenues.

16.	2017 CHAPTER 11 PLAN OF REORGANIZATION:

Voluntary Reorganization Under Chapter 11 and Ability to Continue as a Going Concern

On April 29, 2016 (the “Petition Date”), the Company and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  Our chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, (Case No. 16-32202 (MI)).  On March 14, 2017, the Bankruptcy Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Plan”), and on April 12, 2017 (the “Effective Date”), we emerged from bankruptcy.

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

•

On February 8, 2017, we entered into a commitment letter with Barclays (as amended, the “Commitment Letter”) pursuant to which, in connection with the consummation of the Plan, Barclays agreed to provide us with secured and unsecured financings in an aggregate amount of up to $2.4 billion (the “Debt Financings”).

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

Fresh Start Accounting

We were not required to apply fresh start accounting to our financial statements in connection with our emergence from bankruptcy because the reorganization value of our assets immediately prior to confirmation of the Plan exceeded our aggregate post-petition liabilities and allowed claims.

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

Costs of Reorganization

During 2017, we incurred significant costs associated with our reorganization and the chapter 11 proceedings.  For additional information about the costs of our reorganization and chapter 11 proceedings, see the following table which summarizes the components included in Reorganization items, net in our Consolidated Statements of Operations for the years ended 2017:

For the Year Ended December 31,
2017
Professional fees	$(66,529)
Gains (losses) (1)	431,107
Make-whole fees	(223,838)
Other (2)	167
Total Reorganization items, net	$140,907

(1)	Gains (losses) represent the net gain on the debt to equity exchange related to the Company’s prepetition senior notes.
(2)	Cash interest income earned for the period after the Petition Date on excess cash over normal invested capital.

17.	SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to December 31, 2019 for events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose in order to keep the financial statements from being misleading, except as otherwise disclosed herein.

18.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$271,461	$155,406	$144,238	$170,927	$742,032
Operating expenses	133,433	137,677	125,819	118,030	514,959
Other income (expense), net:
Interest expense	(33,327)	(32,376)	(32,372)	(31,323)	(129,398)
Gain (loss) on commodity derivatives	(64,339)	71,654	11,938	(23,850)	(4,597)
Contract settlement	—	—	13,468	—	13,468
Other income (expense), net	285	(43)	60	90	392
Total other (expense) income, net	(97,381)	39,235	(6,906)	(55,083)	(120,135)
Income (loss) before income tax provision (benefit)	40,647	56,964	11,513	(2,186)	106,938
Income tax provision (benefit)	(27)	(141)	—	(882)	(1,050)
Net (loss) income	$40,674	$57,105	$11,513	$(1,304)	$107,988
Net income (loss) per common share — basic	$0.21	$0.29	$0.06	$(0.01)	$0.55
Net income (loss) per common share — fully diluted	$0.21	$0.29	$0.06	$(0.01)	$0.55

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$225,374	$190,138	$203,776	$273,211	$892,499
Operating expenses	137,686	127,679	126,872	145,506	537,743
Other income (expense), net:
Interest expense	(35,837)	(37,715)	(38,382)	(36,382)	(148,316)
Gain (loss) on commodity derivatives	(6,530)	(47,271)	(21,804)	(69,607)	(145,212)
Contract settlement, net	—	—	(2,676)	15,332	12,656
Other income, net	2,606	1,981	4,521	2,657	11,765
Total other (expense) income, net	(39,761)	(83,005)	(58,341)	(88,000)	(269,107)
Income (loss) before income tax (benefit) provision	47,927	(20,546)	18,563	39,705	85,649
Income tax provision (benefit)	434	9	—	(1)	442
Net (loss) income	$47,493	$(20,555)	$18,563	$39,706	$85,207
Net income (loss) per common share — basic	$0.24	$(0.10)	$0.09	$0.20	$0.43
Net income (loss) per common share — fully diluted	$0.24	$(0.10)	$0.09	$0.20	$0.43

19.	DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

The following information about the Company’s oil and natural gas producing activities is presented in accordance with FASB ASC Topic 932, Oil and Gas Reserve Estimation and Disclosures:

OIL AND GAS RESERVES:

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. Our Director of Reservoir and Development is primarily responsible for overseeing the preparation of the Company’s reserve estimates and has a Bachelor of Science degree in Petroleum Engineering with over 15 years of experience. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.

The estimates of proved reserves and future net revenue as of December 31, 2019, are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, that were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

The determination of oil and natural gas reserves is complex and highly interpretive. Assumptions used to estimate reserve information may significantly increase or decrease such reserves in future periods. The estimates of reserves are subject to continuing changes and, therefore, an accurate determination of reserves may not be possible for many years because of the time needed for development, drilling, testing, and studies of reservoirs. From time to time, the Company may adjust the inventory and schedule of its proved undeveloped locations in response to changes in capital budget, economics, new opportunities in the portfolio or resource availability. The Company has not scheduled any proved undeveloped reserves beyond five years, nor does it have any proved undeveloped locations that have been part of its inventory of proved undeveloped locations for over five years.

The Company engaged Netherland, Sewell & Associates, Inc. (“NSAI”), a third-party, independent engineering firm, to prepare the reserve estimates for all of the Company’s assets for the period ended March 31, 2020 and the years ended December 31, 2019, 2018 and 2017 in this annual report.

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Sean A. Martin and Mr. Philip R. Hodgson. Mr. Martin, a Licensed Professional Engineer in the State of Texas (No. 125354), has been practicing consulting petroleum engineering at NSAI since 2014 and has over eight years of prior industry experience. He graduated from graduated from University of Florida in 2007 with a Bachelor of Science Degree in Chemical Engineering. Mr. Hodgson, a Licensed Professional Geoscientist in the State of Texas (No. 1314), has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 15 years of prior industry experience. He graduated from University of Illinois in 1982 with a Bachelor of Science Degree in Geology and from Purdue University in 1984 with a Master of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our internal professional staff works closely with NSAI to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. The NSAI reports are included as Exhibits 99.1 and 99.2 to this annual report.

 Since January 1, 2016, no crude oil, natural gas or NGL reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”) of the U.S. Department of Energy. We file Form 23, including reserve and other information, with the EIA.

The following unaudited tables as of December 31, 2019, 2018 and 2017 reflect estimated quantities of proved oil and natural gas reserves for the Company and the changes in total proved reserves as of December 31, 2019, 2018 and 2017. All such reserves were located in the Green River Basin in Wyoming for the year ended December 31, 2019 and 2018, and in the Green River Basin in Wyoming and the Uinta Basin in Utah for the year ended December 31, 2017.

ANALYSES OF CHANGES IN PROVEN RESERVES:

	United States
	Natural Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)
Reserves, December 31, 2016	2,321,613	21,475	9,903
Extensions, discoveries and additions	50,312	1,117	—
Sales	(89,315)	—	—
Acquisitions	22,400	153	—
Production	(260,009)	(2,775)	—
Revisions	910,991	7,148	(9,832)
Reserves, December 31, 2017	2,955,992	27,118	71
Extensions, discoveries and additions	85,180	1,086	—
Sales	(4,033)	(3,573)	(71)
Production	(260,406)	(2,442)	—
Revisions	145,100	1,256	—
Reserves, December 31, 2018	2,921,833	23,445	—
Extensions, discoveries and additions	13,113	114	—
Production	(230,120)	(1,684)	—
Revisions	(802,226)	(7,248)	—
Reserves, December 31, 2019	1,902,600	14,627	—

	United States
	Natural Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)
Proved:
Developed	2,321,613	21,475	9,903
Undeveloped	—	—	—
Total Proved — 2016	2,321,613	21,475	9,903
Developed	2,261,289	21,652	71
Undeveloped	694,703	5,466	—
Total Proved — 2017	2,955,992	27,118	71
Developed	2,243,956	17,876	—
Undeveloped	677,877	5,569	—
Total Proved — 2018	2,921,833	23,445	—
Developed	1,902,600	14,627	—
Undeveloped	—	—	—
Total Proved — 2019	1,902,600	14,627	—

Changes in proved developed reserves:    During 2019, substantially all of the changes were attributable to wells drilled in 2019.

Changes in proved undeveloped reserves:   The Company’s year-end development plans are consistent with SEC guidelines for PUD development within five years.  The Company annually reviews all PUDs to ensure an appropriate development plan exists. The changes to the Company’s PUD reserves include updates to prior PUD reserves, the transfer and revision of PUD reserves to unproved categories due to development plan changes, and the impact of changes in economic conditions, including commodity prices.

Development plan:    The development plan underlying the Company’s proved undeveloped reserves, if any, adopted each year by senior management, is based on the best information available at the time of adoption. Factors such as commodity price, service costs, performance data, and asset mix are subject to change; therefore, the Company occasionally revises its development plan. Development plan revisions include deferrals, removals, and substitutions of previously scheduled PUD reserve locations. These occasional changes achieve the purpose of maximizing profitability and are in the best interest of the Company’s shareholders.

STANDARDIZED MEASURE:

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved reserves. Commodity prices have fluctuated in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company’s proved reserves and future net revenues at December 31, 2019, 2018 and 2017 was $2.44, $2.59 and $2.59 per Mcf, respectively, for natural gas, and $55.36, $63.49 and $48.05 per barrel, respectively, for oil and condensate. In 2014, the Company acquired contracts related to NGLs providing an annual election to process NGLs beginning in 2017. In 2017, the Company renegotiated its existing gas processing contracts in Wyoming. The new gas processing contracts are keep-whole contracts in which the Company shares in the economic benefit of processing and accordingly does not include the NGL volumes in its reserves.

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

	As of December 31,
	2019	2018	2017
Future cash inflows	$5,538,104	$9,195,725	$8,965,949
Future production costs	(2,277,881)	(3,337,779)	(3,587,581)
Future development costs	(355,830)	(1,133,103)	(1,001,024)
Future income taxes	—	(180,057)	—
Future net cash flows	2,904,393	4,544,786	4,377,344
Discount at 10%	(1,193,774)	(2,139,303)	(1,993,016)
Standardized measure of discounted future net cash flows	$1,710,619	$2,405,483	$2,384,328

The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties but without consideration of general and administrative and interest expenses.

SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

	December 31,
	2019	2018	2017
Standardized measure, beginning	$2,405,483	$2,384,328	$1,690,946
Net revisions of previous quantity estimates	(713,236)	160,405	840,505
Extensions, discoveries and other changes	16,493	90,609	53,549
Sales of reserves in place	—	(34,768)	(83,887)
Acquisition of reserves	—	—	21,903
Changes in future development costs	106,464	(235,205)	(329,635)
Sales of oil and gas, net of production costs	(486,740)	(593,134)	(589,621)
Net change in prices and production costs	(369,917)	362,084	572,224
Development costs incurred during the period that reduce future development costs	147,042	251,621	8,007
Accretion of discount	243,536	238,433	169,095
Net changes in production rates and other	331,621	(189,017)	31,242
Net change in income taxes	29,873	(29,873)	—
Aggregate changes	(694,864)	21,155	693,382
Standardized measure, ending	$1,710,619	$2,405,483	$2,384,328

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

COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES:

	Years Ended December 31,
	2019	2018	2017
United States
Property Acquisitions:
Unproved	$817	$1,468	$1,399
Proved	73	1,090	9,147
Exploration*	33,509	156,718	510,710
Development	206,339	266,905	35,934
Total	$240,738	$426,181	$557,190

*Exploration costs (as defined in Regulation S-X) includes costs spent on development of unproved reserves in the Pinedale Field.

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

	Years Ended December 31,
	2019	2018	2017
United States
Oil and gas revenue	$742,032	$892,499	$891,873
Production expenses	(255,292)	(299,365)	(292,095)
Depletion and depreciation	(204,227)	(204,255)	(161,945)
Income tax benefit (expense)	8	(2)	(168,355)
Total	$282,521	$388,877	$269,478

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

	December 31,
	2019	2018
Proven Properties:
Acquisition, equipment, exploration, drilling and environmental costs	$11,820,392	$11,577,281
Less: accumulated depletion, depreciation and amortization	(10,267,973)	(10,079,554)
Total Oil and gas properties, net	$1,552,419	$1,497,727

March 31, 2020 Reserves

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

In order to fulfill its obligation to evaluate the full cost ceiling and to calculate DD&A of its oil and gas properties, the Company is required to estimate its oil and gas reserves on a quarterly basis.  The estimated proven oil and gas reserves considers the estimated future production based on the most current well information available including decline rate changes causing downward revisions and updated pricing in accordance with SEC requirements.  The reserve estimated as of March 31, 2020 were prepared by NSAI. The comparable calculated average prices utilized in the preparation of the reserves as of March 31, 2020 were $2.07 per Mcf and $55.35 per Bbl.  These prices represented a decrease of 15% and <1% for natural gas and oil, respectively, as compared to the pricing utilized as of December 31, 2019.

The unaudited reserve estimates as of March 31, 2020 are as follow:

	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas Equivalents (MMcfe)
Developed	1,694,828	11,902	1,766,239
Undeveloped	—	—	—
Total Proved as of March 31, 2020	1,694,828	11,902	1,766,239

The future net cash flows, before income tax and the discounted future net cash flows before income tax estimated at March 31, 2020 were $1.907 billion and $1.218 billion, respectively.

20.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

Following are the financial statements of Ultra Petroleum Corp. (the “Parent Company”), which are included to provide additional information with respect to the Parent Company’s results of operations, financial position and cash flows on a stand-alone basis:

CONDENSED STATEMENT OF OPERATIONS:

	Year Ended December 31,
	2019	2018	2017
General and administrative expense	$1,650	$549	$428
Other income (expense):
Interest expense	—	—	(71,876)
Income (loss) from unconsolidated affiliates	109,625	85,809	(183,840)
Other expense	13	(44)	90
Reorganization items, net	—	—	433,196
Income before income taxes	107,988	85,216	177,142
Income tax provision (benefit)	—	9	2
Net income	$107,988	$85,207	$177,140

CONDENSED BALANCE SHEET:

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$289	$570
Accounts receivable from related companies	29,939	29,939
Other current assets	—	—
Total current assets	30,228	30,509
Other non-current assets	—	—
Total assets	$30,228	$30,509
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued and other current liabilities	$—	$—
Total current liabilities	—	0
Advances from unconsolidated affiliates	875,043	1,079,131
Total liabilities	875,043	1,079,131
Total shareholders’ deficit	(844,815)	(1,048,622)
Total liabilities and shareholders’ equity	$30,228	$30,509

CONDENSED STATEMENT OF CASH FLOWS:

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) operating activities	$(281)	$(234)	$(2,206)
Investing Activities:
Investment in subsidiaries	(180)	(3,293)	(588,677)
Net cash (used in) provided by investing activities	(180)	(3,293)	(588,677)
Financing activities:
Shares issued	—	3,294	573,774
Repurchased shares/net share settlements	180	—	14,903
Net cash provided by (used in) financing activities	180	3,294	588,677
(Decrease) increase in cash during the period	(281)	(233)	(2,206)
Cash and cash equivalents, beginning of period	570	803	3,009
Cash and cash equivalents, end of period	$289	$570	$803

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 51 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this report. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2019.

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

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2019.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2019.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than 120 days after December 31, 2019.

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

3.1	Restated Articles of Incorporation of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ultra Petroleum Corp. on August 9, 2019).

3.2	Second Amended and Restated By-Law No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2018).

*4.1	Description of Capital Stock.

4.2	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.3

Indenture dated April 12, 2017 among Ultra Resources, Inc., Ultra Petroleum Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.4

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

4.6

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

4.8

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

4.10

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

10.9

Sixth Amendment to Credit Agreement, dated as of February 14, 2020, by and among Ultra Resources, Inc. as borrower, Bank of Montreal, as administrative agent, and each of the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on February 18, 2020).

10.10

Guaranty and Collateral Agreement dated as of April 12, 2017, among Ultra Petroleum Corp. and the other parties signatory thereto, as grantors, and Bank of Montreal, as collateral agent. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

10.11

Second Lien Guaranty and Collateral Agreement dated as of December 21, 2018, among Ultra Petroleum Corp. and the other parties signatory thereto, as grantors, and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on December 26, 2018).

10.12

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

10.13

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

#10.20	Ultra Petroleum Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 12, 2018).

#10.21	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

#10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 14, 2018).

#10.23	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019)

#10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019)

#10.25	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 12, 2018).

#10.26	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on November 9, 2018).

#10.27	Employment Agreement of Brad Johnson dated as of March 11, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

#10.28	Employment Agreement of David W. Honeyfield dated as of November 5, 2018 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Ultra Petroleum Corp. on March 7, 2019).

#10.29	Employment Agreement of Jerald J. “Jay” Stratton dated as of May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 1, 2018).

#10.30	Employment Agreement of Jamie Whyte dated as of April 22, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on August 9, 2019).

#10.31	Employment Agreement of Kason Kerr dated as of April 22, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on August 9, 2019).

#10.32

Employment Agreement of Maree K. Delgado dated as of August 15, 2018 (incorporated by reference to Exhibit 10.6 to the  Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on November 9, 2018).

#10.33	Employment Agreement of Kent Rogers dated as of March 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

#10.34	Employment Agreement of Mark T. Solomon, dated as of June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 20, 2019).

#*10.35	Ultra Petroleum Corp. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Ultra Petroleum Corp. on March 7, 2019).

#10.36

Amendment No. 1 to Employment Agreement of Brad Johnson, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

#10.37

Amendment No. 1 to Employment Agreement of David W. Honeyfield, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

#10.38

Amendment No. 1 to Employment Agreement of Jerald J. Stratton, Jr., dated as of March 1, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

#10.39

Amendment No. 1 to Employment Agreement of Kason D. Kerr, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

#10.40

Amendment No. 1 to Employment Agreement of James N. Whyte, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

#10.41

Amendment No. 1 to Employment Agreement of Mark T. Solomon, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

*21.1	List of Subsidiaries of Ultra Petroleum Corp.

*23.1	Consent of Netherland, Sewell & Associates, Inc.

*23.2	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2019.

*99.2	Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of March 31, 2020.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Brad Johnson
Name: Brad Johnson
Title: President and Chief Executive Officer

Date: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Johnson Brad Johnson	President, Chief Executive Officer and Director (principal executive officer)	April 14, 2020

/s/ David W. Honeyfield David W. Honeyfield	Senior Vice President and Chief Financial Officer (principal financial officer)	April 14, 2020

/s/ Mark T. Solomon Mark T. Solomon	Vice President Controller and Chief Accounting Officer (principal accounting officer)	April 14, 2020

/s/ Evan S. Lederman Evan S. Lederman	Director	April 14, 2020

/s/ Sylvia K. Barnes	Director	April 14, 2020
Sylvia K. Barnes

/s/ Neal P. Goldman Neal P. Goldman	Director	April 14, 2020

/s/ Michael J. Keeffe Michael J. Keeffe	Director	April 14, 2020

/s/ Stephen J. McDaniel Stephen J. McDaniel	Director	April 14, 2020

/s/ Alan J. Mintz Alan J. Mintz	Director	April 14, 2020

/s/ Edward A. Scoggins, Jr. Edward A. Scoggins, Jr.	Director	April 14, 2020

Certain Definitions

Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.
•	Bcf — One billion cubic feet of natural gas.
•	Bcfe — One billion cubic feet of natural gas equivalent.
•	Tcfe — One trillion cubic feet of natural gas equivalent.
•	BOE — One barrel of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas.
•	BTU — British Thermal Unit.
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