Form 10-K/A
period 2019-12-31
ULTRA PETROLEUM CORP
filed 2020-06-04
CIK 1022646

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐        NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $28,438,541 as of June 28, 2019 (based on the last reported sales price of $0.18 of such stock on the NASDAQ on such date).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☑        NO ☐

The number of common shares, without par value, of Ultra Petroleum Corp., outstanding as of May 31, 2020 was 199,665,509.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Ultra Petroleum Corp. (“we,” “us,” “our,” “Ultra,” “Ultra Petroleum,” or the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2020. In the Original Filing, the Company indicated its intention to incorporate by reference the information required by Part III in Form 10-K from the definitive proxy statement it anticipated filing with the Commission prior to the annual meeting of shareholders it anticipated holding at that time. The Company no longer anticipates filing a definitive proxy statement with the Commission before 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the Company is now filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) solely to disclose the Part III information and update Item 15 of Part IV.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosures.  As such, we have opted to take advantage of the scaled disclosure requirements afforded to smaller reporting companies and, as such, have provided more limited disclosures.

Except to the extent expressly set forth herein, this Amended Filing does not change, update, or supplement the previously reported financial statements or any of the other disclosures presented in Part I and Part II of the Original Filing and this Amended Filing, does not reflect events occurring after the filing of the Original Filing. In particular, on May 14, 2020, the Company and certain of its subsidiaries, including Ultra Resources, Inc., Keystone Gas Gathering, LLC, Ultra Wyoming, LLC, Ultra Wyoming LGS, LLC, UPL Pinedale, LLC, UP Energy Corporation and UPL Three Rivers Holdings, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Court”). Except to the extent expressly set forth herein, this Amended Filing does not reflect the corporate governance arrangements discussed in the Debtors’ proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

The names, ages and positions of the members of the Company’s board of directors (the “Board”) and the Company’s executive officers, together with certain information concerning each of them as of June 1, 2020 is set forth below.

Please refer to the “Beneficial Ownership of Securities – Security Ownership of Certain Beneficial Owners and Management” table for a summary of the number of common shares owned by those of our current directors and executive officers who held their positions as of June 1, 2020.

Our Board consists of the eight members described below, who are one class of directors.

With respect to our executive officers, each executive officer has been appointed to serve based on their respective employment agreements with the Company.  See Compensation Discussion and Analysis for additional details.

There are no family relationships among any of our directors and executive officers.  Certain of our executive officers and directors served as officers or directors of the Company, as applicable, prior to and during its previous chapter 11 proceedings of 2016 through 2017.

On May 14, 2020, the Chapter 11 Cases commenced. The Chapter 11 Cases are being jointly administered under the caption In re Ultra Petroleum Corp., et al., Case No. 20-32631. The Company will continue to operate its businesses as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.  On the same date, the Company entered into a restructuring support agreement with certain creditors (the “RSA”) pursuant to which the Company and those creditors agreed to support a plan of reorganization consistent with the terms set forth in the RSA. The Company’s plan of reorganization provides for, among other things, that in connection with the consummation of the plan of reorganization and emergence of the Company from bankruptcy, the term of the current members of the Board shall expire and new directors shall be appointed to the Company’s Board. It is expected that the current directors and officers will continue in their roles during the Chapter 11 proceedings.

Name	Age	Position with Company	Position Since
Evan S. Lederman	40	Chairman of the Board	2018
Sylvia K. Barnes	63	Director	2019
Neal P. Goldman	50	Director	2017
Michael J. Keeffe	68	Director	2012
Stephen J. McDaniel	58	Director	2006
Alan J. Mintz	59	Director	2017
Edward A. Scoggins, Jr.	40	Director	2018
Brad Johnson	48	President, Chief Executive Officer and Director	2018
David W. Honeyfield	52	Senior Vice President and Chief Financial Officer	2018
Jerald J. Stratton, Jr.	58	Senior Vice President and Chief Operating Officer	2018
James N. Whyte	61	Senior Vice President and Chief Human Resources Officer	2019
Kason D. Kerr	36	Vice President, General Counsel and Corporate Secretary	2019
Mark T. Solomon	51	Vice President and Chief Accounting Officer and Controller	2019

Current Directors and Officers

Mr. Evan S. Lederman was appointed Chairman of our Board in 2018. Mr. Lederman is a Managing Director, Co- Head of Restructuring, and a Partner on the Investment Team at Fir Tree Partners. Mr. Lederman focuses on the funds distressed credit and special situation investment strategies, including co-managing its energy restructuring initiatives. Prior to joining Fir Tree Partners in 2011, Mr. Lederman worked in the Business Finance and Restructuring groups at Weil, Gotshal & Manges LLP and Cravath, Swaine & Moore LLP. In addition to Ultra Petroleum, Mr. Lederman is currently a member of the board, in his capacity as a Fir Tree Partners employee, of Riviera Resources, Inc. (Chairman), Amplify Energy Corp. (formally Memorial Production Partners) and Deer Finance, LLC. Mr. Lederman received a J.D. degree with honors from New York University School of Law and a B.A., magna cum laude, from New York University. The Board believes Mr. Lederman is a valuable member of the Board and that he is highly qualified to be our Chairman because of the strategic and analytical experience and expertise he has developed as a result of his extensive directorship, finance, and investment experience with oil and gas exploration and production companies.

Ms. Sylvia Barnes has been a director on our Board since 2019. Ms. Barnes is a Principal and owner of Tanda Resources LLC, a privately held oil & gas investment and consulting company. She also is a member of the Board of Directors of Pure Acquisition Corp., and serves as the Chairperson of the Audit Committee and on the Compensation Committee and the Nominating Committee,

and is a member of the Board of Directors of Teekay LNG Partners L.P. and serves as Chairperson of the Governance Committee and is a member of the Audit Committee. Previously, Ms. Barnes served on the Board of Directors of SandRidge Energy, Inc. as Chairperson of the Compensation Committee, and a member of the Audit Committee and also on the Board of Directors of Halcon Resources Corporation and as a member of its Audit Committee and Reserves Committee. Ms. Barnes has over 30 years of oil and gas financial experience and a background in engineering. While working in senior roles in investment banking she successfully executed a variety of mergers, acquisitions, and divestiture transactions, and advised on public and private equity offerings and private debt and equity placements. She is experienced in advising boards of directors, special committees, and executive management on financial decisions with strategic and governance considerations and being responsible for strategic growth initiatives, budgets and P&L. Ms. Barnes began her career as a reservoir engineer for Esso Resources. She graduated from the University of Manitoba with a Bachelor of Science in Engineering (Dean’s List), was a licensed professional engineer in Alberta and earned a Masters of Business Administration in Finance from York University.

Mr. Neal P. Goldman has been a director on our Board since 2017. Mr. Goldman is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, turnaround consulting, strategic planning, and special situation investments. Mr. Goldman was a Managing Director at Och Ziff Capital Management, L.P. from 2014 to 2016 and a Founding Partner of Brigade Capital Management, LLC from July 2007 to 2012, which he helped build to over $12 billion in assets under management. Prior to this, Mr. Goldman was a Portfolio Manager at Mackay Shields, LLC and also held various positions at Salomon Brothers Inc., both as a mergers and acquisitions banker and as an investor in the high yield trading group. Throughout his career, Mr. Goldman has held numerous board representations including roles as an independent member of the boards of directors of Lightsquared, Inc., Pimco Income Strategy Fund I & II, and Catalyst Paper Corporation as well as a member of the boards of directors of Jacuzzi Brands and NII Holdings, Inc. Mr. Goldman currently serves as Chairman of the Board of Talos Energy, and is a member of the Board of Weatherford International. Mr. Goldman received a B.A. from the University of Michigan and a M.B.A. from the University of Illinois. We believe Mr. Goldman’s extensive financial expertise and experience in representing public and private companies in complex financial situations brings important experience and skill to our Board of Directors and makes him highly qualified to chair our Compensation Committee.

Mr. Michael J. Keeffe has been a director on our Board since 2012. Prior to his retirement in 2011, Mr. Keeffe was a Senior Audit Partner with Deloitte & Touche LLP. He has 35 years of public accounting experience at Deloitte & Touche directing financial statement audits of public companies, principally in the oil field service and engineering and construction industries, most with significant international operations. He also served as a senior risk management and quality assurance partner in the firm’s consultation network. He is a Certified Public Accountant and holds a Bachelor of Arts and a Master of Business Administration from Tulane University. Mr. Keeffe currently serves on the Board of Gulf Island Fabrication, Inc. (NASDAQ: GIFI) and its Audit and Compensation Committees. The Board believes Mr. Keeffe is a valuable member of the Board and that he is highly qualified to chair our Audit Committee because of his extensive accounting and financial expertise in our industry and related industries.

Stephen J. McDaniel has been a director of the Company since 2006. Additionally, Mr. McDaniel serves as Chairman of the Board of Sundance Energy, Inc. a NASDAQ-listed exploration and production company. He also serves on the board of Encino Energy, a private exploration and production company. Mr. McDaniel also previously served as a director of Midstates Petroleum Company (NYSE:MPO), where he was previously President and Chief Executive Officer and, later, non-executive Chairman. Since 2013, Mr. McDaniel has served on the Executive Board of the Lone Star Chapter of Big Brothers Big Sisters. His previous experience included approximately ten years of oil and gas investment banking, the majority of which was with Merrill Lynch where he held the position of Managing Director. He began his career with Conoco in 1983 where he held a variety of engineering, operations, and business development positions.

Mr. Alan J. Mintz has been a director of the Company since 2017.  Mr. Mintz is a Managing Principal of Stone Lion. Mr. Mintz co-founded Stone Lion in August 2008 and launched the Stone Lion Funds in November 2008. Prior to Stone Lion, Mr. Mintz was employed by Bear Stearns (1997-2008) where he served as a Senior Managing Director, a Global Co-Head of Distressed Debt Trading and Proprietary Investments and the Director of Distressed Research. Mr. Mintz also served as a board member of various Bear Stearns’ portfolio companies. Prior to his employment with Bear Stearns, Mr. Mintz worked at Policano & Manzo (1990-1997) as a Restructuring Advisor, advising creditors and debtors of financially troubled companies. For several years prior to that, he worked in public accounting, beginning his career at Arthur Andersen & Company where he was employed from 1983 until 1989 and was a Senior Manager in the Tax Division. Mr. Mintz received a Bachelor of Science from Boston University in 1983.

Mr. Edward A. Scoggins has been a director of the Company since 2018.  Mr. Scoggins is Managing Partner & Chief Executive Officer of Millennial Energy Partners. Under his leadership, the firm has invested more than $500 million to build a portfolio of operated, non-operated and financial assets in the oil and gas upstream and midstream sectors. Prior to founding Millennial in 2012, Mr. Scoggins led BG Group plc’s commercial and operations teams on upstream, midstream and LNG investments in the United States, Canada, Chile, Equatorial Guinea and Trinidad and Tobago from 2008 to 2012. Prior to joining BG, Mr. Scoggins was Strategic Planning Manager and Community and Public Relations Manager with Marathon Oil from 2005 - 2008. He began his oil and gas career in 2004 with Bechtel Corporation as Project Controls Engineer residing in Equatorial Guinea, West Africa. Mr. Scoggins currently serves as a member of the York Tactical Energy Fund (“YTEF”) Investment Committee. He previously served as Director on the Board of Amplify Energy Corp., where he was Chairman of the Audit Committee, until its merger with Midstates Petroleum Company, Inc. in August 2019. Mr. Scoggins is a member of Vanderbilt University’s College of Arts & Sciences Campaign Cabinet and an Advisory Board member of Georgetown University’s Master of Science in Foreign Service (MSFS) program. Mr. Scoggins received his B.S. in economics and history from Vanderbilt, where he graduated Phi Beta Kappa and magna cum laude. He earned his MSFS degree with a focus on international business and development from Georgetown.  We value Mr. Scoggins’ participation on our Board because of his significant financial and investment expertise as well as his operational and managerial experience in the upstream oil and gas exploration and production business.

Mr. Brad Johnson joined Ultra Petroleum in 2008 as Director, Reservoir Engineering and Planning, before being named Vice President, Reservoir Engineering and Development in 2011 and Senior Vice President of Operations in 2014. Effective February 28, 2018, he was promoted to Interim Chief Executive Officer and appointed to our Board. Effective March 1, 2019, he was promoted to President and Chief Executive Officer. Prior to joining Ultra Petroleum, Mr. Johnson was employed by Anadarko Petroleum for 13 years where he served in various engineering and leadership roles in several assets located in onshore North America, shelf, and deep-water Gulf of Mexico and in Algeria. Mr. Johnson earned a Bachelor of Science in Petroleum Engineering from Texas A&M University and an M.S. in Petroleum Engineering from the University of Texas. He is a member of the Society of Petroleum Engineers and is a licensed professional engineer in Texas, Colorado, Wyoming, and Pennsylvania. The Board believes Mr. Johnson is a valuable member of the Board because of his deep expertise, experience and knowledge including his work and management of the exploration and development of our Pinedale field assets over the past decade.

Mr. David Honeyfield joined Ultra Petroleum in November 2018 and is currently a Senior Vice President and Chief Financial Officer. He most recently served as Senior Vice President and Chief Financial Officer of PDC Energy, Inc. from December 2016 to January 2018, and as Chief Financial Officer of Jonah Energy LLC from August 2014 to December 2016. Also, his previous experience includes six years at Intrepid Potash, Inc., including most recently as President and Chief Financial Officer. Prior to that, he served in various leadership roles including Senior Vice President and Chief Financial Officer of SM Energy, and Controller and Chief Accounting Officer of Cimarex Energy Co.  Prior to that, Mr. Honeyfield was a Senior Audit Manager with Arthur Andersen LLP in Denver, where he focused on clients in the oil and gas exploration and production, manufacturing, and mining sectors. Mr. Honeyfield holds a Bachelor of Arts degree in Economics from the University of Colorado and is a Certified Public Accountant.

Mr. Jerald J. “Jay” Stratton, Jr. joined Ultra Petroleum in June 2018 as Chief Operating Officer. He most recently served as Executive Vice President and Chief Operating Officer of Jagged Peak Energy Inc. from August 2017 through February 2018. Prior to that, he served as Chief Operating Officer of Permian Resources LLC from April 2014 until the sale of all of its assets in May 2017. Prior to Permian Resources LLC, he was a District Manager for Permian Basin and Mid-Continent assets for Chesapeake Energy Corporation from January 2011 to March 2014. He began his career with Atlantic Richfield Company, with increasing levels of responsibility at Occidental Petroleum Corporation, and Anadarko Petroleum Corporation in various engineering roles. Mr. Stratton earned a Bachelor of Science in Petroleum Engineering from Texas A&M University.

Mr. James N. Whyte joined Ultra Petroleum as Senior Vice President and Chief Human Resources Officer in April 2019. He previously served as Executive Vice President for Intrepid Potash, Inc. from August 2016 – 2018, and prior to that, he served as the Executive Vice President of Human Resources and Risk Management from 2007 to August 2016. Mr. Whyte joined Intrepid Mining LLC as Vice President of Human Resources and Risk Management in 2004. Prior to joining Intrepid, Mr. Whyte spent 17 years in the property and casualty insurance industry including roles with Marsh and McLennan, Incorporated, American Re-Insurance, and a private insurance brokerage firm he founded. Mr. Whyte was a director of American Eagle Energy Corporation from November 2013 to October 2016. Mr. Whyte earned a Bachelors of Business Administration from Southern Methodist University and a Masters of Business Administration from the University of Denver.

Mr. Kason D. Kerr joined Ultra Petroleum in April 2019 as Vice President, General Counsel and Corporate Secretary. Previously, Mr. Kerr served as Deputy General Counsel, Corporate of Halcón Resources Corporation, a publicly traded exploration and production company, working primarily on the company’s capital markets transactions, acquisitions and divestitures and upstream and midstream activities. Prior to that, he was an associate attorney at Latham & Watkins LLP and Bracewell LLP in the capital markets and corporate practice groups. Mr. Kerr holds a B.B.A. degree in finance, with honors, from the University of Texas at Austin and a J.D. from the University of Houston Law Center where he graduated magna cum laude and served as the Executive Editor of the Houston Law Review.

Mr. Mark T. Solomon joined Ultra Petroleum in June 2019 as Vice President – Controller and Chief Accounting Officer. Mr. Solomon most recently served as Vice President - Controller and Assistant Secretary of SM Energy Company from May 2011 to October 2018. Prior to that, he served in various roles at SM Energy Company, including Controller, Assistant Vice President – Financial Reporting and Assistant Vice President – Assistant Controller. Mr. Solomon was an auditor with Ernst & Young prior to joining SM Energy Company. Mr. Solomon holds a Bachelor of Science in Accounting from Lipscomb University and is a Certified Public Accountant.

SECTION 16(a) – BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common shares and other equity securities.

Delinquent Section 16(a) Reports

To our knowledge, based solely on a review of the copies of such Section 16(a) reports furnished to us and written representations that no other reports were required, we believe all reporting obligations of our officers, directors and greater-than-10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2019, except that with respect to Mr. Stratton, a Form 4 reporting two delinquent Form 4 filings involving three transactions for 2019 was filed on October 7, 2019.

CORPORATE GOVERNANCE

Statement of Corporate Governance Practices

We believe that good corporate governance is important to ensure our business is managed for the overall benefit of our shareholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and to the practices of other public companies. We also continuously review the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002 and all new and proposed rules of the SEC. Although our common shares were delisted from the NASDAQ Global Select Market (“NASDAQ”) and now trade on the OTC Bulletin Board, our Corporate Governance Principles incorporate many of the governance standards utilized by NASDAQ and we continue to review all new and proposed listing and compliance standards of the NASDAQ, and we do and will continuously review the NASDAQ compliance standards.

Corporate Governance Principles. Our Board has adopted Corporate Governance Principles to assist the Board in the exercise of its responsibilities. These Principles are interpreted in the context of all applicable laws and our Certificate of Continuance, Articles of Reorganization (the “Articles”), bylaw and other corporate governance documents. The Principles are intended to serve as a flexible framework within which the Board may conduct its business and not as a set of legally binding obligations. The Principles are available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Principles at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740.

Code of Ethics and Business Conduct. Our Board has adopted a Code of Ethics and Business Conduct which applies to all of our directors, officers, and employees. The Code of Ethics and Business Conduct is available free of charge on our website at http://www.ultrapetroleum.com. You may also request a copy of the Code of Ethics and Business Conduct at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740. Any amendments to or waivers of the Code of Ethics and Business Conduct will also be posted on our website as required by applicable rules or regulations. As of the date of this Amended Filing, our Board has not granted any waivers to the Code of Ethics and Business Conduct.

Mandate of the Board and Role in Risk Oversight

Our Board has explicitly acknowledged its responsibility for the management of our business and affairs, and to act with a view to our best interests. The mandate of the Board includes, among other matters: the monitoring of senior management’s conduct of our business operations and affairs; the review and approval of our fundamental financial and business objectives and major corporate actions; the assessment of major risks facing the Company; the selecting and evaluation of the Chief Executive Officer, including the approval of the Chief Executive Officer’s compensation; the planning for succession for senior executives; and the overseeing of policies and procedures regarding corporate governance, ethical conduct and maintenance of financial accounting controls.

While our full Board, with input from each of its committees, oversees our management of risks, our management team is responsible for our day-to-day risk management process. Our Audit Committee reviews, with management as well as our internal and external auditors, our business risk management process, including the adequacy of our overall control environment and controls in selected areas representing significant financial and business risk. Our Audit Committee receives reports from management at least quarterly regarding management’s assessment of various risks and considers the impact of risk on our financial position and the adequacy of our risk-related internal controls. In addition, each of the committees of our Board as well as senior management reports regularly to our full Board regarding risks we face and the steps taken to mitigate those risks.

Our Board met formally thirteen times during the fiscal year ended December 31, 2019. No current director attended fewer than 75% of the aggregate number of formal meetings of the Board during the period in which he or she served on the Board.

All of our directors attended our annual meeting, either in person or telephonically, in 2019. We believe that there are benefits to having members of the Board attend annual meetings, and we will strongly encourage all of the directors and director nominees to attend the annual meetings; however, attendance is not mandatory.

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

Communication with the Board of Directors

We have provided our shareholders and other interested parties a direct and open line of communication to our Board. Shareholders and other interested persons may communicate with the Chairman of our Audit Committee or with our non-management directors as a group by written communications addressed in care of Corporate Secretary, Ultra Petroleum Corp., 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740.

Communications received in accordance with these procedures will be reviewed initially by our senior management and relayed to the appropriate director or directors unless it is determined the communication: (i) does not relate to our business or affairs or the functioning or constitution of our Board or any of its committees; (ii) relates to routine or insignificant matters that do not warrant the attention of the Board; (iii) is an advertisement or other commercial solicitation or communication; (iv) is frivolous or offensive; or (v) is otherwise inappropriate for delivery to the Board.

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

Our Corporate Secretary will retain copies of all communications received pursuant to these procedures for a period of at least one year. The Board will review the effectiveness of these procedures from time to time and, if appropriate, recommend changes.

Board Committees

Our Board has three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Board may add new committees or remove existing committees as it deems advisable for purposes of fulfilling its primary responsibilities. Each committee will perform its duties as assigned by the Board in compliance with our bylaws. The committees and their mandates are outlined below. In 2019, the Board formed two additional committees (Strategic Alternatives Committee and Liability Management Committee) to assist the Board in fulfilling its responsibilities in evaluating all options available to the Company throughout 2019 and early 2020.

Audit Committee. The purpose of the Audit Committee is to assist the Board with its oversight of: the quality and integrity of our financial statements and accounting and financial reporting processes; our compliance with legal and regulatory requirements; the qualifications, independence and performance of our independent registered public accounting firm; and the performance of our internal audit function. The principal function of the Audit Committee is to assist our Board in the areas of financial reporting and accounting integrity. As such, it meets periodically with the independent registered public accounting firm and management, including each in executive session. Management is solely responsible for our financial statements and the financial reporting process, including the system of internal controls. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of these financial statements, in all material respects, with accounting principles generally accepted in the United States of America.

Our Audit Committee is responsible for retaining and compensating our independent registered public accounting firm. The Audit Committee annually reviews and pre-approves the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by our independent registered public accounting firm. To the extent practicable, at the same meeting the Audit Committee also reviews and approves a budget for each of such services. Services proposed to be provided by the independent registered public accounting firm that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting.

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

The Audit Committee is currently comprised of Messrs. Keeffe (Chairman), McDaniel, and Mintz. The Board has affirmatively determined that each of the members is able to read and understand fundamental financial statements, and is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the Audit Committee. Additionally, our Board of Directors has determined that Messrs. Keeffe, McDaniel and Mintz are each an “audit committee financial expert.”

Our Audit Committee met formally five times during the fiscal year ended December 31, 2019. No current director who was a member of the Audit Committee in 2019 attended fewer than 75% of the aggregate number of formal meetings of the Audit Committee during the period in which he served on such committee. The Audit Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Audit Committee Charter at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740.

Compensation Committee. The purpose of our Compensation Committee is to carry out the responsibilities delegated by the Board relating to the review and determination of executive compensation. The Compensation Committee has the authority and responsibility to, among other things: annually review and approve the corporate goals and objectives applicable to the compensation of the executive officers; review and discuss with management our “Compensation Discussion and Analysis” and related executive compensation information to be included in our annual proxy statement (or, in lieu of such filing, our Annual Report on Form 10-K); review and, when appropriate, recommend to the Board for approval, incentive compensation plans and equity-based plans; and consider the results of the most recent shareholder advisory vote on executive compensation as required by Section 14A of the Exchange Act.

The Compensation Committee is currently comprised of Messrs. Goldman (Chairman), Keeffe, and Lederman and Ms. Barnes.  Each of these members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the Compensation Committee. Mr. Scoggins was a member of the Compensation Committee until May 2019 when Ms. Barnes was elected to our Board of Directors.  Following Ms. Barnes’ election, she joined the Compensation Committee and Mr. Scoggins joined the Nominating and Corporate Governance Committee.

Our Compensation Committee met formally seven times during the fiscal year ended December 31, 2019. No current director who was a member of the Compensation Committee in 2019 attended fewer than 75% of the aggregate number of formal meetings of the Compensation Committee during the period in which he or she served on such committee. The Compensation Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Compensation Committee Charter at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee (the “Nominating Committee”) is to: develop and recommend qualification standards and other criteria for selecting new directors; oversee evaluations of the Board, individual Board members and the Board committees; and periodically review and assess our Corporate Governance Principles and Code of Ethics and Business Conduct and our compliance therewith, and make recommendations for changes thereto to the Board.

The Nominating Committee is currently comprised of Messrs. Mintz (Chairman), Goldman, Scoggins, and Lederman. Each of these members is “independent” under applicable SEC rules and regulations and for purposes of NASDAQ rules applicable to members of the Nominating Committee.

Our Nominating Committee met formally seven times during the fiscal year ended December 31, 2019. No current director who was a member of the Nominating Committee in 2019 attended fewer than 75% of the aggregate number of formal meetings of the Nominating Committee during the period in which he served on such committee. In accordance with our Corporate Governance Principles and with the Nominating Committee’s Charter, the Nominating Committee performs the functions listed above, which includes an assessment of whether our Board has the necessary diversity of skills, backgrounds, and experiences to meet our ongoing needs. The Nominating Committee Charter is available free of charge to the public on our website at http://www.ultrapetroleum.com. You may also request a copy of the Nominating Committee Charter at no cost by making a written or telephone request for copies to Ultra Petroleum Corp., Corporate Secretary, 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740.

Identifying and Evaluating Director Nominees

The Board has established certain criteria that it and the Nominating Committee use as guidelines in considering nominations to our Board. The criteria include: personal characteristics, including such matters as integrity, age, education, financial independence, diversity of background, gender and ethnic diversity, skills and experience, absence of potential conflicts of interest with us and our operations, willingness to exercise independent judgment, and the availability and willingness to devote sufficient time to the duties as one of our directors; experience in corporate management; experience as a board member of another company; practical and mature business judgment; and in the case of an incumbent director, past performance on our Board. The criteria are not exhaustive, and the Board and the Nominating Committee may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve on our Board. Our goal is to assemble a board of directors with a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board and the Nominating Committee also consider candidates with appropriate non-business backgrounds.

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

In making its nominations, the Board and the Nominating Committee identify nominees by first evaluating the current members of the Board willing to continue their service. Current members with qualifications and skills that are consistent with the criteria for Board service are re-nominated. As to new candidates, the Board and the Nominating Committee members discuss among themselves and members of management their respective recommendations. The Board and the Nominating Committee may also review the composition and qualification of the boards of directors of our competitors, seek input from industry experts or analysts and commission a formal director search to help identify qualified candidates. The Board and the Nominating Committee review the qualifications, experience, and background of the candidates. Final candidates are interviewed by the independent directors and executive management. In making determinations, the Board and the Nominating Committee evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best represent shareholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the Board of Directors slates the nominees.

In addition, as previously disclosed, we entered into a director nomination agreement dated December 21, 2018 (the “Director Nomination Agreement”) with certain holders of our 9.00% Cash / 2.00% PIK Senior Secured Second Lien Notes, pursuant to which a majority of such holders may designate an independent director for nomination to the Board. On January 30, 2019, pursuant to the terms of the Director Nomination Agreement, Sylvia K. Barnes became a non-voting observer of the Board and was thereafter duly elected by our shareholders to serve as a director of the Company at our annual meeting on May 22, 2019.

Procedures and Processes for Determining Director and Executive Officer Compensation

Information about our Compensation Committee’s procedures and processes for making compensation determinations is provided in the “Executive Compensation” section of this Amended Filing.

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks nor insider (employee) participation during 2019.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This section discusses our compensation objectives and outlines the decisions regarding 2019 compensation for our named executive officers. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosures.

Our Named Executive Officers as of December 31, 2019

Name	Title
Brad Johnson	President, Chief Executive Officer and Director
David W. Honeyfield	Senior Vice President and Chief Financial Officer
Jerald J. Stratton, Jr.	Senior Vice President and Chief Operating Officer

Compensation Program

Our compensation program is designed to attract, retain, and motivate our employees in order to effectively execute our business strategy.

What We Do	What We Don’t Do

✓   Pay for performance — We link pay to performance. We set clear financial and operational goals for corporate performance, and we differentiate based on individual achievements so that a substantial component of our executive compensation is not guaranteed.

✓   Mitigate incentives to take undue risk — We mitigate the chance that our named executive officers may have incentive to take undue risk by using multiple performance measures and targets, different performance measures in our short-term and long-term incentive programs, and by engaging both the Board and management in our internal processes to identify circumstances that may create unnecessary risk.

✓   Share ownership guidelines — We have adopted share ownership guidelines for our executive officers and directors, which we believe serve to align the interests of our executive officers and directors with those of our shareholders by requiring them to acquire and maintain a meaningful equity position in the Company, which further encourages our executives to support our objective of building long-term shareholder value.

✓   Reasonable post-employment/change in control provisions — We believe we have reasonable postemployment and change in control provisions that generally apply to our named executive officers in the same manner as the applicable broader employee population.

✓   Independent compensation firm — Our Compensation Committee regularly solicits the guidance of an independent compensation consulting firm which provides no other services to us or our named executive officers.

✗   No excise tax gross-ups

✗   No repricing of underwater stock options without shareholder approval

✗   No cash buyout of underwater options without shareholder approval

✗   Prohibition on named executive officers or directors from entering into short sales, puts or calls

Process for Determining Named Executive Officer Compensation

Compensation Committee Consideration of 2019 Shareholder Advisory Vote on Our Compensation Program.

At our 2019 annual meeting, we asked our shareholders to approve, in an advisory vote, the compensation of our named executive officers. Our shareholders broadly endorsed the compensation of our named executive officers, with approval by 76.6% of the votes cast on our “Say on Pay” proposal (excluding broker non-votes and abstentions). Further, also at our 2019 annual meeting, we asked shareholders to vote on the frequency with which we should hold a vote on Say on Pay. Our shareholders also endorsed holding a vote every year, with 97.9% voting in favor of holding annual Say on Pay advisory votes. We engage in regular discussions with our shareholders on many aspects of our business, and to the extent that during those discussions we receive shareholder feedback on our compensation practices, our Compensation Committee takes that feedback into account, along with the advice and guidance of our independent compensation consultants, as our Compensation Committee endeavors to ensure that our executive compensation programs are consistent with our objective of ensuring we are able to recruit, motivate and retain the executive talent required to successfully manage and grow our business.  For a further analysis of our named executive officer compensation please refer to the section entitled “2019 Compensation Program” below.

We will continue to consider the outcome for our “Say on Pay” votes and shareholder views annually when making future compensation decisions for our executive officers.

Participants in the Decision-Making Process

Participant	Role
Compensation Committee

•   Composed entirely of independent (non-executive) members of our Board;

•   Oversees executive compensation programs, policies, and practices;

•   Reviews and approves the corporate goals and objectives for the Chief Executive Officer;

•   Evaluates the Chief Executive Officer’s performance based on the approved goals and objectives;

•   Determines competitive compensation of our named executive officers, including base salary, performance targets for incentive compensation, and any resulting awards predicated on performance achievement; and

•   Maintains exclusive authority to retain an independent compensation consultant.

Chief Executive Officer

•   Provides the Compensation Committee preliminary recommendations for executive compensation decisions related to our named executive officers (other than for the Chief Executive Officer);

•   Provides the Compensation Committee performance assessments on each named executive officer (other than the Chief Executive Officer); and

•   Provides the Compensation Committee information on short and long-term business strategy for consideration in establishing appropriate metrics and goals for the short-term and long-term incentive plans.

Independent Compensation Consultant

•   Retained by, and performs work at the direction of, the Compensation Committee; and

•   Provides research and analytical services on subjects such as trends in executive compensation, director compensation and corporate governance, peer, and industry data, including data on short-term and long-term performance measures, and executive officer compensation levels.

Compensation Philosophy and Considerations

Our executive compensation programs are designed to attract, retain, and motivate the technical, operational, professional, and executive talent needed to efficiently and effectively execute our business strategy. Our programs are designed to align executive compensation with the short- and long-term interests of our shareholders in the following ways:

•	Our compensation is directly linked to our operational and financial performance and the performance of each named executive officer;
•

Our compensation program is designed to retain and motivate our named executive officers in the current industry environment, as well as to reward them for contributing to the achievement of our performance objectives; and

•	Our compensation program provides competitive pay levels commensurate with our named executive officers’ qualifications, skills, experience, and responsibilities.

Compensation Practices and Enterprise Risk

We do not believe our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company or our business. In addition, we believe that the mix and design of the elements of compensation do not encourage our named executive officers to assume excessive risks.

Benchmarking Process and Competitive Positioning

In 2019, our Compensation Committee retained Lyons, Benenson & Company Inc. (“LB&C”) to advise the Compensation Committee with respect to executive officer compensation. Specifically, LB&C is engaged to review the current Peer Group and compensation structure for our executive officers, develop a benchmark for executive compensation by analyzing the executive compensation structure of our current Peer Group and current market trends, and provide advice to the Compensation Committee on the 2019 executive compensation structure and program based on their analysis. LB&C is also engaged to review the compensation arrangements applicable to the non-employee, independent directors of the Board.

Peer Group for 2019 Compensation

The Compensation Committee, in consultation with LB&C, considered several factors in selecting an industry-specific Peer Group for external benchmarking. Considerations included the following:

•	Market capitalization between one-half and two times the size of the Company;
•	Revenue between one-half and two times the size of the Company;
•	Assets between approximately one-third and three times the size of the Company; and
•	Companies with substantial gas production (greater than 50% of production).

Our compensation Peer Group for 2019 included the following companies:

• Cabot Oil & Gas Corp.	• Gulfport Energy Corporation	• Northern Oil and Gas, Inc.
• Carrizo Oil & Gas Inc.	• HighPoint Resources Corporation	• Oasis Petroleum, Inc.
• Denbury Resources Inc.	• Laredo Petroleum, Inc.	• PDC Energy, Inc.
• EP Energy Corp.	• Matador Resources Co.	• QEP Resources, Inc.
• Extraction Oil & Gas Inc.	• Montage Resources Corporation	• SRC Energy, Inc

Elements of the 2019 Compensation Program

The compensation program for our named executive officers is comprised of base salary, cash-based annual incentive compensation, long-term equity-based incentive compensation and benefits. Our program is designed to deliver the majority of an executive’s compensation in performance-based awards dependent on both Company and individual performance.

Components of Compensation	Purpose	Competitive Positioning

Base Salary	• Recognize responsibilities, experience, and contributions • Provide competitive, regular-paid income	• Competitive with peers

Annual Incentive Plan Grants (Cash-Based Award)	• Reward the achievement of key shorter-term corporate objectives • Align our named executive officers’ interests with shareholder interests	• Target opportunity set at competitive levels relative to peers, subject to Compensation Committee discretion • Actual payouts determined based on annual performance relative to annual goals

Stock Incentive Plan Grants (Equity-Based Award)

•     Align executives’ interests with the interests of shareholders over the long term

•     Motivate superior performance by means of long-term performance-related incentives

•     Encourage retention through time-based requirements

•     Enable our executives to share in the long-term growth and success of the Company

•     Actual value earned dependent on performance relative to specific stock price appreciation performance goals

•     Tiered vesting based on the overall performance and total enterprise value of the Company

Benefits	• Provide savings and security through matching 401(k) contributions, discretionary supplemental contributions to the Company’s 401(k) plan, medical, dental, life, and long-term disability insurance	• Competitive with market practice

Base Salary

The base salary for our named executive officers is based on the responsibilities, experience, and contributions of each such executive. We consider how the current base salary for each of our named executive officers aligns with market trends and conditions and the median of our Peer Group.

We believe the base salaries for our named executive officers are generally competitive within the market but are moderate relative to base salaries paid by companies with which we compete for similar executive talent across the broad spectrum of the energy industry.

We review the base salaries on an annual basis and may make adjustments as necessary to maintain a competitive executive compensation structure. As part of our review, we may examine the compensation of executive officers in similar positions with similar responsibilities at peer companies identified by our Board or Compensation Committee or at companies within the oil and gas industry with which we generally compete for executive talent.

Our Compensation Committee determines base salaries for our named executive officers based on individual performance and the peer group and market condition factors referenced above.

Executive Employment Agreements

Executive Employment Agreements: Brad Johnson

As previously disclosed, Brad Johnson, our then-Senior Vice President of Operations, was promoted to Interim Chief Executive Officer and appointed to our Board following the retirement of the Company’s former Chief Executive Officer in February 2018. Effective March 1, 2019, Mr. Johnson was appointed President and Chief Executive Officer and in connection with such appointment, we entered into a new employment agreement with Mr. Johnson and on March 10, 2020, we amended the employment agreement to provide for an Additional Incentive Bonus (as defined below) (collectively, the “Johnson Employment Agreement”). The Johnson Employment Agreement provides Mr. Johnson with an initial base salary of $650,000 per year and with eligibility to receive cash-based incentive compensation pursuant to the Company’s Annual Incentive Plan (as defined below) with a target bonus amount equal to 100% of his annual base salary (the “Johnson Cash Incentive”) and pursuant to the amendment, an additional incentive bonus consisting of a one-time, time-based additional bonus in the amount of $411,250, one-third of which would vest and become payable, in a lump sum cash payment, on March 1, 2021 and the remaining two-thirds of which would vest and become payable, in a lump sum cash payment, on September 1, 2021, subject to continued employment on each date (the “Additional Incentive Bonus”). Mr. Johnson is also eligible to receive grants of equity-based incentive compensation in the form of time-based and performance-based restricted stock units (“RSUs”). The Johnson Employment Agreement also provides Mr. Johnson with other benefits, including health insurance and the opportunity to participate in a 401(k) plan, to the same extent as such benefits are available to the Company’s other salaried employees.

The Johnson Employment Agreement provides that either the Company or Mr. Johnson can terminate the employment relationship. The Company’s right to terminate the employment relationship is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Johnson, depending upon the circumstances under which the employment relationship is terminated. The Company is generally not obligated, under the Johnson Employment Agreement, to provide any severance payments or benefits if Mr. Johnson is terminated for cause or if Mr. Johnson resigns without good reason (each, as defined in the Johnson Employment Agreement). The Company is generally obligated, under the Johnson Employment Agreement, to provide the severance payments and benefits as set forth in the Johnson Employment Agreement if the Company terminates him without cause, or if he resigns with good reason. In the event Mr. Johnson’s employment is terminated by the Company without cause, or in the event Mr. Johnson resigns for good reason, the Company will be obligated (subject to Mr. Johnson’s timely execution and non-revocation of a general release of claims in favor of the Company) to provide him with the following severance benefits: (i) payment of any accrued but unpaid compensation as of the termination date (the “Johnson Accrued Benefits”), (ii) payment of a portion of his annual cash incentive compensation based on his target under the Annual Incentive Plan and the Company’s actual performance at the conclusion of the performance period without pro-ration (the “Johnson Severance Cash Incentive”), (iii) a lump-sum payment equal to 150% of his then-current annual base salary and any Johnson Cash Incentive earned, but not yet paid, for the year prior to the year of termination (the “Johnson Severance Payment”), (iv) any unpaid Additional Incentive Bonus, and (v) continued coverage under the Company’s health and welfare benefits programs for the shorter of (x) 12 months following his termination and (y) the date on which he obtains comparable coverage under a subsequent employer. In the event Mr. Johnson is terminated due to disability (as defined in the Johnson Employment Agreement) or in the event of Mr. Johnson’s death, the Company will be obligated to provide him with the following severance benefits: (i) the Johnson Accrued Benefits, (ii) the Johnson Severance Cash Incentive, and (iii) any unpaid Additional Incentive Bonus.

The Johnson Employment Agreement also contains various other ordinary and customary covenants for the Company’s benefit by Mr. Johnson with respect to inventions, non-competition, non-solicitation, non-disparagement, confidentiality, and cooperation and assistance with respect to litigation or other adjudicatory proceedings.

Executive Employment Agreement: David W. Honeyfield

In November 2018, we entered into an employment agreement with David W. Honeyfield. On March 10, 2020, we amended the employment agreement to provide for an Additional Incentive Bonus (collectively, the “Honeyfield Employment Agreement”). The Honeyfield Employment Agreement provides Mr. Honeyfield with an initial base salary of $500,000 per year; an aggregate sign-on bonus of $100,000 paid in two equal installments in 2019; eligibility to receive cash-based incentive compensation pursuant to the Company’s Annual Incentive Plan with a target bonus amount equal to 90% of his annual base salary (the “Honeyfield Cash Incentive”); pursuant to the amendment, a one-time Additional Incentive Bonus of $375,000 (subject to the same vesting terms as described above with respect to the Johnson Employment Agreement); and eligibility to receive grants of equity-based incentive compensation in the form of time-based and performance-based RSUs. Mr. Honeyfield was subsequently named Senior Vice President and Chief Financial Officer and his base salary was adjusted to $550,000, with each adjustment being effective as of March 1, 2019. The Honeyfield Employment Agreement also provides Mr. Honeyfield with other benefits, including health insurance and the opportunity to participate in a 401(k) plan, to the same extent as such benefits are available to our other salaried employees.

The Honeyfield Employment Agreement provides that either the Company or Mr. Honeyfield can terminate the employment relationship. The Company’s right to terminate the employment relationship is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Honeyfield, depending upon the circumstances under which the employment relationship is terminated. The Company is generally not obligated, under the Honeyfield Employment Agreement, to provide any severance payments or benefits if Mr. Honeyfield is terminated for cause or if Mr. Honeyfield resigns without good reason (each, as defined in the Honeyfield Employment Agreement). The Company is generally obligated, under the Honeyfield Employment Agreement, to provide the severance payments and benefits as set forth in the Honeyfield Employment Agreement if the Company terminates him without cause, or if he resigns with good reason. In the event Mr. Honeyfield’s employment is terminated without cause, or in the event of a resignation for good reason, we will be obligated (subject to Mr. Honeyfield’s timely execution and non-revocation of a general release of claims in favor of the Company) to provide him with the following severance benefits: (i) payment of any accrued but unpaid compensation as of the termination date (the “Honeyfield Accrued Benefits”), (ii) payment of a pro-rated portion of the annual cash incentive compensation he would have received based on his target under the Annual Incentive Plan and the Company’s actual performance at the conclusion of the performance period for the calendar year in which the termination of employment occurred (the “Honeyfield Severance Cash Incentive”), (iii) a lump-sum payment equal to 100% of his then-current annual base salary and any Honeyfield Cash Incentive earned, but not yet paid, for the year prior to the year of termination (the “Honeyfield Severance Payment”), (iv) any unpaid Additional Incentive Bonus, and (v) continued coverage under the Company’s health and welfare benefits programs for the shorter of (x) 12 months following his termination and (y) the date on which he obtains comparable coverage. In the event Mr. Honeyfield is terminated due to disability (as defined in the Honeyfield Employment Agreement) or in the event of Mr. Honeyfield’s death, the Company will be obligated to provide him with the following severance benefits: (i) the Honeyfield Accrued Benefits, (ii) the Honeyfield Severance Cash Incentive, and (iii) any unpaid Additional Incentive Bonus.

The Honeyfield Employment Agreement also contains various other ordinary and customary covenants for the Company’s benefit by Mr. Honeyfield with respect to inventions, non-competition, non-solicitation, non-disparagement, confidentiality, and cooperation and assistance with respect to litigation or other adjudicatory proceedings.

Executive Employment Agreement: Jerald J. Stratton, Jr.

In May 2018, we entered into an employment agreement with Jerald J. Stratton, Jr. as Chief Operating Officer and on March 10, 2020, we amended the employment agreement to provide for an Additional Incentive Bonus (collectively, the “Stratton Employment Agreement”). Mr. Stratton was subsequently named Senior Vice President and Chief Operating Officer. The Stratton Employment Agreement provides Mr. Stratton with an initial annual base salary of $500,000; an aggregate sign-on bonus of $100,000 payable in two equal installments; eligibility to receive cash-based incentive compensation pursuant to the Company’s Annual Incentive Plan with a target bonus amount equal to 90% of his annual base salary (the “Stratton Cash Incentive”); a one-time Additional Incentive Bonus of $325,000 (subject to the same vesting terms as described above with respect to the Johnson Employment Agreement); and eligibility to receive grants of equity-based incentive compensation in the form of time-based and performance-based RSUs. The Stratton Employment Agreement also provides Mr. Stratton with other benefits, including health insurance and the opportunity to participate in a 401(k) plan, to the same extent as such benefits are available to the Company’s other salaried employees.

The Stratton Employment Agreement provides that either the Company or Mr. Stratton can terminate the employment relationship. The Company’s right to terminate the employment relationship is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Stratton, depending upon the circumstances under which the employment relationship is terminated. The Company is generally not obligated, under the Stratton Employment Agreement, to provide any severance payments or benefits if Mr. Stratton is terminated for cause or if Mr. Stratton resigns without good reason (each, as defined in the Stratton Employment Agreement). The Company is generally obligated, under the Stratton Employment Agreement, to provide the severance payments and benefits as set forth in the Stratton Employment Agreement if the Company terminates him without cause, or if he resigns with good reason. In the event Mr. Stratton’s employment is terminated without cause, or in the event of a resignation for good reason, we will be obligated (subject to Mr. Stratton’s timely execution and non-revocation of a general release of claims in favor of the Company) to provide him with the following severance benefits: (i) payment of any accrued but unpaid compensation as of the termination date (the “Stratton Accrued Benefits”), (ii) payment of a pro-rated portion of the annual cash incentive compensation he would have received based on his target under the Annual Incentive Plan and the Company’s actual performance at the conclusion of the performance period for the calendar year in which the termination of employment occurred, (iii) a lump-sum payment equal to 100% of his then-current annual base salary and any Stratton Cash Incentive earned, but not yet paid, for the year prior to the year of termination (the “Stratton Severance Payment”), (iv) any unpaid Additional Incentive Bonus, and (v) continued coverage under the Company’s health and welfare benefits programs for the shorter of (x) 12 months following his termination and (y) the date on which he obtains comparable coverage. In addition, Mr. Stratton must repay to the Company (i) the full amount of the sign-on bonus previously paid, if his employment is terminated by the Company for cause, or if he resigns other than for good reason, or (ii) a $50,000 portion of the sign-on bonus previously paid, if his employment is terminated due to death or disability, in each case, for clauses (i) and (ii), if such termination occurs prior to June 4, 2019. In the event Mr. Stratton is terminated due to disability (as defined in the Stratton Employment Agreement) or in the event of Mr. Stratton’s death, the Company will be obligated to provide him with the following severance benefits: (i) the Stratton Accrued Benefits, (ii) the Stratton Severance Cash Incentive, and (iii) any unpaid Additional Incentive Bonus.

The Stratton Employment Agreement also contains various other ordinary and customary covenants for the Company’s benefit by Mr. Stratton with respect to inventions, non-competition, non-solicitation, non-disparagement, confidentiality, and cooperation and assistance with respect to litigation or other adjudicatory proceedings.

Annual Incentive Plan

In July 2018, the Compensation Committee approved the adoption of an annual incentive compensation plan (the “Annual Incentive Plan”), which provides for the payment of short-term, cash-based incentive compensation to certain employees, including the Company’s named executive officers. Pursuant to the Annual Incentive Plan, the Compensation Committee, in its sole discretion, (i) established written corporate performance goals (“Performance Goals”), which were comprised of multiple elements of Company performance, called “key performance indicators” (“KPIs”); (ii) established target awards for each employee, the payment of which were be contingent on achievement of the Performance Goals for the applicable period; and (iii) prescribed a formula for determining the percentage of such target awards that were payable based upon the level of attainment of the Performance Goals for the applicable period.

In March 2019, the Compensation Committee approved, pursuant to the Annual Incentive Plan, KPIs for fiscal year 2019, as well as the Performance Goals applicable to, the relative weighting of, and the funding formula for each KPI. The KPIs for fiscal year 2019, each of which are weighted equally in the formula, were: (i) annual production, (ii) controllable cash costs (consisting of lease operating expenses plus cash general and administrative expenses), (iii) well performance drill bit finding and development (“F&D”) cost, and (iv) execution of the Company’s business plan. The Compensation Committee also established target values under our Annual Incentive Plan for the Company’s executive officers, pursuant to which each executive officer was eligible to earn a bonus under our Annual Incentive Plan in respect of fiscal year 2019 with a target amount equal to a percentage of his annual base salary.

Under our Annual Incentive Plan, the Compensation Committee establishes performance metrics and goals each year, which are designed to measure key deliverables critical to our sustained short and longer-term success. The Compensation Committee, in its discretion, may consider additional factors such as commodity prices and significant corporate transactions in determining the actual amount of any annual incentive award.

Our executive officers have the potential to receive meaningful annual cash incentive compensation under our Annual Incentive Plan. In 2019, the Annual Incentive Plan payout opportunity ranged from 0% to 200% of target with payouts based on actual level of performance achieved and the Compensation Committee’s discretion on overall performance. The threshold performance is 50% of target and the actual performance measurement can exceed 200% of target performance.  Actual payouts have been based on the Compensation Committee’s discretion on overall performance; however, the total of all individual incentive awards may not exceed the funded and approved incentive pool.

The table below describes the targets established by the Compensation Committee and the actual performance level achieved during 2019.

Performance Metric & Unit	Weight	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)	Actual Performance
Production (Bcfe)	25%	241.0	247.0	260.0	240.2
Controllable Cash Costs ($/Mcfe)	25%	$0.385	$0.355	$0.310	$0.39
Well Performance Drill Bit F&D ($/Mcfe)	25%	$1.120	$1.070	$1.010	$1.80
Execution of 2019 Business Plan	25%	n/a	n/a	n/a	n/a

For 2019, the Company’s actual performance results did not meet the threshold levels for any of the three measures with objective thresholds, primarily as a result of material changes to the business plan during the course of the year. The established performance targets and payout levels were based on the Company’s budget, plans and goals for the year, including an assumption of running multiple drilling rigs throughout 2019.  In the third quarter of 2019, the Company decided to reduce its operated rig activity from 3 rigs to 1 rig and then ultimately to suspend all drilling activity and release its remaining drilling rig.  Management’s recommendation to the Board for this decision was based on natural gas pricing remaining near multi-year lows and the determination that investment returns at such commodity prices were inadequate to justify the deployment of further capital.  The Company believed such a decision to be in the best interests of the Company and its stakeholders and was made without regard to the adverse impact on the established performance metrics.  In the face of such significant declines in oil and natural gas prices during the year and the Company’s decision to suspend drilling, the Compensation Committee carefully reviewed the 2019 results relative to the goals that were established for the year.  Recognizing the efforts of management in steering the Company through this difficult and turbulent time, as well as the results obtained in areas over which management had control, the Compensation Committee elected to exercise its discretionary authority and award 2019 top executive bonuses at 50% of target levels.

In March 2020, the Compensation Committee approved the individual Annual Incentive Plan allocations for our employees in accordance with the recommendations provided by LB&C, following discussions with the Committee, including the individual Annual Incentive Plan allocations for our named executive officers set forth below.

Individual Annual Incentive Plan Opportunity and Actual Payout

Name	Target AIP (% of Salary)	Actual 2019 AIP	Actual 2019 AIP (% of Salary)
Brad Johnson*	100%	$309,700	48%
David W. Honeyfield	90%	$232,300	43%
Jerald J. Stratton, Jr.	90%	$214,400	43%

*    Mr. Johnson’s target bonus was increased to 100% from 90%, effective March 1, 2019 pursuant to the Johnson Employment Agreement executed concurrently with Mr. Johnson being appointed as our President and Chief Executive Officer.

Messrs. Johnson, Stratton and Honeyfield earned a performance payout under the Annual Incentive Plan for 2019 at 50% of their respective target Annual Incentive Plan percentage. Each of these officers elected to reduce their actual payout percentages in order to allocate increased awards to certain non-executive employees.

Amended and Restated Stock Incentive Plan

As previously disclosed, in April 2017 our Board established the Ultra Petroleum Corp. 2017 Stock Incentive Plan (as originally adopted, the “Prior Plan”) pursuant to which 7.5% of the equity in the Company (on a fully-diluted and fully-distributed basis) is reserved for grants to be made from time-to-time to directors, officers, and other employees of the Company (the “Reserve”). The balance of the Reserve is available to be granted by the Board from time to time.

During 2017, management incentive plan grants (the “Initial MIP Grants”) were made to members of the Board, officers (including Mr. Johnson), and other employees of the Company subject to the conditions and performance requirements provided in the grants. One third of the Initial MIP Grants vested in May 2017, one-third of the Initial MIP Grants would vest, if at all, at such time when the total enterprise value of the Company equals or exceeds $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period, and one-third of the Initial MIP Grants would vest, if at all, at such time when the total enterprise value of the Company equals or exceeds 110% of $6.0 billion based upon the volume weighted average price of the common stock during a consecutive 30-day period. In addition, upon a Change in Control (as defined in the Prior Plan prior to the amendments described below), the Initial MIP Grants automatically vest, and if any Initial MIP Grants do not vest before April 12, 2023, such Initial MIP Grants shall automatically expire.

Under the terms of the Prior Plan, in the event an executive’s employment is terminated due to death, disability, or without cause (as defined in each respective employment agreement), any non-vested Initial MIP Grants automatically terminate, and no further vesting occurs. Unless otherwise provided in an award agreement, if a participant’s employment is terminated for cause, all vested and non-vested Initial MIP Grants immediately expire. For Mr. Johnson, his Initial MIP Grants would have accelerated and vested upon a termination without cause or for good reason under his prior employment agreement. As noted below, Mr. Johnson’s Initial MIP Grants were exchanged in March 2019 and are no longer outstanding.

In 2018, following our bankruptcy emergence in 2017, we retained LB&C to review our executive compensation arrangements and to provide recommendations on our post-emergence compensation philosophy and program. The Compensation Committee determined that the Initial MIP Grants likely would not vest (other than those Initial MIP Grants that vested in May 2017). Thus, our Compensation Committee approved the new program to provide an appropriate and attainable incentive.

On June 8, 2018, each of the Board and the Compensation Committee approved an amendment and restatement of the Ultra Petroleum Corp. 2017 Stock Incentive Plan (as amended and restated, the “A&R Stock Incentive Plan”). The A&R Stock Incentive Plan amends and restates the Prior Plan to, among other things:

•	provide that consultants, independent contractors and advisors are eligible to participate and receive equity awards in the A&R Stock Incentive Plan;
•	limit the aggregate incentive awards available to be granted to any outside director during a single calendar year to a maximum of $750,000;
•	revise the definition of a Change in Control to exclude a change in a majority of the members on the Board;
•

provide that, with respect to awards granted on or after June 8, 2018, no awards will vest solely as a result of a Change in Control (as defined in the A&R Stock Incentive Plan) unless expressly provided otherwise in the applicable grant agreement or unless otherwise determined by the Compensation Committee; and

•	make certain other changes related to revisions to the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

In July 2018, following the modification of our Prior Plan, recipients of the Initial MIP Grants (other than the individuals who were named executive officers at such time) were offered an opportunity to exchange, on a one-for-one basis, the unvested portion of their Initial MIP Grants for new equity awards of RSUs (the “Exchange RSUs”). Effective July 31, 2018, such Exchange RSUs were time-based vesting awards that vest in equal tranches on May 25, 2019, May 25, 2020, and May 25, 2021.

As of March 12, 2019, all of the Initial MIP Grants to Mr. Johnson, our named executive officer to receive such grants, have been exchanged for Exchange RSUs; as a result, the associated performance conditions related to the $6.0 billion and $6.6 billion total enterprise valuation are no longer in effect with respect to any named executive officer.

On July 6, 2018, the Compensation Committee approved a form of restricted stock unit grant agreement (the “RSU Grant Agreement”) under the A&R Stock Incentive Plan, pursuant to which employees of the Company may receive time-based and performance-based RSUs. The RSU Grant Agreement generally provides for the following terms: (i) one-third of the RSUs granted are time-based and vest in equal installments on each of the first, second and third anniversaries of the grant date, subject to continued employment on each applicable vesting date and (ii) two-thirds of the RSUs granted vest based on the extent to which both time-based and performance based vesting conditions are achieved, subject to continued employment on each vesting date. The performance-based vesting conditions are assessed based on the volume-weighted average price of our shares as measured over 60 consecutive trading dates relative to pre-established price goals. Once a performance-based vesting condition is achieved, the RSUs that have become performance vested will time-vest over the two- or three-year period following the date on which they became performance vested.

On July 16, 2018, we granted Mr. Stratton an aggregate of 613,584 time-based and performance-based vesting RSUs, pursuant to an RSU Grant Agreement described above, in connection with his appointment as Chief Operating Officer. Two-thirds of the time-based RSUs vested on May 25, 2019, and May 25, 2020, with the remaining one-third scheduled to vest on May 25, 2021.

On November 9, 2018, we granted Mr. Honeyfield an aggregate of 613,584 time-based and performance-based vesting RSUs, pursuant to an RSU Grant Agreement described above, in connection with his appointment as Chief Financial Officer. One-third of such grant vested on November 9, 2019, with the remaining two-thirds scheduled to vest on November 9, 2020, and November 9, 2021.

On March 11, 2019, we granted Mr. Johnson an aggregate of 1,472,601 Exchange RSUs that are subject to performance-based vesting in addition to time-based vesting conditions, effective March 1, 2019, in exchange for an aggregate of 418,317 Initial MIP Grants, pursuant to an exchange agreement (the “RSU Exchange Agreement”). The RSU Exchange Agreement generally provides for the following terms: (i) one-third of the RSUs granted vest in equal installments on each of May 25, 2019, May 25, 2020, and May 25, 2021, subject to continued employment on each applicable vesting date and (ii) two-thirds of the RSUs granted vest based on the extent to which both performance-based and time-based vesting conditions are achieved. The performance-based vesting conditions are assessed based on the volume-weighted average price of our shares as measured over 60 consecutive trading dates relative to pre-established price goals. Once a performance-based vesting condition is achieved, the RSUs that have become performance vested will time-vest over the two- or three-year period following the date on which they became performance vested.

Unless otherwise provided in an award agreement, awards granted under the A&R Stock Incentive Plan that are unvested will generally expire and terminate upon a termination of employment, and in the event of a termination for cause, all vested and unvested awards will immediately expire.  For the RSU awards held by Messrs. Stratton and Honeyfield, that are subject to both time-based and performance-based vesting conditions, (i) upon a termination without cause or for good reason or due to death or disability (each as defined in the A&R Stock Incentive Plan), the time-based vesting portion of the RSU award (one-third of the award) will pro-rata vest based on the termination date, and (ii) for the remaining two-thirds of the RSU awards subject to time-based and performance-based vesting, upon a termination without cause or due to death or disability, any portion of the award that has previously performance vested will accelerate and vest upon the termination date.  For Messrs. Stratton and Honeyfield, of the two-thirds of their RSU awards that are subject to time-based and performance-based vesting, any portion that has not previously performance vested would be forfeited upon such termination event.  Under the A&R Stock Incentive Plan, the Compensation Committee generally has discretion to cancel and cash out outstanding incentive awards upon certain corporate events.

Further, our named executive officers hold outstanding equity awards pursuant to which each applicable award agreement permits payment of dividends when the underlying RSUs are delivered; however, the Company has not declared or paid and does not anticipate declaring or paying any dividends on its common shares in the near future. Moreover, certain of the Company’s debt instruments place restrictions on our ability to pay cash dividends.

Benefits

We provide benefits to our permanent, full-time employees, including our named executive officers. These benefits, which are ordinary and customary in our industry, consist of a group medical and dental insurance program for employees and their qualified dependents, accidental death and dismemberment and long-term disability coverage for employees, a cafeteria plan and a 401(k) plan.

The costs of these benefits are paid for largely by the Company. We also match employee 401(k) deferral amounts up to a total of 5% of eligible compensation. Our discretionary 401(k) contribution to each qualified participant was calculated based on 8% of the employee’s eligible compensation during 2018. We do not provide a pension or other non-qualified retirement plans, and we do not gross up excise tax on severance payments.

CEO to Median Employee Pay Ratio

For 2019, the ratio of the annual total compensation of our Chief Executive Officer to our median employee is 15 to 1. As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are providing the following information about the ratio of the median annual total compensation of our employees and the annual total compensation of Mr. Johnson, who was appointed President and Chief Executive Officer as of March 1, 2019. For the year ended December 31, 2019:

•	The ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees is 15 to 1.
•	The median of the annual total compensation of all employees of the Company (other than our President and Chief Executive Officer) was reasonably estimated to be $141,716.
•	The annual total compensation of our President and Chief Executive Officer for 2019 was $2,094,624.

We identified our median employee by examining the base salaries and wages (excluding overtime), cash bonus, and stock compensation paid to all individuals employed by us on December 31, 2019 (other than Mr. Johnson). We annualized salaries and wages for all permanent employees who were hired after January 1, 2019, as permitted by SEC rules. Once we identified our median employee, we calculated his or her total compensation during the year ended December 31, 2019, comprised of base salary, cash bonuses (reflecting Annual Incentive Plan cash bonuses for salaried employees and hourly bonuses for hourly wage employees), benefits and equity-based compensation, in a manner consistent with the total compensation presented for each of our named executive officers in the “Summary Compensation Table.” The benefits portion of our median employee’s compensation includes matching contributions provided to the employee’s account under our 401(k) plan and the value of health and life insurance premiums.

How Elements of Our Compensation Program are Related to Each Other

The various components of our compensation program are related but distinct and are designed to emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to our long- and short-term financial and strategic goals. Our compensation philosophy is designed to foster entrepreneurship at all levels of the organization and is focused on employee value and retention by making long-term, equity-based incentive opportunities a substantial component of our executive compensation. The appropriate level for each compensation component is based in part, but not exclusively, on internal equity and consistency, experience and responsibilities, and other relevant considerations such as rewarding extraordinary performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Impact of Section 162(m) on Compensation

Prior to the Tax Cuts and Jobs Act (“Tax Act”) that was signed into law December 22, 2017, Section 162(m) of the Code generally limited to $1 million the U.S. federal income tax deductibility of compensation paid in one year with respect to each covered employee. For years prior to 2018, compensation that qualified as “performance-based compensation” under Section 162(m) of the Code was exempt from this $1 million limitation. As part of the Tax Act and IRS guidance thereunder, the ability to rely on this qualified performance-based compensation exception was eliminated, and the limitation on deductibility was generally expanded, including an expanded definition of “covered employees” to include all “named executive officers” in Item 402 of Regulation S-K. As a result, compensation paid to our named executive officers in excess of $1.0 million will not be deductible for years subsequent to 2017, subsequent to limited transition relief for arrangements in place as of November 2, 2017.

The Compensation Committee believes that the Company and shareholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in structuring compensation programs, even though such programs may result in non-deductible compensation expenses. Accordingly, achieving the desired flexibility in the design and delivery of compensation may have resulted (and may continue to result, in light of the recent changes in law) in compensation that in certain cases is not deductible for U.S. federal income tax purposes.

Stock Ownership Policy

Due to the changes in the composition of the Board during 2018, LB&C reviewed and recommended the below minimum stock ownership guidelines to the Board for consideration. In April 2018, our Board approved and adopted the following stock ownership policy.

In 2019, our stock ownership policy required: our Chief Executive Officer to own our common shares having a value equal to at least six times his base salary; our Senior Vice Presidents to own our common shares having a value at least three times their base salaries; our Vice Presidents to own our common shares having a value at least two times their base salaries; and each of our non-employee directors to own our common shares having a value at least three times the value of their annual cash retainer. Newly appointed named executive officers and directors have five years to come into compliance with the policy’s guidelines. Until compliance with the stock ownership guidelines is achieved, each of our officers or directors is expected to retain 100% of the “net shares” (net of any applicable taxes) received as a result of meeting vesting and performance conditions of equity-based awards granted under our long-term incentive compensation plan.

Our Compensation Committee assesses whether these guidelines are met based on the average closing price of our stock for the 30 preceding calendar dates as compared to the executive’s base salary or the non-employee director’s annual cash retainer on December 31 of each calendar year. Shares of Company stock that count toward satisfaction of the policy guidelines include (i) shares owned outright by the executive or non-employee director, (ii) shares held in trust for the benefit of the executive or non-employee director and (iii) shares of vested and unvested equity-based awards held by granted to the executive or non-employee director. For purposes of counting the number of shares subject to vested and unvested equity-based awards under these guidelines, the Compensation Committee counts (x) each share subject to RSUs (assuming target performance for any RSUs subject to open performance-based vesting conditions), (y) each share subject to phantom stock units; provided that such phantom stock units settle into shares of Company stock (and not cash), and (z) the number of shares of Company stock that would be issued upon the exercise of outstanding stock options, assuming sufficient stock options were forfeited to pay the exercise price associated with any option.

Compensation Committee Report

Our senior management and our Compensation Committee have reviewed the “Compensation Discussion and Analysis” provisions set forth in this Amended Filing and recommend to our Board that the foregoing provisions be included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Compensation Committee:

Mr. Neal P. Goldman (Chairman)

Ms. Sylvia K. Barnes

Mr. Michael J. Keeffe

Mr. Evan S. Lederman

Summary Compensation Table

The following table shows compensation information for our fiscal years ended December 31, 2019 and 2018, for our principal executive officer and the two highest compensated executive officers who held their position as of the end of 2019. We refer to these individuals as our “named executive officers”.

The respective officers are presented in the table below based on their positions as of December 31, 2019.

Name and Principal Position	Year	Salary ($) (1)(2)	Bonus ($) (3)	Stock Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Brad Johnson*	2019	$650,000	$704	$1,083,151	$309,700	$51,069	$2,094,624
President and Chief Executive Officer	2018	$575,000	$—	$—	$111,000	$50,419	$736,419
David Honeyfield	2019	$541,667	$100,141	$317,320	$232,300	$51,669	$1,243,097
Senior Vice President and Chief Financial Officer	2018	$72,115	$53,068	$694,373	$12,332	$2,499	$834,387
Jerald J. Stratton, Jr	2019	$500,000	$141	$317,320	$214,400	$275,428	$1,307,289
Senior Vice President and Chief Operating Officer.	2018	$289,990	$312,412	$677,736	$49,588	$39,389	$1,369,115

*	As previously disclosed, Mr. Johnson was promoted to President and Chief Executive Officer effective as of March 1, 2019.
(1)

Mr. Johnson’s 2018 base salary was increased to $425,000 as of January 1, 2018 and was increased as of May 1, 2018 to $650,000. This resulting base salary was used to determine Mr. Johnson’s Annual Incentive Plan award (reflected under the “Non-Equity Incentive Plan Compensation” column herein).

(2)	Mr. Honeyfield’s base salary was increased from $500,000 to $550,000 effective March 1, 2019.
(3)

Amounts include (i) Annual Incentive Plan payments associated with 2018 to Messrs. Stratton and Honeyfield of $212,412 and $53,068, respectively, that were over and above amounts earned by meeting performance measures under the Annual Incentive Plan, as a result of a strategic decision by the Board to reward efforts and retain key employees notwithstanding challenging market conditions, and (ii) cash amounts in addition to the Annual Incentive Plan payouts awarded in the applicable plan years of 2018. In 2018, Messrs. Stratton and Honeyfield were each awarded an aggregate sign-on bonus of $100,000, payable in two equal installments. Mr. Stratton’s award was fully paid in 2018 and Mr. Honeyfield’s award was fully paid in 2019 (and therefore each is included in the table above).

(4)

Amounts in this column relate to the time-based RSUs and time-based and performance based RSUs granted during fiscal year 2018 and 2019 pursuant to the A&R Stock Incentive Plan. Amounts in this column for the performance-based RSU awards were calculated based on the probable outcome of the performance conditions as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value realized by the named executive officer. For additional information on how we account for equity-based compensation, see Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Amounts for the performance based RSUs in the table above assume target achievement of performance conditions. The grant date fair value of the 2019 performance based RSU awards assuming attainment of the maximum achievement of performance conditions are: for Mr. Johnson $554,989, for Mr. Honeyfield $193,831, and for Mr. Stratton, $193,831.

(5)

Amounts in this column represent the remaining amounts of annual cash incentive compensation (in addition to those reflected in the “Bonus” column) received by the named executive officers in respect of the applicable performance periods under the Annual Incentive Plan. For more details regarding the Annual Incentive Plan, see the section entitled “Compensation Discussion and Analysis” above.

(6)

Amounts in this column consist of (i) matching and discretionary contributions under our 401(k) plan, health and life insurance premiums, and long-term disability benefits paid on behalf of the named executive officers as detailed in the table below; (ii) the value of anniversary gifts in recognition of their continued service with the Company of $704 for Mr. Johnson and $141 for each of Messrs. Honeyfield and Stratton, and (iii) Mr. Stratton received $223,609 for certain reasonable relocation expenses which included transportation expenses, certain closing costs attributable to a home sale, shipment of additional household goods, and tax gross-ups on these payments:

		For the year ended December 31, 2019
Name	Principal Position	401(k) Matching and Discretionary Contributions ($)	Health and Life Insurance ($)	Long-Term Disability ($)	COBRA ($)	Total ($)
Brad Johnson	President and Chief Executive Officer	$36,400	$14,393	$276	$—	$51,069
David W. Honeyfield	Senior Vice President and Chief Financial Officer	$36,400	$14,993	$276	$—	$51,669
Jerald J. Stratton, Jr.	Senior Vice President and Chief Operating Officer	$36,400	$15,143	$276	$—	$51,819

Grants of Plan-Based Awards

The following table sets forth specific information with respect to each plan-based award made during 2019 under any of our compensation plans to a named executive officer who held his position at the end of the year.

		Estimated Future Potential Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Minimum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (2)
Brad Johnson
Annual Incentive Plan	—	$—	$325,000	$650,000	$1,300,000	—	—	—	—	—
Stock Incentive Plan (3)	3/1/2019	$—	$—	$—	$—	—	1,472,601	2,454,335	—	$448,511
Stock Incentive Plan (4)	3/1/2019	$—	$—	$—	$—	—	—	—	1,438,849	$634,640
David W. Honeyfield
Annual Incentive Plan		$—	$247,500	$495,000	$990,000	—	—	—	—	$—
Stock Incentive Plan (4)	3/1/2019	$—	$—	$—	$—	—	—	—	539,568	$317,320
Jerald J. Stratton, Jr.
Annual Incentive Plan		$—	$225,000	$450,000	$900,000	—	—	—	—	$—
Stock Incentive Plan (4)	3/1/2019	$—	$—	$—	$—	—	—	—	539,568	$317,320

(1)

Represents potential payouts under our Annual Incentive Plan for the year ended December 31, 2019. Pursuant to the Annual Incentive Plan, the Compensation Committee determines threshold (50%), target (100%) and maximum (200%) payout amounts for each named executive officer in February 2019. Awards are paid after the end of the one-year period based on the attainment of pre-established performance measures and other factors. Details about the Annual Incentive Plan are set forth in the section entitled “Annual Incentive Plan” above.

(2)

Amounts in this column represent the aggregate sum of the grant date fair value for the underlying RSUs that are subject to time based and/or performance based vesting conditions. The time based vesting RSU awards granted under our A&R Stock Incentive Plan reflect their aggregate grant date fair values, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The performance based awards were calculated based on the probable outcome of the performance conditions as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value realized by the named executive officer. For additional information on how we account for equity-based compensation, see Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Amounts for the performance based RSUs in the table above assume target achievement of performance conditions. The grant date fair value of the 2019 RSU awards assuming attainment of the maximum achievement of performance conditions (which is 200% of target) for Mr. Johnson is $572,134. The performance based RSU awards do not have a threshold under the A&R Stock Incentive Plan.

(3)

Represents the number of shares underlying RSUs that are subject to both time based and performance based vesting RSU award granted to Mr. Johnson, under our A&R Stock Incentive Plan in exchange for his Initial MIP Grants, which are time based vesting RSU awards and will vest in two equal installments. The first installment vested on May 25, 2020, and the second installment will vest on May 25, 2021.

(4)

Represents the number of shares underlying RSUs that are subject to both time based and performance based vesting conditions granted under our A&R Stock Incentive Plan pursuant to RSU Grant Agreements. One-third of the RSUs are time based and will vest in three equal annual installments (for Messrs. Johnson, Honeyfield and Stratton, the first installment vested on March 1, 2019, the second installment vested on March 1, 2020, and the third installment will vest on March 1, 2021), and two-thirds of the RSUs are both performance based and time-based vesting RSUs that will vest, if at all, based on the volume-weighted average price of the Company’s common shares as measured over 60 consecutive trading days relative to pre-established price goals. the performance-based vesting condition is achieved on or prior to the third-year anniversary of the grant date, the RSUs that have become performance vested will then be subject to time-based vesting over the two- or three-year period, as applicable, following the date on which they became performance vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specific information with respect to unvested awards for each of our named executive officers outstanding as of December 31, 2019 assuming a market value of $0.11 per share (the closing stock price of the Company’s stock on December 31, 2019).

	Share Awards
	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (1)
Brad Johnson (2)	686,957	$75,565	1,701,159	$187,127
David W. Honeyfield (3)	316,208	$34,783	768,768	$84,564
Jerald J. Stratton, Jr. (4)	316,208	$34,783	768,768	$84,564

(1)

The values of the awards were calculated by multiplying the number of shares underlying the awards (assuming achievement at target for performance-based awards) by $0.11, which was the closing stock price of the Company’s on December 31, 2019. For more on the terms of these awards, see “Compensation Discussion and Analysis” above.

(2)

For Mr. Johnson, represents (i) 686,957 shares underlying time-based vesting RSUs, which vest, if at all, in two equal annual installments on May 25, 2020 and May 25, 2021 and three equal installments on March 1, 2020, March 1, 2021 and March 1, 2022 and (ii) 1,701,159 shares underlying RSU awards (assuming target achievement of performance conditions) which is subject to both time-based and performance-based vesting conditions granted under our A&R Stock Incentive Plan pursuant to RSU Grant Agreements and will vest, if at all, based on the volume-weighted average price of the Company’s common shares as measured over 60 consecutive trading days relative to Mr. Johnson’s pre-established price goals. If the performance-based vesting condition is achieved on or prior to the third-year anniversary of the grant date, the RSUs that have become performance vested will then be subject to time-based vesting over the two- or three-year period, as applicable, following the date on which they became performance vested.

(3)

For Mr. Honeyfield, represents (i) 316,208 shares underlying an RSU award which is subject to time-based vesting conditions and vest, if at all, (A) in three equal annual installments on March 1, 2020, March 1, 2021 and March 1, 2022, and two equal annual installments on November 9, 2020 and November 9, 2021, and (ii) 768,768 shares underlying RSUs awards (assuming target achievement of performance conditions) that are subject to both time-based and performance-based vesting conditions granted under our A&R Stock Incentive Plan pursuant to RSU Grant Agreements and will vest, if at all, on the volume-weighted average price of the Company’s common shares as measured over 60 consecutive trading days relative to Mr. Honeyfield’s pre-established price goals. If the performance-based vesting condition is achieved on or prior to the third-year anniversary of the grant date, the RSUs that have become performance vested will then be subject to time-based vesting over the two- or three-year period, as applicable, following the date on which they became performance vested.

(4)

For Mr. Stratton, represents (i) 316,208 shares underlying an RSU award which is subject to time-based vesting conditions and vest, if at all, (A) in three equal annual installments on March 1, 2020, March 1, 2021 and March 1, 2022, and two equal annual installments on May 25, 2020 and May 25, 2021, and (ii) 768,768 shares underlying RSUs awards (assuming target achievement of performance conditions) that are subject to both time-based and performance-based vesting conditions granted under our A&R Stock Incentive Plan pursuant to RSU Grant Agreements and will vest, if at all, on the volume-weighted average price of the Company’s common shares as measured over 60 consecutive trading days relative to Mr. Stratton’s pre-established price goals. If the performance-based vesting condition is achieved on or prior to the third-year anniversary of the grant date, the RSUs that have become performance vested will then be subject to time-based vesting over the two- or three-year period, as applicable, following the date on which they became performance vested.

Stock Vested

The following table sets forth specific information with respect to each vesting of stock during 2019 for each of our named executive officers on an aggregated basis.

______

	Share Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Brad Johnson	163,622	$63,813
David W. Honeyfield	68,176	$14,999
Jerald J. Stratton, Jr.	68,176	$26,589

__________

(1)

Represents the number of vested restricted shares multiplied by the closing price of the Company’s common stock on the vesting date.  For Messrs. Johnson and Stratton, the shares vested on May 25, 2019 and had a closing price of $0.391.  Mr. Honeyfield’s shares vested on November 9, 2019 and had a closing price of $0.215.

Potential Payouts Upon Termination or Change in Control

Our named executive officers are entitled to severance benefits if they experience certain terminations either in connection with, or outside of, a change in control, subject to their timely execution and non-revocation of a release of claims in favor of the Company.

The following table represents the amounts to which our named executive officers, or their estates or representatives, as applicable, would have been entitled to receive had their employment been terminated on December 31, 2019, or had a change in control occurred on December 31, 2019.

Name and Principal Position	Cash Severance ($) (1)	Accelerated Equity Awards ($) (2)	Benefits ($) (3)	Total ($)
Brad Johnson
Chief Executive Officer and President
With Cause	$—	$—	$—	$—
Resignation without Good Reason	$—	$—	$—	$—
Without Cause / with Good Reason (5)	$1,284,700	$213,274	$26,453	$1,524,427
Following, Upon, or in Anticipation of a Change of Control (6)(9)	$1,284,700	$213,274	$26,453	$1,524,427
Change in Control without Termination (6)	$—	$—	$—	$—
Death / Disability (11)	$309,700	$213,274	$—	$522,974
David W. Honeyfield
Senior Vice President and Chief Financial Officer
With Cause / without Good Reason	$—	$—	$—	$—
Without Cause / with Good Reason (7)(10)	$782,300	$91,182	$26,453	$899,935
Without Cause / with Good Reason Following a Change in Control (7)(10)	$782,300	$91,182	$26,453	$899,935
Change in Control without Termination	$—	$—	$—	$—
Death / Disability (7)(11)	$232,300	$91,182	$—	$323,482
Jerald J. Stratton, Jr.
Senior Vice President and Chief Operating Officer
With Cause / without Good Reason	$—	$—	$—	$—
Without Cause / with Good Reason (7)(10)	$714,400	$94,634	$26,453	$835,487
Without Cause / with Good Reason Following a Change in Control (7)(10)	$714,400	$94,634	$26,453	$835,487
Change in Control without Termination	$—	$—	$—	$—
Death / Disability (7)(11)	$214,400	$94,634	$—	$309,034

(1)

Severance payments provided pursuant to each executive officer’s employment agreement that was in effect as of December 31, 2019 as described in the section entitled “Executive Employment Agreements” above.

(2)

Amounts calculated based on the Company’s closing stock price of $0.11 as of December 31, 2019. For the performance based RSU awards held by named executive officers, the amounts reflected in the table above assume that performance conditions have been met or achieved at target. As explained below, for Messrs. Stratton and Honeyfield, upon a termination without cause or due to death or disability, of the two-thirds of their RSU awards that are subject to time-based and performance-based vesting, any portion that has not previously performance vested would be forfeited upon such termination event; however, given that we have assumed the performance conditions have been met at target for performance-based RSUs, the amounts in the table above reflect the accelerated vesting of such awards upon such termination.

(3)

The health and welfare benefits include the continuation of health insurance benefits at the COBRA rates. Based on each named executive officer’s respective employment agreement in effect on December 31, 2019, the amount reflects: for each Messrs. Johnson, Honeyfield and Stratton, up to 12 months.

(4)

For Mr. Johnson, amount includes (i) a cash severance payment of 150% of their respective base salary on the termination date and (ii) payment of his earned 2019 Annual Incentive Plan compensation amount based on the December 31, 2019 termination date, that would be paid upon a termination without cause or for good reason under his employment agreement.

(5)

For Messrs. Johnson, Stratton and Honeyfield, (i) upon a termination without cause or for good reason or due to death or disability, the time-based vesting portion of the RSU award (one-third of the award) will pro-rata vest based on the termination date, and (ii) for the remaining two-thirds of the RSUs subject to time-based and performance-based vesting, upon a termination without cause or due to death or disability, any portion of the award that has previously performance vested will accelerate and vest upon the termination date, and the amounts reflected above assume the performance conditions have been achieved (or vested) at target prior to the termination date.

(6)

For Messrs. Stratton and Honeyfield, amount includes (i) a cash severance payment of 100% of their respective base salary on the termination date and (ii) the pro-rata payment of their earned 2019 Annual Incentive Plan compensation amount based on the December 31, 2019 termination date, that, in each case, would be paid upon a termination without cause or for good reason under their employment agreements.

(7)

Amounts represent the 2019 Annual Incentive Plan bonuses earned by each named executive officer, pro-rated based on the termination date, that would be paid upon a termination due to death or disability.

Good reason is defined in each employment agreement and generally means the occurrence of one or more of the following: (i) any material reduction of the executive’s then-existing annual base salary or target amount under the Annual Incentive Plan; (ii) any material diminution of the executive’s duties, responsibilities or authority; and (iii) a relocation of the executive’s principal workplace to a work site that would increase the executive’s one-way commute distance by more than 50 miles from the executive’s then-existing workplace unless the executive consents in writing to such relocation. Under each employment agreement, the executive is required to provide the Company with at least 30 days written notice to resign and must specify if electing to resign with good reason.

Cause is defined in each employment agreement and generally means (i) the executive’s willful misconduct or gross negligence or failure with respect to executive’s duties; (ii) the executive’s commission of, indictment for, conviction of, or pleading of guilty or nolo contendere to any crime involving moral turpitude or executive’s performance of any act of theft, embezzlement, fraud, malfeasance, dishonestly or misappropriation; (iii) the executive’s use of illegal drugs or abuse of alcohol that materially impairs executive’s ability to perform executive’s duties; and (iv) the executive’s material breach of any fiduciary duty, any agreement or material violation of the Company’s code of conduct or other written policy.

As defined in the A&R Stock Incentive Plan, Change in Control generally means (i) a dissolution or liquidation of the Company, (ii) a sale of all or substantially all of the Company’s assets, or (iii) a merger, consolidation or combination involving the Company).

DIRECTOR COMPENSATION

Based on the recommendation of our Compensation Committee with assistance from LB&C, during 2019, each non-employee member of our Board (other than the Chairman who does not receive compensation for his service on the Board, and Mr. Johnson who is a named executive officer) received an annual cash retainer fee of $80,000 and equity-based awards under the A&R Stock Incentive Plan in the form of time-vesting RSUs that vested on March 1, 2020, the one-year anniversary of the effective date of the award, subject to continued service, with an upfront grant date value equivalent to $140,000.  The following table shows compensation paid to each of our non-employee directors who served during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Share Awards ($) (1)	All Other Compensation ($)	Total ($)
Sylvia K. Barnes (3)(5)	$66,000	$140,000	$—	$206,000
Neal P. Goldman (3)(4)	$106,500	$140,000	$—	$246,500
Michael J. Keeffe (3)(4)	$111,500	$140,000	$—	$251,500
Evan S. Lederman (6)	$—	$—	$—	$—
Stephen J. McDaniel (4)	$99,500	$140,000	$—	$239,500
Alan J. Mintz (3)(4)	$103,000	$140,000	$—	$243,000
Edward A. Scoggins, Jr. (3)(4)	$99,500	$140,000	$—	$239,500

(1)

Represents the aggregate grant date fair value of RSUs granted under the A&R Stock Incentive Plan without regard to forfeitures, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the director.

(2)

As of December 31, 2019, the total outstanding unvested RSUs held by each individual in the table above was: for Ms. Barnes, 201,439; for Mr. Goldman, 334,015; for Mr. Keeffe, 334,015; for Mr. Lederman, zero; for Mr. McDaniel, 334,015; for Mr. Mintz, 334,015; and for Mr. Scoggins, 334,015.

(3)

As applicable, includes $10,000 paid to Mr. Goldman for chairing the Compensation Committee, $15,000 paid to Mr. Keeffe for chairing the Audit Committee, and $5,000 paid to Mr. Mintz for chairing the Nominating and Corporate Governance Committee.  Also includes additional fees earned by Ms. Barnes and Messrs. Goldman, Keeffe, McDaniel, Mintz and Scoggins for service on the Board’s liability management committee or strategic alternatives committee, as applicable, which were formed as ad hoc committees in September 2019.

(4)

As previously disclosed in Form 4s filed on March 12, 2019, each of Messrs. Goldman, Keeffe, McDaniel, Mintz and Scoggins received an award of 201,439 time-based vesting RSUs granted March 8, 2019 that vested on March 1, 2020, and was subject to continued service as an outside director on the date the award was scheduled to vest.

(5)

As previously disclosed in a Form 4 filed on May 29, 2019, Ms. Barnes received an award of 201,439 time-based vesting RSUs granted May 24, 2019 that vest on March 1, 2020, and was subject to continued service as an outside director on the date the award was scheduled to vest.

(6)	Mr. Lederman does not receive compensation for his service on the Board.

Directors Deferred Compensation Plan

The Company maintains a directors’ deferred compensation plan, which plan was adopted by the Company effective May 9, 2018, pursuant to which our directors may elect to defer receipt of equity compensation awards for a minimum of three years up to a maximum of five years after the year in which the equity compensation is paid. Payment of a participant’s account will be made on the earliest to occur of the following events: (i) the distribution date specified in the participant’s deferral election (based on the date(s) designated by the Compensation Committee and set forth in the election notice), a separation from service, death, disability and a change in control.  Under the terms of the directors’ deferred compensation plan, each participant may elect to receive payments in the form of shares, cash or a combination of shares and cash for any fractional shares after payment in shares.

Directors’ RSU Grant Agreement

On June 8, 2018, each of the Board and the Compensation Committee approved a form restricted stock unit grant agreement for directors (the “2018 Director RSU Grant Agreement”) pursuant to which the non-employee directors of the Company may receive grants of RSUs as compensation for service on the Board, or, as applicable, a committee of the Board.

The 2018 Director RSU Grant Agreement is subject to the terms and conditions of the A&R Stock Incentive Plan and generally provides for the following terms:

•

100% of RSUs granted pursuant to the 2018 Director RSU Grant Agreement will vest in equal installments on each of the first or the first, second and third anniversaries, as applicable, of the grant date, provided that the recipient continues to be a member of the Board on the applicable vesting date.

•

In the event that a recipient’s service terminates for any reason prior to a Change in Control of the Company (as defined in the A&R Stock Incentive Plan), all outstanding RSUs that remain unvested as of the date of the termination will immediately be forfeited.

•

In the event that a recipient’s service terminates for any reason following a Change in Control of the Company (as defined in the A&R Stock Incentive Plan), all outstanding RSUs that remain unvested as of the date of the termination will immediately vest upon the termination.

On March 1, 2019, each of the Board and the Compensation Committee approved a form restricted stock unit grant agreement for directors (the “2019 Director RSU Grant Agreement”) pursuant to which the non-employee directors of the Company may receive grants of RSUs as compensation for service on the Board, or, as applicable, a committee of the Board.

The Director RSU Grant Agreement is subject to the terms and conditions of the A&R Stock Incentive Plan and generally provides for the following terms:

•

100% of RSUs granted pursuant to the 2019 Director RSU Grant Agreement will vest on the first anniversary of the grant date, provided that the recipient continues to be a member of the Board on the vesting date.

•

In the event that a recipient’s service terminates for any reason prior to a Change in Control of the Company, all outstanding RSUs that remain unvested as of the date of the termination will immediately be forfeited.

•

In the event that a recipient’s service terminates for any reason following a Change in Control of the Company, all outstanding RSUs that remain unvested as of the date of the termination will immediately vest upon the termination.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 1, 2020, certain information with respect to ownership of our common shares by (a) all persons known by us to be the beneficial owners of more than 5% of our outstanding common shares, (b) each of our directors, (c) each of our current and former executive officers named in the Summary Compensation Table (our “Named Executive Officers”), and (d) all such named executive officers and directors as a group. Unless otherwise indicated, all common shares are owned directly, and each owner has sole voting and investment power with respect to such shares listed next to their names in the following table.

The information as to shares beneficially owned has been obtained from filings made by the named beneficial owners with the SEC and Canadian regulatory authorities as of June 1, 2020, or, in the case of our directors and current executive officers, information that has been furnished by such individuals. Except as otherwise described below, the business address of each of the following beneficial owners is 116 East Inverness Drive, Suite 400, Englewood, CO 80112, (303) 708-9740.

Name of Beneficial Owner	Number of Common Shares	Percent of Class (a)
Named Executive Officers and Directors:
Brad Johnson	1,298,829	*
David W. Honeyfield	466,881	*
Jerald J. Stratton, Jr.	346,534	*
Evan S. Lederman	—	—
Sylvia K. Barnes	201,439	*
Neal P. Goldman	225,941	*
Michael J. Keeffe	296,976	*
Stephen J. McDaniel	236,320	*
Alan J. Mintz	252,019	*
Edward A. Scoggins, Jr.	201,439	*
Common shares all directors and named executive officers own as a group (10 persons)	3,526,378	1.8%
Greater than 5% Shareholders:
Fir Tree Capital Management LP (b)	26,598,611	13.3%
Avenue Capital Management II, L.P. (c)	14,318,555	7.2%
Disciplined Growth Investors, Inc. (d)	10,747,168	5.4%

* Less than 1%

(a)

As of May 31, 2020, there were 199,665,509 common shares outstanding. Common shares issuable upon the vesting of time-based restricted stock units within 60 days of the date of this Amended Filing are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those restricted stock units, but are not treated as outstanding for the purpose of computing the percentage ownership (x) of any other person or (y) of the aggregate held by all named executive officers and directors as a group. This table does not reflect any common shares issuable upon the vesting of performance-based restricted stock units.

(b)

Information is based on Schedule 13D/A filed with the SEC on June 3, 2020, by Fir Tree Capital Management LP (“FTCM”), representing that FTCM has the sole or shared voting and dispositive power over 26,598,611 of our common shares.  Evan S. Lederman is the Chairman of the Board of Directors of the Company and a Partner of FTCM. Mr. Lederman does not have voting and investment power with respect to the shares of common stock owned by the Fir Tree funds in his capacity as a Partner of FTCM.  The business address of the Fir Tree funds is c/o Fir Tree Capital Management LP., 55 West 46th Street 29th Floor, New York, NY 10036.

(c)

Information is based on Schedule 13D/A filed with the SEC on February 1, 2019 by Avenue Capital Management II, L.P., representing that Avenue Capital Management II, L.P., Avenue Capital Management II GenPar, LLC and Marc Lasry have shared voting and shared dispositive power over 14,318,555 of our common shares. Avenue Capital Management II, L.P. is an investment adviser.  Avenue Capital Management II GenPar, LLC is the general partner of Avenue Capital Management II, L.P.  Marc Lasry is the managing member of Avenue Capital Management II GenPar, LLC. The business address of the foregoing beneficial owners is 399 Park Avenue, 6th Floor, New York, NY 10022.

(d)

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Ultra Petroleum Corp. 2017 Stock Incentive Plan	—	—	12,588,352
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

Review, Approval and Ratification of Related Party Transactions.

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We have developed and implemented processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our Annual Report on Form 10-K. In addition, our Nominating Committee or our Board (if appropriate) reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related person transaction, consideration is given to:

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

Related Party Transactions.

Since the beginning of fiscal year 2018, there have been no transactions in excess of $120,000 between us and a related person in which the related person had a direct or indirect material interest.

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

Board Composition and Independence from Management

Although our common shares were delisted from the NASDAQ and now trade on the OTC Bulletin Board, our Corporate Governance Principles incorporate many of the governance standards utilized by NASDAQ and we continue to review all new and proposed listing and compliance standards of the NASDAQ.  The Board has determined that seven of our eight current directors, Ms. Barnes, Messrs. Goldman, Keeffe, Lederman, McDaniel, Mintz and Scoggins, are “independent directors” pursuant to the corporate governance standards for companies listed on the NASDAQ. It is a policy of our Board that a majority of the members of the Board be independent of our management. For a director to be “independent,” the Board affirmatively determines that the director has no material relationship with us that would interfere with the exercise of his or her independent judgment. The director may not be one of our officers or employees or be an officer or employee of any of our affiliates and may not have served in such capacity during the past three years. In addition, a director will not be deemed independent if he or she:

•

Has accepted or has a family member who has accepted any payments from us or from any of our affiliates in excess of $120,000 during any twelve-month period over the past three years (excluding compensation for board service, payments arising solely from investments in our securities, compensation paid to a family member who is a non-executive employee of ours or of any affiliate of ours, compensation received for former service as an interim chairman or chief executive officer, or benefits under a tax-qualified retirement plan or non-discretionary compensation);

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

Consistent with what our Board believes to be the best governance practices and to promote open discussion among our non-management directors, our non-management directors meet in separate executive (private) sessions following each regularly scheduled meeting of our Board. Mr. Lederman, as non-executive Chairman of the Board, presides over the separate executive (private) sessions.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for each of the year ended December 31, 2019, and fees billed for other services rendered by Ernst & Young LLP during that year.

	2019	2018
	(in thousands)
Audit Fees (1)	$1,258	$1,281
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,258	$1,281

(1)

Audit fees includes the aggregate fees for (a) professional services rendered by the independent registered public accounting firm for the annual audit of our financial statements and internal controls over financial reporting, (b) review of financial statements included in our Registration Statements and quarterly reports filed with the SEC, (c) comfort letters issued in connection with our Registration Statements, and (d) services that are typically provided by the independent registered public accounting firm in connection with other statutory and regulatory filings made by the Company during those fiscal years.

All of the services provided by our independent registered public accounting firm during 2019 were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting.

Audit Committee Report

Acting pursuant to its Charter, our Audit Committee reviewed and discussed our audited financial statements at, and for the year ended, December 31, 2019 with management and our independent auditors and recommended to our Board of Directors that the financial statements be included in our Annual Report on Form 10-K for 2019. This recommendation was based on: the Audit Committee’s review of the audited financial statements; discussion of the financial statements with management; discussion with our independent auditors, Ernst & Young LLP, of the matters required to be discussed by auditing standards generally accepted in the United States of America, including the matters required to be discussed by SAS 61 and the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board; receipt from Ernst & Young LLP of the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees); discussions with Ernst & Young LLP regarding its independence from the Company and our management; and Ernst & Young LLP’s confirmation that it would issue its opinion that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries and the results of their respective operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Mr. Michael J. Keeffe, Chairman

Mr. Stephen J. McDaniel

Mr. Alan J. Mintz

Part IV

Item 15.     Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.  Financial Statements:     Reference is made to the Index to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on April 15, 2020.

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

#10.20	Ultra Petroleum Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 12, 2018).

#10.21	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by Ultra Petroleum Corp. on April 12, 2017).

#10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 14, 2018).

#10.23	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019)

#10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019)

#10.25	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 12, 2018).

#10.26	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on November 9, 2018).

#10.27	Employment Agreement of Brad Johnson dated as of March 11, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

#10.28	Employment Agreement of David W. Honeyfield dated as of November 5, 2018 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Ultra Petroleum Corp. on March 7, 2019).

#10.29	Employment Agreement of Jerald J. “Jay” Stratton dated as of May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 1, 2018).

#10.30	Employment Agreement of James N. Whyte dated as of April 22, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on August 9, 2019).

#10.31	Employment Agreement of Kason D. Kerr dated as of April 22, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on August 9, 2019).

#10.32

Employment Agreement of Maree K. Delgado dated as of August 15, 2018 (incorporated by reference to Exhibit 10.6 to the  Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on November 9, 2018).

#10.33	Employment Agreement of Kent Rogers dated as of March 11, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

#10.34	Employment Agreement of Mark T. Solomon, dated as of June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 20, 2019).

#10.35	Ultra Petroleum Corp. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Ultra Petroleum Corp. on March 7, 2019).

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

*21.1	List of Subsidiaries of Ultra Petroleum Corp. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*23.1	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

**31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*99.1

Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2019 (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*99.2

Reserve Report Summary prepared by Netherland, Sewell & Associates, Inc. as of March 31, 2020 (incorporated by reference to Exhibit 99.2 of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*101.DEF	XBRL Taxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*	Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the SEC on April 15, 2020, which is being amended hereby
**	Furnished herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Brad Johnson
Name: Brad Johnson
Title: President and Chief Executive Officer

Date: June 4, 2020