Form 10-Q
period 2020-03-31
ULTRA PETROLEUM CORP
filed 2020-06-04
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. YES ☑   NO ☐

The number of shares, without par value, of Ultra Petroleum Corp., outstanding as of May 31, 2020 was 199,665,509.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Ultra Petroleum Corp. (the “Company” or “Ultra”) on May 12, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”), originally due on May 15, 2020, would be delayed due to disruptions caused by the COVID-19 coronavirus (“COVID-19”) pandemic. In particular, the ongoing COVID-19 pandemic’s effect on economic activity across the globe resulted in a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position. Additionally, overall demand for natural gas and crude oil was negatively impacted due to decreased economic activity, stay-at-home orders, and decreasing manufacturing and transportation requirements; each of these created more pressure on commodity prices.  These events have worsened a deteriorated oil market which followed the early-March 2020 failure by the Organization of Petroleum Exporting Countries (“OPEC”) and the non-OPEC oil producing countries to reach an agreement over proposed oil production cuts. These significant and rapid changes required complex accounting judgments and revisions of estimates upon which the Company’s financial statements are based, which required additional time for compilation, preparation, and review necessary to prepare the Company’s Quarterly Report.

The Company relied on Release No. 34- 88318 issued by the Securities and Exchange Commission on March 4, 2020, as

modified by Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report.

PART I – FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,571	$1,664
Restricted cash	1,926	1,777
Oil and gas revenue receivable and other receivables, net of allowances $11,967	42,453	78,321
Derivative assets	44,261	32,100
Income tax receivable	—	881
Other current assets	7,911	10,746
Total current assets	103,122	125,489
Oil and gas properties, net, using the full cost method of accounting:
Proven, net of accumulated depletion, depreciation, amortization and impairments	1,266,743	1,552,419
Property, plant and equipment, net	8,435	9,779
Long-term right-of-use assets	116,579	119,496
Other assets	5,779	8,093
Total assets	$1,500,658	$1,815,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,314	$13,570
Accrued liabilities	41,885	44,480
Production taxes payable	72,088	53,428
Current portion of long-term debt
Credit facility	—	64,700
Long-term debt	1,928,528	1,928,048
Add: Premium on exchange transactions	193,237	203,883
Less: Unamortized deferred financing costs and discount	(43,730)	(46,421)
Total current portion of long-term debt, net	2,078,035	2,150,210
Interest payable	23,390	29,903
Lease liabilities	12,166	11,938
Derivative liabilities	4,866	20,692
Total current liabilities	2,241,744	2,324,221
Long-term lease liabilities	104,447	107,587
Asset retirement obligations	197,482	193,995
Other long-term obligations	18,181	34,287
Total liabilities	2,561,854	2,660,090
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock - As of March 31, 2020 and December 31, 2019, no par value; authorized - unlimited; issued and outstanding - 199,310,216 and 197,888,473, respectively	2,141,751	2,140,520
Treasury stock	(49)	(49)
Retained loss	(3,202,898)	(2,985,285)
Total shareholders' deficit	(1,061,196)	(844,814)
Total liabilities and shareholders' equity	$1,500,658	$1,815,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Revenues:
Natural gas sales	$114,281	$245,989
Oil sales	15,574	23,465
Other revenues	221	2,007
Total operating revenues	130,076	271,461
Expenses:
Lease operating expenses	19,411	17,225
Facility lease expense	5,463	6,645
Production taxes	13,922	30,175
Gathering fees	16,682	19,817
Transportation charges	3,894	64
Depletion, depreciation, and amortization	47,284	51,653
Ceiling test write-down	242,603	—
General and administrative expenses	8,379	7,051
Prepetition restructuring expenses	2,644	—
Other operating expenses, net	3,438	684
Total operating expenses	363,720	133,314
Operating income (loss)	(233,644)	138,147
Other income (expense), net:
Interest expense	(30,398)	(33,327)
Gain (loss) on commodity derivatives	44,294	(64,339)
Other income (expense), net	2,094	166
Total other income (expense), net	15,990	(97,500)
Income (loss) before income tax (benefit) provision	(217,654)	40,647
Income tax (benefit) provision	(49)	(27)
Net income (loss)	$(217,605)	$40,674
Net earnings (loss) per common share
Basic	$(1.10)	$0.21
Diluted	$(1.10)	$0.21
Weighted-average common shares outstanding
Basic	198,333	197,383
Diluted	198,333	197,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Retained (Loss) Earnings	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at December 31, 2018	197,383	$2,137,443	$(3,186,016)	$(49)	$(1,048,622)
Fair value of employee stock plan grants	—	1,127	—	—	1,127
Initial adoption of ASC 842	—	—	92,818	—	92,818
Net income	—	—	40,674	—	40,674
Balances at March 31, 2019	197,383	$2,138,570	$(3,052,524)	$(49)	$(914,003)

	Common Stock		Retained (Loss) Earnings	Treasury Stock	Total Shareholders' (Deficit) Equity
	Shares	Amount
Balances at December 31, 2019	197,888	$2,140,520	$(2,985,285)	$(49)	$(844,814)
Net share settlements	1,422	—	(8)	—	(8)
Fair value of employee stock plan grants	—	1,231	—	—	1,231
Net income (loss)	—	—	(217,605)	—	(217,605)
Balances at March 31, 2020	199,310	$2,141,751	$(3,202,898)	$(49)	$(1,061,196)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating activities - cash provided by:
Net income (loss) for the period	$(217,605)	$40,674
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation, and amortization	47,284	51,653
Ceiling test write-down	242,603	—
Unrealized loss (gain) on commodity derivatives	(27,945)	(14,292)
Stock compensation	1,180	841
Payable-in-kind (“PIK”) interest payable	2,917	3,183
Amortization of premium on debt exchange	(10,647)	(9,716)
Amortization of deferred financing costs	3,459	3,123
Inventory write-down	3,336	—
Other	(127)	582
Net changes in operating assets and liabilities:
Accounts receivable	35,869	50,243
Other current assets	(564)	(307)
Other non-current assets	30	30
Accounts payable	(3,637)	(359)
Accrued liabilities	(985)	4,425
Production taxes payable	18,660	25,743
Interest payable	(6,513)	99
Other long-term obligations	(14,590)	(11,663)
Income taxes payable/receivable	881	6,431
Net cash provided by operating activities	73,606	150,690
Investing Activities - cash used in:
Oil and gas property expenditures	(220)	(92,352)
Change in capital cost accrual and accounts payable	(2,229)	1,702
Inventory	—	419
Proceeds from sale of capital assets	1,469	—
Purchase of capital assets	(424)	(211)
Net cash used in investing activities	(1,404)	(90,442)
Financing activities - cash used in:
Borrowings under Credit Agreement	88,880	232,000
Payments under Credit Agreement	(153,580)	(298,000)
Payments under Term Loan	(2,438)	—
Deferred financing costs	—	(488)
Repurchased shares from net share settlements	(8)	—
Net cash used in financing activities	(67,146)	(66,488)
Increase (decrease) in cash during the period	5,056	(6,240)
Cash, cash equivalents, and restricted cash, beginning of period	3,441	19,305
Cash, cash equivalents and restricted cash, end of period	$8,497	$13,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All dollar amounts in this Quarterly Report on Form 10-Q are expressed in U.S. dollars unless otherwise noted.

DESCRIPTION OF THE BUSINESS:

Ultra Petroleum Corp. and its wholly-owned subsidiaries (collectively the “Company,” “Ultra,” “our,” “we,” or “us”) is an independent oil and gas company engaged in the operation and production, development and exploration, and acquisition of oil and natural gas properties. Ultra Petroleum Corp. is incorporated under the laws of Yukon, Canada. The Company’s principal business activities are operating and developing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of southwest Wyoming.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11:

On May 14, 2020 (the “Petition Date”), Ultra Petroleum Corp. and all of its direct and indirect subsidiaries, including UP Energy Corporation (“UPE”), Ultra Resources, Inc. (“Ultra Resources”), Keystone Gas Gathering, LLC, Ultra Wyoming, LLC, Ultra Wyoming LGS, LLC, UPL Pinedale, LLC, and UPL Three Rivers Holdings, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Court”). The Court entered an order to jointly administer the Chapter 11 cases under the caption In re Ultra Petroleum Corp., et al., Case No. 20-32631 (collectively, the “Chapter 11 Cases”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Court.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default that accelerated the Company’s obligations under the following debt instruments:

•

The Credit Agreement, dated as of April 12, 2017, as amended (the “Credit Agreement”), by and between Ultra Resources, as borrower, the Company and UPE as parent guarantors, Bank of Montreal, as administrative agent, and the lenders party thereto (the “Consenting RBL Lenders”);

•

the Term Loan Agreement, dated as of April 12, 2017, as amended (the “Term Loan Agreement”), by and between Ultra Resources, as borrower, the Company and UPE as parent guarantors, Wilmington Trust, National Association (“WTNA”), as administrative and collateral agent, and the lenders party thereto (the “Consenting Term Lenders” and, together with the Consenting RBL Lenders, the “Consenting Lenders”);

•

the Company’s 9.00% Cash / 2.00% PIK Senior Secured Second Lien Notes due July 2024 (the “Second Lien Notes”), issued pursuant to the indenture, dated December 21, 2018, by and between Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and U.S. Bank, as trustee;

•

the Company’s 6.875% Senior Notes due April 2022 (the “2022 Notes”), issued pursuant to the indenture, dated April 12, 2017, by and between Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and UMB Bank, N.A., as trustee; and

•

the Company’s 7.125% Senior Notes due April 2025 (the “2025 Notes”  and together with the 2022 Notes, the “Unsecured Notes”), issued pursuant to the indenture, dated April 12, 2017, by and between Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and UMB Bank, N.A., as trustee.  The Unsecured Notes interest payments due in April 2020 have not been paid as of the date of this filing, which also created an event of default.

Accordingly, the Company has classified all of its outstanding debt as a current liability on its condensed consolidated balance sheet as of March 31, 2020.

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with the holders of (i) 100% of the aggregate principal amount of loans outstanding under the Credit Agreement; (ii) approximately 85% of the aggregate principal amount of loans outstanding under the Term Loan Agreement; and (iii) 67% of the Second Lien Notes issued pursuant to the Second Lien Indenture, by and between Ultra Resources, as issuer, and U.S. Bank National Association, a national banking association (“U.S.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Bank”), as trustee and collateral agent, (the “Consenting Noteholders” and, together with the Consenting Lenders, the “Restructuring Support Parties”).

Pursuant to the RSA, the Restructuring Support Parties agreed (subject to the terms and conditions of the RSA) to vote to accept the Debtors’ prepackaged joint Chapter 11 Plan of Reorganization (as proposed, the “Plan”) described below.

Also on the Petition Date, consistent with the RSA, the Debtors solicited acceptances of and filed with the Court the proposed Plan which, subject to Court approval and the requisite support of the Debtors’ creditors:

•	equitizes or eliminates all of the Debtors’ prepetition indebtedness;
•	provides for a $25 million DIP Facility (as defined below) to the Company by certain Consenting Term Lenders;
•

provides for a new capital investment by the Consenting Term Lenders of up to approximately $85 million under an equity rights offering, with proceeds to be utilized by the Company to repay the value of the Credit Agreement including the letter of credit obligation associated with Rockies Express Pipeline (“REX”), net of impairment; the outstanding borrowings and balance of the DIP Facility (defined below); and, to provide the option for up to $15 million of proceeds in the event of a use of such funds;

•	contemplates a term loan of up to $5 million being issued upon exit with no prepayment penalties;
•	contemplates an exit revolving credit facility with a $60 million commitment amount and an initial $100 million borrowing base;
•

contemplates the rejection of the obligations under the REX firm transportation agreement through December 2026 and the rejection of the lease contract with the remaining term through December 2027 for the liquids gathering system owned by Pinedale Corridor, LP;

•	pays all ongoing trade obligations in the ordinary course; and
•	contains customary releases and exculpations.

During the quarter ended March 31, 2020, the Company recognized $2.6 million consisting of professional, advisory, consulting, and legal fees related to the Chapter 11 Cases.  These expenses are reported as Pre-petition restructuring expenses on the condensed consolidated statement of operations.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into a senior secured super priority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of May 19, 2020, among Ultra Resources, as borrower, UPE and the other Filing Subsidiaries, as guarantors, WTNA, as administrative agent and collateral agent, and the lenders party thereto. The DIP Credit Agreement provides for a multi-draw term loan credit facility in an aggregate principal amount of $25 million (the “DIP Facility”). Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay certain fees, costs, disbursements and expenses of the Consenting Term Lenders, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such prepetition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, reporting by the Filing Subsidiaries in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget.

Ability to Continue as a Going Concern. The significant risks and uncertainties related to the Company’s liquidity and the Chapter 11 Cases described above raise substantial doubt about the Company’s ability to continue as a going concern. As such, the accompanying condensed consolidated financial statements (unaudited) are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

As discussed above, the filing of the Chapter 11 Cases constitutes an event of default under the Company’s outstanding debt agreements, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt.  The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As part of the Chapter 11 Cases, the Company submitted the Plan to the Bankruptcy Court.  The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases.  The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors.  There can be no assurance that the Company will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern absent a successful restructuring.

Furthermore, as noted in the Annual Report on Form 10-K, the Company’s independent registered public accounting firm included an explanatory paragraph in its opinion of the audited consolidated financial statement regarding substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company was in default under each of the Credit Agreement and Term Loan Agreement on April 14, 2020 when it delivered its financial statements to the lenders under the Credit Agreement and the Term Loan Agreement, respectively.

Accordingly, the Company has classified all of its outstanding debt as a current liability on its condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.

1. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) on a going concern basis for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Significant Accounting Policies:  The significant accounting policies followed by the Company are set forth in Note 1 – Significant Accounting Policies, in the 2019 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Form 10-K.

Reclassifications: Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation.

Reorganization Accounting: Effective May 14, 2020, as a result of the filing of the Chapter 11 Cases, the Company began accounting and reporting according to FASB ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

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

Recent Accounting Pronouncements Not Yet Adopted:

Financial Instruments. In June 2016, The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company for starting January 1, 2023. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes). This guidance eliminates certain exceptions

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. We are currently assessing the potential impact of ASU 2020-04 on our consolidated financial statements.

2. REVENUE RECOGNITION:

Revenue from Contracts with Customers

Sales of oil and natural gas are recognized at the point when title and custody (collectively, “control”) of the product is transferred to the customer, collectability is reasonably assured, and the performance obligations are satisfied. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering line or a transmission line, the quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price we receive for our produced oil and natural gas fluctuates to remain competitive with other available oil and natural gas supplies.

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

Prior-period performance obligations

We record revenue in the month when control is transferred to the purchaser and all contractual obligations are satisfied. However, settlement statements for certain natural gas sales may not be received for 30 to 90 days after the date production is delivered.  Consequently, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have been insignificant. Revenue recognized related to performance obligations satisfied in prior reporting periods was not material for the three months ended March 31, 2020 and 2019.

3. OTHER CURRENT ASSETS:

The following table summarizes the major components of Other current assets included on the condensed consolidated balance sheet:

	March 31,	December 31,
	2020	2019
Deposits and retainers	$526	$651
Prepaids and others	1,442	1,087
Crude oil	958	1,032
Pipe and production equipment	4,985	7,976
Total Other current assets	$7,911	$10,746

During the quarter ended March 31, 2020, the Company recorded a write-down of pipe and production inventory to the lower of cost or net realizable value. The Company’s inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of transportation. Accordingly, the Company recorded a write-down of pipe and production equipment of $3.3 million. The non-cash expense is reported as Other operating expenses on the condensed consolidated statement of operations.

4. OIL AND GAS PROPERTIES:

	March 31,	December 31,
	2020	2019
Proven properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$11,820,726	$11,820,392
Less: Accumulated depletion, depreciation, amortization, and impairment	(10,553,983)	(10,267,973)
Total Oil and gas properties, net	$1,266,743	$1,552,419

The Company uses the full cost method of accounting for its oil and natural gas exploration and development activities and it is required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings.

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

As a result of the decrease in both quantities of oil and gas reserves, as well as the discounted future cash flow estimates, the Company recorded an increased rate of DD&A per Mcfe and recorded a $242.6 million non-cash write-down of the carrying value of the Company’s oil and gas properties from the ceiling test limitation as of March 31, 2020. Given the continued depressed commodity prices, there is a reasonable possibility that the value of the reserves will be further reduced in future quarters, requiring an additional ceiling test write-down.

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

Certain share-based payments subject to market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share. Thus, they are excluded from the diluted earnings per share denominator until the market conditions are met. Additionally, warrants are excluded from the diluted earnings per share denominator until the date on which the volume-weighted average price of the Common Shares is at least $2.50 per Common Share for 30 consecutive trading days. For further information on the warrants, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following table provides a reconciliation of components of basic and diluted net income per common share:

	For the Three Months Ended
	March 31,
	2020	2019
	(Share amounts in 000's)
Net income (loss)	$(217,605)	$40,674
Weighted average common shares outstanding - basic	198,333	197,383
Effect of dilutive instruments	—	418
Weighted average common shares outstanding - diluted	198,333	197,801
Basic	$(1.10)	$0.21
Diluted	$(1.10)	$0.21

6. DEBT:

Chapter 11 Cases and Effect of Automatic Stay. On May 14, 2020, the Debtors filed for relief under Chapter 11 of the United States Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement, Term Loan Agreement, Second Lien Indenture, and the Unsecured Notes Indentures, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt.  Any efforts to enforce payment obligations related to the Company’s debt, including the acceleration thereof, have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the United States Bankruptcy Code. For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11. All debt obligations has been classified as current as of March 31, 2020.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables summarize the Company’s debt instruments as of March 31, 2020, and December 31, 2019:

	March 31, 2020
	Principal repayment obligation (1)	Unamortized DFC and discounts (2)(3)	Unamortized premium (3)	Carrying value
Credit Facility, secured, due January 2022	$—	$—	$—	$—
Term Loan, secured, due April 2024	966,319	(21,359)	—	944,960
Second Lien Notes, secured, due July 2024	586,770	—	193,237	780,007
6.875% Notes, unsecured, due April 2022	150,439	(10,077)	—	140,362
7.125% Notes, unsecured, due April 2025	225,000	(12,294)	—	212,706
Total debt, net	$1,928,528	$(43,730)	$193,237	$2,078,035

(1)	Includes PIK interest on the Term Loan and Second Lien Notes of $1.1 million and $14.7 million, respectively.
(2)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the condensed consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

(3)

As a result of the Bankruptcy Petitions filed on May 14, 2020, subsequent to March 31, 2020, the Company wrote off approximately $144.0 million of unamortized net deferred financing costs, discounts, and premium, net.

	December 31, 2019
	Principal repayment obligation (1)	Unamortized DFC and discounts (2)	Unamortized premium	Carrying value
Credit Facility, secured, due January 2022	$64,700	$—	$—	$64,700
Term Loan, secured, due April 2024	968,756	(22,498)	—	946,258
Second Lien Notes, secured, due July 2024	583,853	—	203,883	787,736
6.875% Notes, unsecured, due April 2022	150,439	(11,146)	—	139,293
7.125% Notes, unsecured, due April 2025	225,000	(12,777)	—	212,223
Total debt, net	$1,992,748	$(46,421)	$203,883	$2,150,210

(1)	Includes PIK interest on the Term Loan and Second Lien Notes of $1.1 million and $11.8 million, respectively.
(2)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the condensed consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

Credit Agreement.  On April 12, 2017, Ultra Resources entered into the Credit Agreement, as the borrower, with the Company and UPE, as parent guarantors, Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement.

As of March 31, 2020, Ultra Resources had zero outstanding borrowings under the Revolving Credit Facility. The Company had $10.2 million of outstanding letters of credit. Total commitments under the Revolving Credit Facility were $100 million. As a result of the commencement of the Chapter 11 Cases, the Company is no longer in compliance with the covenants under the Credit Agreement and the lender’s commitments under the Credit Agreement have been terminated.  The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

In February 2020, Ultra Resources entered into a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with the RBL Administrative Agent and the RBL Lenders party thereto. Pursuant to the Sixth Amendment and the spring 2020 borrowing base redetermination, both of which were completed in February 2020, the Borrowing Base (as defined in the Credit Agreement) was reduced, effective April 1, 2020, to $1.075 billion, with $100 million attributed to the Revolving Credit Facility. As described in previous periodic reports, the commitment amount for the Revolving Credit Facility was reduced from $200 million to $120 million on February 29, 2020 based on the Fifth Amendment to the Credit agreement, and then from $120 million to $100 million, as established by the Sixth Amendment. Also included in the Sixth Amendment was the reduction of the anti-cash hoarding amount to $15 million and a provision to complete the borrowing base redetermination quarterly.

Prior to default and as stayed by the relief provided by the filing of the Chapter 11 Cases, the Revolving Credit Facility has $35.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(b) the base rate plus an applicable margin that varies from 150 to 250 basis points based upon the borrowing base utilization grid. The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.  Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, of 50 basis points. Ultra Resources is also required to pay customary letter of credit and fronting fees.  The Revolving Credit Facility’s original maturity date is January 12, 2022; however, if the Plan is confirmed the Revolving Credit Facility will terminate in connection with the Company’s emergence from bankruptcy.

The Credit Agreement established a maximum capital expenditure provision and other affirmative and negative covenants which are no longer applicable under the mandatory stay order effected by the Chapter 11 filing. The affirmative and negative covenants include compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Revolving Credit Facility.

Term Loan. On April 12, 2017, Ultra Resources entered into the Term Loan Agreement, as borrower, with the Company and UPE, as parent guarantors, Barclays Bank PLC, as administrative agent, and with the other lenders party thereto from time to time (collectively, the “Term Loan Lenders”) providing for a term loan credit facility. As of March 31, 2020, Ultra Resources had a balance of approximately $966.3 million in borrowings, including $1.1 million of PIK interest. The administrative and collateral agent responsibilities were transferred to WTNA on May 14, 2020.

Subject to the stay order referenced previously, borrowings under the Term Loan Agreement bear interest at a rate equal to either (a) a customary London interbank offered rate plus 400 basis points or (b) the base rate plus 300 basis points, in each case, of which 25 basis points of the applicable margin is payable-in-kind (“PIK”) solely upon election by Ultra Resources. During 2019, the Company has elected the PIK option for several of its selected interest payments.  In the third quarter 2019, the Company began electing not to utilize this PIK option.

Prior to default, the borrowings under the Term Loan Agreement amortized in equal quarterly installments in aggregate annual amounts equal to 0.25% of the initial aggregate principal amount. The stated maturity date of the Term Loan Agreement is April 12, 2024; however, the Term Loan Agreement and its maturity date will be impacted by the final resolution of the Chapter 11 Cases.

Other provisions of the Term Loan have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Term Loan are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Term Loan Agreement.

Second Lien Notes. As of March 31, 2020, Ultra Resources had approximately $586.8 million, including $14.7 million of PIK interest, in outstanding borrowings of the Second Lien Notes pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and WTNA, as trustee and collateral agent. The trustee and collateral agent responsibilities were transferred to US Bank, N.A. on May 14, 2020.

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

Subject to the stay order previously described, interest on the Second Lien Notes accrued at (i) an annual rate of 9.00% payable in cash and (ii) an annual rate of 2.00% PIK. The cash interest payment dates for the Second Lien Notes were January 15 and July 15 of each year, commencing in July 2019. The Company has accounted for such PIK interest as an increase to the principal outstanding. The Second Lien Notes have a stated maturity date of July 12, 2024; however, the Second Lien Notes and their maturity date will be impacted by the final resolution of the Chapter 11 Cases.

Other provisions of the Second Lien Notes have been disclosed in previous filings and have been deleted from this filing as compliance elements of the Second Lien Notes are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Second Lien Notes.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Senior Unsecured Notes. At March 31, 2020, Ultra Resources had approximately $150.4 million of the 2022 Notes outstanding and $225.0 million of the 2025 Notes outstanding. The Unsecured Notes are treated as a single class of securities under the Unsecured Notes Indenture. UMB Bank, N.A. is now serving as the trustee for the Unsecured Notes Indenture.

Prior to default, the 2022 Notes were scheduled to mature on April 15, 2022. Interest on the 2022 Notes accrued at an annual rate of 6.875% and interest payment dates for the 2022 Notes were April 15 and October 15 of each year. The 2025 Notes were scheduled to mature on April 15, 2025. Interest on the 2025 Notes accrued at an annual rate of 7.125% and interest payment dates for the 2025 Notes are April 15 and October 15 of each year. Interest was to be paid on the Unsecured Notes from the issue date until maturity. Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Unsecured Notes.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into the DIP Credit Agreement. The DIP Credit Agreement provides for the DIP Facility. Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay the fees, costs, disbursements and expenses of the Consenting Term Lenders, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such prepetition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility bears an interest rate of LIBOR plus 100 basis points, subject to a LIBOR floor of 1.0%. Unutilized fees are 50 basis points and the upfront fees were $0.4 million.  The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, reporting by the Filing Subsidiaries in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget.

7. SHARE BASED COMPENSATION:

Valuation and Expense Information

	For the Three Months
	Ended March 31,
	2020	2019
Total cost of share-based payment plans	$1,231	$1,127
Amounts capitalized in oil and gas properties and equipment	$51	$286
Amounts charged against income, before income tax benefit	$1,180	$841
Amount of related income tax benefit recognized in income before valuation allowance	$248	$177

Performance Share Plans:

2017 Stock Incentive Plan. In April 2017, the Ultra Petroleum Corp. 2017 Stock Incentive Plan (“2017 Stock Incentive Plan”) was established by our board of directors (the “Board”) pursuant to which 7.5% of the equity in the Company (on a fully-diluted/fully-distributed basis) is reserved for grants to be made from time to time to the directors, officers, employees, and consultants of the Company. Detailed historical activity associated with the 2017 Stock Incentive Plan is disclosed in Note 7 of the December 31, 2019 Form 10-K. Activity pertaining to the period being presented in this report is described below.

In March 2019, management incentive plan grants were exchanged for new equity awards of time-based and performance-based restricted stock units. The Company evaluated the cancellation of an outstanding award of stock-based compensation followed by the issuance of a replacement award under ASC 718. For this modification, the fair value of the award is assessed both prior to modification and after modification. Per ASC 718, if the fair value after modification exceeds the fair value prior to modification, incremental expense is generated and recognized over the remaining vesting period.

Long Term Incentive Awards. In 2018 and March 2019, the Board approved long-term incentive awards under the 2017 Stock Incentive Plan in order to further align the interests of key employees with shareholders and to give key employees the opportunity to share in the long-term performance of the Company when specific corporate financial and operational goals are achieved. The awards cover a performance period of three years and include time-based and performance-based measures established by the Board at the beginning of the three-year period.

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

Expense. The accounting for existing share-based compensation awards will continue throughout the period covered by the Chapter 11 Cases. For the three months ended March 31, 2020, the Company recognized $1.2 million in pre-tax compensation expense, which is included within General and administrative expenses on the condensed consolidated statement of operations. During the three months ended March 31, 2019, the Company recognized $0.8 million in pre-tax compensation expense.

8. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 21% due primarily to the adjustment of the valuation allowances against the deferred tax assets.

The Company has a valuation allowance recorded against all deferred tax assets as of March 31, 2020. Some or all of this valuation allowance may be reversed in future periods against future income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Further guidance and clarifications continue to be issued regarding the regulations and provisions of the Tax Act. The Company will continue to monitor these new regulations and analyze their applicability and impact on the Company.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business but does not expect the impact to be material.

The future availability of U.S. federal income tax attributes associated with existing net operating loss carryforwards, interest deduction carryforwards, and other tax attributes of the Company will be affected by the ultimate outcome of the Chapter 11 Cases.  Generally speaking, the equitization and termination of indebtedness will result in cancelation of indebtedness income (“CODI”).  While anticipated CODI will not result in an immediate tax liability to the Company, such CODI will result in a reduction of our tax attributes.  Additionally, the “ownership change” that will result, from the anticipated equitization will, under section 382 of the Internal Revenue Code of 1986, as amended, result in a significant limitation being imposed on our ability to utilize certain tax attributes, unless we are able to, and do not elect to, utilize section 382(l)(5) of the Internal Revenue Code of 1986.

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

Under the Revolving Credit Facility, the Company was subject to minimum hedging requirements through March 31, 2020. As of April 1, 2020, the Company is longer be subject to a minimum hedging requirement.

As a result of the Chapter 11 filing and while in bankruptcy, the terms of the DIP facility and the exit revolving credit facility commitment filed with the Plan limits the Company’s ability to enter into hedges for no more than 25% and 15% of its projected monthly proved developed oil and gas reserve projections in 2020 and 2021, respectively. Following the Company’s emergence from bankruptcy, the terms of the exit revolving credit facility will require the Company to have a rolling hedging requirement, based on the most recently delivered reserve report, of 33% of forecast natural gas production for the immediately succeeding twelve-month period, plus a minimum of 25% of forecast natural gas production for the immediate succeeding six-month period thereafter.

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

Commodity Derivative Contracts: At March 31, 2020, the Company had open commodity derivative contracts to manage commodity price risks as presented in the table below. For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty. For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period. For the collars, the Company pays the counterparty if the market price is above the ceiling price and the counterparty pays if the market price is below the floor price on a notional quantity. For deferred premium puts, the Company pays the deferred premium in the month of settlement.  To the extent the market price is below the put price, the counterparty owes the Company the difference between the market price and put price in the period of settlement.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties. Refer to Note 10 – Fair Value Measurements for more information regarding the fair value of the Company’s derivative instruments.

The table below reflects the commodity derivative contracts that were outstanding as of March 31, 2020.  Subsequent to March 31, 2020, the Company received $8.3 million and $6.5 million in April and May respectively, from the scheduled settlements of derivatives. Additionally, subsequent to March 31, 2020 and prior to its Chapter 11 filing, the  Company monetized all of its remaining derivative contracts and received proceeds of approximately $12.8 million.  The actual amounts realized differed from the fair values as of March 31, 2020, due to different commodity prices at the time of settlement.

Type/Year	Index	Total Volumes	Weighted Average Price per Unit	Fair Value - March 31, 2020
		(in millions)		Asset (Liability)
Crude oil fixed price swaps		(Bbl)	($/Bbl)
2020 (April through September)	NYMEX-WTI	0.2	$59.79	$7,960

Type/Year	Index	Total Volumes	Weighted Average Floor Price ($/MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Fair Value - March 31, 2020
		(in millions)			Asset (Liability)
Natural gas collars		(Mmbtu)
2020 (April through December)	NYMEX	57.4	$2.39	$2.87	$26,255
2021	NYMEX	7.2	$2.46	$3.05	$(180)

Natural gas deferred premium put options (1)		(Mmbtu)
2020 (April through December)	NYMEX	13.4	$2.42	N/A	$5,360
(1)	The natural gas deferred premium put options include an average deferred premium cost of $0.13.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months
	Ended March 31,
Commodity Derivatives (in thousands):	2020	2019
Realized gain on commodity derivatives - natural gas (1)	$11,452	$(81,203)
Realized gain on commodity derivatives - oil (1)	4,897	2,572
Unrealized gain on commodity derivatives (1)	27,945	14,292
Total gain (loss) on commodity derivatives	$44,294	$(64,339)
(1)	Included in Gain (Loss) on commodity derivatives in the condensed consolidated statements of operations.

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

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$44,261	$—	$44,261
Total derivative instruments	$—	$44,261	$—	$44,261
Liabilities:
Current derivative liability	$—	$4,866	$—	$4,866
Total derivative instruments	$—	$4,866	$—	$4,866

The Company entered into commodity derivative contracts and as a result, we expose ourselves to counterparty credit risk. Credit risk is the potential failure of the counterparty to perform under the terms of a derivative contract. In order to minimize our credit risk in derivative instruments, we (i) enter into derivative contracts with counterparties that our management has deemed credit worthy as competent and competitive market makers and (ii) routinely monitor and review the credit of our counterparties. In addition, each of our current counterparties are lenders under our Revolving Credit Facility. We believe that all of our counterparties are of substantial credit quality. Other than as provided in our Revolving Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2020, we did not have any past-due receivables from, or payables to, any of the counterparties of our derivative contracts. Refer to Note 9 – Derivative Financial Instruments for additional details on our derivative financial instruments.

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

	March 31, 2020		December 31, 2019
	Principal	Estimated	Principal	Estimated
	repayment obligation	Fair Value	repayment obligation	Fair Value
Credit Facility, secured, due January 2022	$-	$-	$64,700	$64,700
Term Loan, secured, due April 2024	966,319	396,191	968,756	566,723
Second Lien Notes, secured, due July 2024	586,770	44,008	583,853	86,994
6.875% Notes, unsecured, due April 2022, issued 2017	150,439	16,172	150,439	18,805
7.125% Notes, unsecured, due April 2025, issued 2017	225,000	16,598	225,000	15,750
Total debt	$1,928,528	$472,969	$1,992,748	$752,972

11. COMMITMENTS AND CONTINGENCIES:

Chapter 11 Proceedings

On May 14, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code.  The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases.  In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Company (other than regulatory enforcement matters), including those noted below.  For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization Under Chapter 11 and Note 6 – Debt.

Litigation Matters

Pending Claims – Ultra Resources Indebtedness

On April 29, 2016, the Company and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the Court.  Our 2016 Chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.).  On March 14, 2017, the Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Prior Plan”) and on April 12, 2017, we emerged from bankruptcy.

The Prior Plan provided for the treatment of claims against our bankruptcy estates, including claims for prepetition liabilities that have not otherwise been satisfied or addressed before we emerged from Chapter 11 proceedings. The claims resolution process associated with our Chapter 11 proceedings is on-going, and we expect it to continue for an indefinite period of time.

ULTRA PETROLEUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During our previous bankruptcy proceedings in 2016 and 2017, many holders of this indebtedness filed proofs of claim with the Court, asserting claims for the outstanding balance of the indebtedness, unpaid prepetition interest, unpaid postpetition interest (including interest at the default rates under the prepetition debt agreements), make-whole amounts, and other fees and obligations allegedly arising under the prepetition debt agreements. As previously disclosed, in connection with our emergence from bankruptcy and in accordance with the Prior Plan, all of our obligations with respect to Ultra Resources prepetition indebtedness and the associated debt agreements were cancelled, except to the limited extent expressly set forth in the Prior Plan, and the holders of claims related to the indebtedness received payment in full of allowed claims (including with respect to outstanding principal, unpaid prepetition interest, and certain other prepetition fees and obligations arising under the debt agreements). In connection with the confirmation and consummation of the Prior Plan, we entered into a stipulation with the claimants pursuant to which we agreed to establish and fund a $400.0 million reserve account after the Company’s emergence from bankruptcy, pending resolution of make-whole and postpetition interest claims. On April 14, 2017, we funded the account. Following our emergence from bankruptcy, we continued to dispute the claims made by holders of the Ultra Resources’ indebtedness for certain make-whole amounts and postpetition interest at the default rates provided for in the debt agreements.

On September 22, 2017, the Court denied the Company’s objection to the pending make-whole and postpetition interest claims. On October 6, 2017, the Court entered an order requiring the Company to distribute amounts attributable to the disputed claims to the applicable parties. Pursuant to the order, on October 12, 2017, the Company distributed $399.0 million from the reserve fund to the parties asserting the make-whole and postpetition interest claims and $1.3 million (the balance remaining after distributions to the parties asserting claims) was returned to the Company. The disbursement of $399.0 million was comprised of $223.8 million representing the fees owed under the make-whole claims and $175.2 million representing postpetition interest at the default rate. The Company appealed the court order denying its objections to these claims to the U.S. Court of Appeals for the Fifth Circuit (the “Appellate Court”).

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

On January 17, 2019, the Appellate Court issued an opinion vacating the order of the Court that had denied the Company’s objection to the asserted make-whole and post-petition interest claims and remanding the matter and those determinations to the Court for further reconsideration.  On January 31, 2019, the holders of these claims filed a petition for rehearing en banc.

During 2019, the Company entered into additional settlement agreements with holders of certain make-whole and post-petition interest claims.  Pursuant to these settlements, the parties agreed to settle the pending disputes between such holders and the Company, and the holders collectively agreed to pay approximately $13.5 million to the Company.  As of March 31, 2020, there is approximately $240 million of claims subject to the Appellate Court decision.  It is not possible to determine the ultimate disposition of these matters at this time.

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

12. SUBSEQUENT EVENTS:

As previously mentioned, the Company filed for bankruptcy protection under Chapter 11 on May 14, 2020.  For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements.

The Company has evaluated the period subsequent to March 31, 2020, for material events that did not exist at the balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as otherwise disclosed herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and operating results of Ultra Petroleum Corp. and its wholly-owned subsidiaries (collectively, the “Company,” “Ultra,” “we,” or “us”) should be read in conjunction with the Company’s condensed consolidated financial statements and related notes. Except as otherwise indicated, all amounts are expressed in U.S. dollars.

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

Other risks and uncertainties include, but are not limited to, the risks related to the Company’s voluntary petition for relief under Chapter 11; expectations relating to the duration, effects and ultimate outcome of the Chapter 11 cases, the adequacy of the Company’s sources of liquidity and capital resources, including after entering into the DIP Credit Agreement; the effects of the Chapter 11 Cases on the Company and its various constituents, including its stockholders; the Company’s ability to obtain the Court’s approval with respect to motions or other requests made to the Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession; the Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general; the Company may not be able to obtain the Court’s confirmation of the Plan or may have to modify the terms of the Plan; the Plan may not become effective; third-party motions in the Chapter 11 Cases, which may interfere with the Company’s ability to consummate the Plan of Reorganization; the length of time the Company will operate under the Chapter 11 Cases; the Company’s ability to comply with the restrictions imposed by the financing arrangements entered into pursuant to the Company’s filing for bankruptcy; the Company’s ability to satisfy the conditions and milestones set forth in the Restructuring Support Agreement; the Company’s ability to enter into commodity derivatives for future production on favorable terms; the Company’s ability to implement strategies to reduce costs, increase operational efficiencies and lower its capital spending in connection with the COVID-19 pandemic; increased competition; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases; the timing and extent of changes in prices for oil and gas, particularly in the areas where the Company owns properties, conduct operations, and markets its production; as well as the timing and extent of the Company’s success in discovering, developing, producing and estimating oil and gas reserves; the ability and willingness of members of the Organization of Petroleum Exporting Countries (“OPEC”) along with non-OPEC oil-producing countries to agree to and maintain oil price and production controls; the Company’s ability to successfully monetize the properties it is marketing; weather and government regulation; and the availability of oil field services, personnel and equipment.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional risks related to the Company’s business.

OVERVIEW:

The Company is an independent exploration and production company focused on developing and producing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of southwest Wyoming. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

The Company conducts operations exclusively in the United States. Substantially all of its oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. The Company continues to focus on disciplined capital allocation decisions, generating operating cash flows, reducing its indebtedness, and preserving future potential drilling inventory for more constructive natural gas prices.  The Company’s emphasis on these elements is critically relevant as the natural gas commodity price has eroded over the course of 2019 and into the first quarter of 2020.  Given Ultra’s focus on profitability and generating operating cash flows to repay its indebtedness, the Company elected to suspend drilling operations in the third quarter of 2019, as the investment returns were uneconomical in the current commodity price environment.  The Company determined it is in the best interest of its stakeholders to retain core personnel necessary in order to operate its prolific asset base safely, efficiently, and profitably; to ensure necessary regulatory and environmental compliance; to continue to fulfill its obligations as a public reporting company; to continue to dedicate appropriate resources to studying the underlying geologic and subsurface in order to maximize the value of the Pinedale and Jonah fields; and to prepare to resume a drilling program with much of the historical knowledge and intellectual property developed over many years by Ultra personnel.

The Company currently generates its revenue, earnings and cash flow from the production and sales of natural gas and crude oil and condensate from its Pinedale field.  Total production for the quarter ended March 31, 2020 was 48.5 Bcf of natural gas and 331.0 MBbl of crude oil and condensate, for a total of 50.5 Bcfe of production.  For the three months ended March 31, 2020, cash flow from operations was $73.6 million.

RECENT DEVELOPMENTS:

Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code. On May 14, 2020 (the “Petition Date”), Ultra Petroleum Corp. and all of its direct and indirect subsidiaries (the “Debtors”), filed voluntary cases (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Court.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default and resulted in the automatic and immediate acceleration of all of the Company’s debt outstanding.  Accordingly, the Company has classified all of its outstanding debt as a current liability on its condensed consolidated balance sheet as of March 31, 2020.

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with the holders the Credit Agreement, Term Loan Agreement, and Second Lien Notes. Pursuant to the RSA, the Restructuring Support Parties agreed (subject to the terms and conditions of the RSA) to vote to accept the Debtors’ prepackaged Joint Chapter 11 Plan of Reorganization (as proposed, the “Plan”) described below.

Also on the Petition Date, consistent with the RSA, of the Debtors solicited acceptances of and filed with the Court the proposed Plan which, subject to Court approval and the requisite support of the Debtors’ creditors:

•	equitizes or eliminates all of the Debtors’ prepetition indebtedness;
•	provides for a $25 million DIP Facility (as defined below) to the Company by certain Consenting Term Lenders;
•

provides for a new capital investment by the Consenting Term Lenders of up to approximately $85 million under an equity rights offering, with proceeds to be utilized by the Company to repay the value of the Credit Agreement including the letter of credit obligation associated with Rockies Express Pipeline (“REX”), net of impairment; the outstanding borrowings and balance of the DIP Facility; and, to provide the option for up to $15 million of proceeds in the event of a use of such funds;

•	contemplates a term loan of up to $5 million being issued upon exit with no prepayment penalties;
•	contemplates an exit revolving credit facility with a $60 million commitment amount and an initial $100 million borrowing base;
•

contemplates the rejection of the obligations under the REX firm transportation agreement through December 2026 and the rejection of the lease contract with the remaining term through December 2027 for the liquids gathering system owned by Pinedale Corridor, LP;

•	pays all ongoing trade obligations in the ordinary course; and
•	contains customary releases and exculpations.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into a senior secured super priority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of May 19, 2020, among Ultra Resources, as borrower, UPE and the other Filing Subsidiaries, as guarantors, WTNA, as administrative agent and collateral agent, and the lenders party thereto. The DIP Credit Agreement provides for a multi-draw term loan credit facility in an aggregate principal amount of $25 million (the “DIP Facility”). Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay certain fees, costs, disbursements and expenses of the Consenting Term Lenders, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such prepetition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, reporting by the Filing Subsidiaries in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget.

For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements.

OPERATIONS HIGHLIGHTS:

The production results for the three months ended March 31, 2020 were slightly favorable to our initial expectations at the beginning of the year driven by strong performance in overall up-time of the operations and improved operating parameters from our gas gather. For the three months ended March 31, 2020, we produced 48.5 Bcf of natural gas and approximately 331,000 Bbls of condensate, resulting in a total production of 50.5 Bcfe. The daily production rate was approximately 554,000 Mcfe per day.

The prices of oil and natural gas are critical factors to the Company’s business. On a per unit basis, the average realized prices for the Company in the quarters ended March 31, 2020 and 2019, excluding realized gains and losses on commodity derivatives, was $2.57 per Mcfe and $4.33 per Mcfe, respectively.  Included in these net realized prices is an improved price premium above index pricing resulting from the renegotiation of certain marketing agreements. The average price realization for the Company during the quarter ended March 31, 2020 was $2.90 per Mcfe, including realized gains and losses on commodity derivatives, compared to $3.07 per Mcfe during the quarter ended March 31, 2019.

The average price realization for the Company’s natural gas during the quarter ended March 31, 2020 was $2.59 per Mcf, including realized gains and losses on commodity derivatives, compared to $2.77 per Mcf during the quarter ended March 31, 2019. The average price realization for the Company’s natural gas during the quarters ended March 31, 2020 and 2019, excluding realized gains and losses on commodity derivatives, was $2.36 per Mcf and $4.13 per Mcf, respectively.

The average price realization for the Company’s crude oil and condensate during the quarter ended March 31, 2020 was $61.85 per barrel, including realized gains and losses on commodity derivatives, compared to $59.58 per barrel during the quarter ended March 31, 2019. The average price realization for the Company’s crude oil and condensate during the quarter ended March 31, 2020, excluding realized gains and losses on commodity derivatives, was $47.05 per barrel, compared to $53.70 per barrel during the quarter ended March 31, 2019.

While there has been significant volatility in commodity prices for several years, beginning in March 2020, oil and natural gas commodity prices have experienced extreme volatility primarily attributable to decreased demand resulting from the COVID-19 pandemic and to the actions of OPEC and other oil exporting nations to cut the price for crude oil. These events have adversely affected commodity prices and increased the level of uncertainty regarding future price realizations.

The Company utilizes derivative commodity contracts in order to limit the impact of this commodity price volatility on its results. In addition to fixed price swap contracts, the Company utilizes costless collars and deferred put contracts, with low premium costs, to provide a degree of floor price protection and allow the Company to participate in more upward price exposure.  The Company also enters into short-term fixed price forward physical delivery contracts for natural gas and oil from time-to-time. Under the Credit Agreement, the Company was subject to minimum hedging requirements through March 31, 2020. As of April 1, 2020, the Company is no longer subject to a minimum hedging requirement.

As a result of the Chapter 11 filing and while in bankruptcy, the terms of the DIP facility and the exit revolving credit facility commitment filed with the Plan limits the Company’s ability to enter into hedges for no more than 25% and 15% of its projected proved developed reserve projections in 2020 and 2021, respectively. Following the Company’s emergence from bankruptcy, the terms of the exit revolving credit facility will require the Company to have a rolling hedging requirement, based on the most recently delivered reserve report, of 33% of forecast production for the immediately succeeding twelve-month period, plus a minimum of 25% of forecast production for the immediate succeeding six-month period thereafter.

As previously announced, the Company suspended its operated drilling program in the Pinedale Field in September 2019.  The total capital investment in oil and gas properties was $0.2 million for the three months ended March 31, 2020.

CONSOLIDATED RESULTS OF OPERATIONS:

The following table summarizes our unaudited condensed consolidated statement of operations for the periods indicated:

	For the Quarter Ended
	Ended March 31,		%
	2020	2019	Variance
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	48,468	59,574	(19)%
Crude oil and condensate (Bbl)	331	437	(24)%
Total production (Mcfe)	50,454	62,196	(19)%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$2.36	$4.13	(43)%
Natural gas ($/Mcf, including realized hedges)	$2.59	$2.77	(6)%
Oil and condensate ($/Bbl, excluding hedges)	$47.05	$53.70	(12)%
Oil and condensate ($/Bbl, including realized hedges)	$61.85	$59.58	4%

Revenues:
Natural gas sales	$114,281	$245,989	(54)%
Oil sales	15,574	23,465	(34)%
Other revenues	221	2,007	(89)%
Total operating revenues	$130,076	$271,461	(52)%

Derivatives:
Realized gain (loss) on commodity derivatives	$16,349	$(78,631)	(121)%
Unrealized gain (loss) on commodity derivatives	27,945	14,292	96%
Total Gain (loss) on commodity derivatives	$44,294	$(64,339)	(169)%

Operating Costs and Expenses:
Lease operating expenses	$19,411	$17,225	13%
Facility lease expense	$5,463	$6,645	(18)%
Production taxes	$13,922	$30,175	(54)%
Gathering fees	$16,682	$19,817	(16)%
Transportation charges	$3,894	$64	5984%
Depletion, depreciation, and amortization	$47,284	$51,653	(8)%
Ceiling test write-down	$242,603	$—	n/a
General and administrative expenses	$8,379	$7,051	19%
Prepetition restructuring expenses	$2,644	$—	n/a

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.38	$0.28	36%
Facility lease expense	$0.11	$0.11	—
Production taxes	$0.28	$0.49	(43)%
Gathering fees	$0.33	$0.32	3%
Transportation charges	$0.08	$—	n/a
Depletion, depreciation, and amortization	$0.94	$0.83	13%
General and administrative expenses	$0.17	$0.11	55%
Prepetition restructuring expenses	$0.05	$—	n/a

Quarter Ended March 31, 2020 vs. Quarter Ended March 31, 2019

Production, Commodity Prices and Revenues:

Production. During the quarter ended March 31, 2020, total production decreased on a gas equivalent basis to 50.5 Bcfe compared to 62.2 Bcfe for the same period in 2019. The decrease is primarily attributable to the Company’s decision to suspend its operated drilling program effective and as announced in September 2019. The Company’s production has decreased as expected, based on the natural decline of the proven developed wells that were online as of the end of September 2019, and no new wells have come online since that time.

Commodity Prices – Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 6% to $2.59 per Mcf during the quarter ended March 31, 2020, as compared to $2.77 per Mcf for the same period in 2019. The Company has entered into various natural gas price commodity derivative contracts with contract periods extending through the first quarter of 2021.  Refer to Note 9 – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements for additional details relating to these derivative contracts. During the quarter ended March 31, 2020 and 2019, the Company’s average price for natural gas, excluding realized gains and losses on commodity derivatives, was $2.36 per Mcf and $4.13 per Mcf, respectively. While the Company benefited from a net positive basis differential of $0.265 per MMBtu for the quarter ended March 31, 2020, the positive basis differential realization of $0.641 per MMBtu in the first quarter of 2019 was even stronger driven by supply outages from Canadian imports.

Commodity Prices – Oil. Realized oil prices, including realized gains and losses on commodity derivatives, increased to $61.85 per barrel during the quarter ended March 31, 2020, as compared to $59.58  per barrel for the same period in 2019. The Company has entered into various oil price commodity derivative contracts with contract periods extending through the third quarter 2020. Refer Note 9 – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements for additional details relating to these derivative contracts. During the three months ended March 31, 2020, the Company’s average price for oil, excluding realized gains and losses on commodity derivatives, was $47.05 per barrel as compared to $53.70 per barrel for the same period in 2019.

Revenues. During the quarter ended March 31, 2020, revenues decreased to $130.1 million as compared to $271.5 million for the same period in 2019. This decrease is primarily attributable to the decrease in total production and the decrease in natural gas prices.

Operating Costs and Expenses:

The Company has been focused on continued cost management and expects total costs to trend down. However, on a per Mcfe basis, the Company expects pressure on Lease Operating Expense (“LOE”) and General and Administrative Expenses due to the expected decrease in future production as the Company has suspended its operated drilling program and is susceptible to declining base production from its proved developed producing reserves.  Management expects it can mitigate some of this per unit pressure through further cost management and investment initiatives. However, with certain costs being fixed, it is not expected to fully mitigate this pressure.

Lease Operating Expense. LOE increased to $19.4 million during the quarter ended March 31, 2020, as compared to $17.2 million during the same period in 2019. The increase for the period was attributable to an increase in net water handling costs, as well as an increase in environmental monitoring costs in the first quarter of 2020 as compared to the same period in 2019. These costs increased LOE by approximately $0.06 per Mcfe for the quarter ended March 31, 2020 as compared to the same period in 2019. On a unit of production basis, LOE costs increased to $0.38 per Mcfe during the quarter ended March 31, 2020, as compared with $0.28 per Mcfe during the same period in 2019.

General and Administrative Expenses. During the quarter ended March 31, 2020, General and Administrative Expenses increased to $8.4 million as compared to $7.1 million for the same period in 2019. Due to the suspension of the drilling program in September 2019, the Company reduced its capitalized overhead which is the primary increase in General and Administrative Expenses quarter ended March 31, 2020 as compared to the same period in 2019. On a per unit basis, General and Administrative Expenses increased to $0.17 per Mcfe for the quarter ended March 31, 2020 compared to $0.11 per Mcfe for the same period in 2019 due to decreased production.

The Company analyzes the combined LOE and General and Administrative Expenses as controllable costs.  The combined LOE and General and Administrative Expenses for the quarter ended March 31, 2020, was $0.55 per Mcfe compared to $0.39 per Mcfe for the same period in 2019.  Management also analyzes the combined LOE and General and Administrative Expenses, excluding the non-cash element of stock compensation. The cash component of LOE and General and administrative expenses for the quarter ended March 31, 2020, was $0.53 per Mcfe compared to $0.38 per Mcfe for the same period in 2019, with the changes being driven by the items described above.

Prepetition Restructuring expenses. During the quarter ended March 31, 2020, the Company recognized $2.6 million consisting of professional, advisory, consulting and legal fees related to the Chapter 11 Cases. For additional information on the Company’s

Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements. On a unit of production basis, prepetition restructuring expenses were $0.05 per Mcfe.

Facility Lease Expense. In 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale field. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provides for an initial term of 15 years, and annual base rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index), which base rent may increase if certain volume thresholds are exceeded. For the quarters ended March 31, 2020 and 2019, the Company recognized expense associated with the Lease Agreement of $5.5 million and $6.6 million, respectively. The decrease in cost in 2020 as compared to 2019 was a result of reduced production year-over-year and the amount of liquids running through the leased LGS facilities, thereby eliminating the variable rent component under of the Lease Agreement.

Production Taxes. During the quarter ended March 31, 2020, production taxes decreased to $13.9 million compared to $30.2 million during the same period in 2019, or $0.28 per Mcfe compared to $0.49 per Mcfe, respectively. Production taxes in Wyoming are primarily calculated based on a percentage of revenue from the physical production and realized revenues, excluding derivative hedge settlements, after certain deductions and were 10.7% of revenues for the quarter ended March 31, 2020 and 11.1% of revenues for the same period in 2019.

Transportation Charges. During the quarter ended March 31, 2020, transportation charges were $3.9 million, or $0.08 per Mcfe. Commencing on December 1, 2019 and extending for a term expiring December 31, 2026, the Company has committed to firm transportation capacity of 200,000 Dekatherms per day at a rate of approximately $0.37 per Dekatherm on the Rockies Express Pipeline. This agreement provides the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to capture improved basis differentials available at sales points along the Rockies Express Pipeline, if any.

Gathering Fees. During the quarter ended March 31, 2020, gathering fees decreased to $16.7 million compared to $19.8 million during the same period in 2019, related to decreased production volumes. On a per unit basis, gathering fees increased slightly to $0.33 per Mcfe for the quarter ended March 31, 2020 as compared to $0.32 per Mcfe in the same period in 2019.  This is a result of the renegotiation of a marketing agreement in the fourth quarter of 2019 whereby gas revenue and gathering fees were both increased. As previously mentioned, the renegotiation impacted the combination of gathering, processing, and gas purchase agreements. The per unit impact of these negotiations was an increase in total value of approximately $0.04 per Mcfe.  Because the gathering fees are charged on a per unit basis, management expects the gathering fees on a unit basis to be relatively consistent, except for contractual pricing adjustments for such services, into the future.

Depletion, Depreciation and Amortization. During the quarter ended March 31, 2020, depletion, depreciation and amortization (“DD&A”) expense decreased to $47.3 million from $51.7 million for the same period in 2019. On a unit of production basis, the DD&A rate increased to $0.94 per Mcfe for the quarter ended March 31, 2020 compared to $0.83 per Mcfe for the same period in 2019.  The primary driver of the rate increase on a per unit basis is a result of reduced volumes attributable to the March 31, 2020 proved reserves. The March 31, 2020 proved reserves were 1,766 Bcfe, all of which are proved developed reserves, and by volume are comprised of 96% natural gas and 4% oil with prices of $2.30 per MMBtu for Henry Hub natural gas and $55.96 per Bbl for West Texas Intermediate oil.

Ceiling Test Write-down. During the quarter ended March 31, 2020, the Company recorded a $242.6 million non-cash write-down of the carrying value of its proved oil and natural gas properties as a result of ceiling test limitations. The ceiling test was calculated based upon the SEC based reserve preparation as of March 31, 2020. As disclosed in the Form 10-K, the pricing applied to reserves prepared for SEC presentation are the average of quoted market prices in effect on the first day of the month for the preceding twelve month period for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have a write-down related to the full cost ceiling limitation during the quarter ended March 31, 2019.

Other operating expenses.  During the quarter ended March 31, 2020, the Company incurred $3.4 million of other operating expenses.  Of this amount, $3.3 million related to the non-cash inventory impairment and $0.1 million of other recurring and nonrecurring expenses.  During the quarter ended March 31, 2019, the Company incurred $0.6 million of other operating expenses.

Other Income and Expenses:

Interest Expense. Interest expense decreased to $30.4 million during the quarter ended March 31, 2020 as compared to $33.3 million during the same period in 2019. Interest expense is comprised of four primary elements: (i) cash interest expense; (ii) PIK interest expense; (iii) amortization of deferred premium; and (iv) amortization of deferred financing costs. The table below reflects the comparative amounts in each period presented (in thousands).  The primary driver of the decreased interest expense was a reduction in the LIBOR rate by approximately 20 basis points during the first quarter 2020. Additionally, the Company had a lower balance on its Revolving Credit Facility during the quarter ended March 31, 2020 as compared to the same period in 2019.  In conjunction with the issuance of the Second Lien Notes, the Company recognized a deferred premium which is amortized over the term of the Second Lien Notes.

	For the Three Months Ended March 31,
	2020	2019
Cash interest expense	$34,669	$36,737
PIK interest expense	2,917	3,183
Amortization of deferred premium	(10,647)	(9,716)
Amortization of deferred financing costs and discount	3,459	3,123
Total interest expense	$30,398	$33,327

Other Income (Expense).  During the quarter ended March 31, 2020, the Company recorded other income of $2.1 million in Other income (expense) on the condensed consolidated statement of operations which is attributed to a severance tax adjustment from the state of Utah.

Commodity Derivatives:

Gain (Loss) on Commodity Derivatives. During the quarter ended March 31, 2020, the Company recognized a gain of $44.3 million, as compared to a loss of $64.3 million related to commodity derivatives for the same period in 2019. Of this total, the Company recognized $16.3 million related to a realized gain on commodity derivatives that were settled during the quarter ended March 31, 2020, as compared with $78.6 million related to a realized loss on commodity derivatives during the same period in 2019. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This amount also includes an unrealized gain of $27.9 million on commodity derivatives during the quarter ended March 31, 2020, as compared to an unrealized gain of $14.3 million during the same period in 2019. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.

Net Income (Loss):

Pretax Income. During the quarter ended March 31, 2020, the Company recognized loss before income taxes of $217.7 million compared to income before income taxes of $40.6 million for the same period in 2019.

Income Taxes. The Company has a recorded valuation allowance against all deferred tax assets as of March 31, 2020. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income. During the quarter ended March 31, 2020, the Company recognized net loss of $217.6 million, or $1.10 per diluted share, as compared to a net income of $40.7 million, or $0.21 per diluted share, for the same period in 2019. The operating income and operating expense elements together with ceiling test impairment of $242.6 million, offset by the $44.3 million gain on commodity derivatives were the primary elements resulting in net loss during the quarter ended March 31, 2020, as compared to the net income result from the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES:

Overview. During the three months ended March 31, 2020, we funded our operations entirely through cash flows from operating activities.  At March 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility balance decreased by $64.7 million from December 31, 2019. The Company was able to make repayments under the Revolving Credit Facility due to its decision to curtail the deployment of capital and to deliver on its strategy of generating operating cash flows in excess of capital deployment. The borrowing base attributed to the Revolving Credit Facility was adjusted down to $100 million effective April 1, 2020.

As of March 31, 2020, the Company had $1.9 billion of other indebtedness outstanding in the form of term loans, secured notes and unsecured notes with maturities in 2022 through 2025.

On April 14, 2020, the Company no longer had access to the available commitment amount under the Revolving Credit Facility due to the occurrence of a default.  This default was the issuance of a going concern qualification to the audit opinion in the December

31, 2019 financial statements. On the date of the going concern qualification default, the Company had cash of $15.2 million, and an outstanding Revolving Credit Facility balance of $52.7 million.  The Revolving Credit Facility balance was reduced prior to the bankruptcy Petition Date when the provisions of the anti-cash hoarding required a repayment.

On April 15, 2020, the Company decided to forgo the interest payments due under its Unsecured Notes obligations resulting in a second default. Both defaults had a 30-day grace period with the first grace period expiring on May 14, 2020 and the second grace period expiring the following day.  During these grace periods, the Company remained compliant with the anti-cash hoarding limit of $15 million as established under the Credit Agreement.  On May 14, 2020, the Company filed its Chapter 11 Case with $11.0 million cash on hand and $46.3 million outstanding on the Revolving Credit Facility.

Chapter 11 Cases and Effect of Automatic Stay.  On May 14, 2020, the Debtors filed for relief under Chapter 11 of the United States Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement, Term Loan Agreement, Second Lien Note Indenture, and the Unsecured Note Indentures, resulting in the automatic and immediate acceleration of all of our outstanding debt.  Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the United States Bankruptcy Code.  For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements.

On May 14, 2020, the Debtors entered into the RSA with certain creditors to support a restructuring in accordance with the terms set forth in our Plan.  As more fully disclosed in the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements, the Plan and the RSA contemplate a restructuring which would provide for the treatment of holders of certain claims and existing equity interests. Accordingly, the liquidity for the Company during the bankruptcy proceedings will come from cash on hand, the initial $10 million draw on the debtor-in-possession term loan, and net operating cash flows during the bankruptcy period.  The Company has been granted first day motions that will generally allow the Company to continue to execute its business plan and to conduct its operations in the normal course for the duration of the Chapter 11 Cases.

As part of the RSA and the Plan, the Company has secured commitments for a new exit credit facility with a $60 million commitment amount under a $100 million borrowing base with the same parties that are currently parties to the Company’s existing Revolving Credit Facility.  Given the contemplated restructuring described by the Plan, this will be a new facility and not a continuation or amendment of the current Revolving Credit Facility.

Capital Expenditures. For the three months ended March 31, 2020, total capital expenditures were $0.2 million. As previously discussed, the Company suspended its operated drilling program in late September 2019. Per the RSA, the Company has agreed to a budget, as defined in the Plan resulting in only minimal capital investments in our Pinedale field while the RSA is in effect.

Credit Agreement.  On April 12, 2017, Ultra Resources entered into the Credit Agreement, as the borrower, with the Company and UPE, as parent guarantors, Bank of Montreal, as administrative agent (the “RBL Administrative Agent”), and the other lenders party thereto from time to time (collectively, the “RBL Lenders”), providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement.

As of March 31, 2020, Ultra Resources had zero outstanding borrowings under the Revolving Credit Facility. The Company had $10.2 million of outstanding letters of credit. Total commitments under the Revolving Credit Facility were $100 million. As a result of the commencement of the Chapter 11 Cases, the Company is no longer in compliance with the covenants under the Credit Agreement and the lender’s commitments under the Credit Agreement have been terminated.  The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

In February 2020, Ultra Resources entered into a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with the RBL Administrative Agent and the RBL Lenders party thereto. Pursuant to the Sixth Amendment and the spring 2020 borrowing base redetermination, both of which were completed in February 2020, the Borrowing Base (as defined in the Credit Agreement) was reduced, effective April 1, 2020, to $1.075 billion, with $100 million attributed to the Revolving Credit Facility. As described in previous periodic reports, the commitment amount for the Revolving Credit Facility was reduced from $200 million to $120 million on February 29, 2020 based on the Fifth Amendment to the Credit agreement, and then from $120 million to $100 million, as established by the Sixth Amendment. Also included in the Sixth Amendment was the reduction of the anti-cash hoarding amount to $15 million and a provision to complete the borrowing base redetermination quarterly.

Prior to default and as stayed by the relief provided by the filing of the Chapter 11 Cases, the Revolving Credit Facility has $35.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points based upon the borrowing base utilization grid.  The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds

4.00 to 1.00.  Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, of 50 basis points. Ultra Resources is also required to pay customary letter of credit and fronting fees.  The Revolving Credit Facility’s original maturity date is January 12, 2022; however, if the Plan is confirmed the Revolving Credit Facility will terminate in connection with the Company’s emergence from bankruptcy.

The Credit Agreement established a maximum capital expenditure provision and other affirmative and negative covenants which are no longer applicable under the mandatory stay order effected by the Chapter 11 filing.  The customary affirmative and negative covenants include compliance with laws (including environmental laws, ERISA and anti-corruption laws), delivery of quarterly and annual financial statements and oil and gas engineering reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Revolving Credit Facility.

Term Loan. On April 12, 2017, Ultra Resources entered into the Term Loan Agreement, as borrower, with the Company and UPE, as parent guarantors, Barclays Bank PLC, as administrative agent, and with the other lenders party thereto from time to time  providing for a term loan credit facility. As of March 31, 2020, Ultra Resources had a balance of approximately $966.3 million in borrowings, including $1.1 million of PIK interest. The administrative and collateral agent responsibilities were transferred to Wilmington Trust National Association (“WTNA”) on May 14, 2020.

Subject to the stay order referenced previously, borrowings under the Term Loan Agreement bear interest at a rate equal to either (a) a customary London interbank offered rate plus 400 basis points or (b) the base rate plus 300 basis points, in each case, of which 25 basis points of the applicable margin is payable-in-kind (“PIK”) solely upon election by Ultra Resources. During 2019, the Company has elected the PIK option for several of its selected interest payments.  In the third quarter 2019, the Company began electing not to utilize this PIK option.

Prior to default, the borrowings under the Term Loan Agreement amortized in equal quarterly installments in aggregate annual amounts equal to 0.25% of the initial aggregate principal amount. The stated maturity date of the Term Loan Agreement is April 12, 2024; however, the Term Loan Agreement and its maturity date will be impacted by the final resolution of the Chapter 11 Cases.

Other provisions of the Term Loan have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Term Loan are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Term Loan Agreement.

Second Lien Notes. As of March 31, 2020, Ultra Resources had approximately $586.8 million, including $14.7 million of PIK interest, in outstanding borrowings of the Second Lien Notes pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and WTNA, as trustee and collateral agent. The trustee and collateral agent responsibilities were transferred to US Bank, N.A. on May 14, 2020.

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

Subject to the stay order previously described, interest on the Second Lien Notes accrued at (i) an annual rate of 9.00% payable in cash and (ii) an annual rate of 2.00% PIK. The cash interest payment dates for the Second Lien Notes were January 15 and July 15 of each year, commencing in July 2019. The Company has accounted for such PIK interest as an increase to the principal outstanding. The Second Lien Notes have a stated maturity date of July 12, 2024; however, the Second Lien Notes and their maturity date will be impacted by the final resolution of the Chapter 11 Cases.

Other provisions of the Second Lien Notes have been disclosed in previous filings and have been deleted from this filing as compliance elements of the Second Lien Notes are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Second Lien Notes.

Senior Unsecured Notes. At March 31, 2020, Ultra Resources had approximately $150.4 million of the 2022 Notes outstanding and $225.0 million of the 2025 Notes outstanding. The Unsecured Notes are treated as a single class of securities under the Unsecured Notes Indenture. UMB Bank, N.A. is now serving as the trustee for the Unsecured Notes Indenture.

Prior to default, the 2022 Notes were scheduled to mature on April 15, 2022. Interest on the 2022 Notes accrued at an annual rate of 6.875% and interest payment dates for the 2022 Notes were April 15 and October 15 of each year. The 2025 Notes were scheduled to mature on April 15, 2025. Interest on the 2025 Notes accrued at an annual rate of 7.125% and interest payment dates for the 2025 Notes are April 15 and October 15 of each year. Interest was to be paid on the Unsecured Notes from the issue date until maturity. Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Unsecured Notes.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into the DIP Credit Agreement. The DIP Credit Agreement provides for the DIP Facility. Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay the fees, costs, disbursements and expenses of the Consenting Term Lenders, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such prepetition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility bears an interest rate of LIBOR plus 100 basis points, subject to a LIBOR floor of 1.0%. Unutilized fees are 50 basis points and the upfront fees were $0.4 million.  The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, reporting by the Filing Subsidiaries in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget.

Cash flows provided by (used in):

Operating Activities. During the three months ended March 31, 2020, net cash provided by operating activities was $73.6 million compared to $150.7 million for the same period in 2019. The decrease in net cash provided by operating activities is attributable to decreased revenues as a result of decreased production and significantly lower commodity prices. Net cash provided by operating activities is also affected by working capital changes and the timing of cash receipts and disbursements.

Investing Activities. During the three months ended March 31, 2020, net cash used in investing activities was $1.4 million as compared to $90.4 million for the same period in 2019.  The decrease in net cash used in investing activities is largely related to decreased capital investments in 2020 associated with the Company’s suspension of drilling activities as announced in the third quarter of 2019 as a result of natural gas pricing remaining near multi-year lows.

Financing Activities. During the three months ended March 31, 2020, net cash used in financing activities was $67.1 million as compared to $66.5 million for the same period in 2019. The increase in net cash used in financing activities is attributable to the payments on the Revolving Credit Facility from operating cash flows in excess of the borrowings for the three months ended March 31, 2020, as well as cash used to pay the term loan.

Critical Accounting Policies

Please refer to the corresponding section in Part II, Item 7 and to Note 1, Significant Accounting Policies, included in Part II, Item 8 of our 2019 Form 10-K for discussion of our accounting policies and estimates.

Reorganization Accounting. Effective May 14, 2020, as a result of the filing of the Chapter 11 Cases, the Company began accounting and reporting according to FASB ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

New accounting pronouncements.  Please refer to, Significant Accounting Policies, under Part I, Item 1 of this report for new accounting pronouncements.

OFF BALANCE SHEET ARRANGEMENTS:

The Company did not have any off-balance sheet arrangements as of March 31, 2020.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Objectives and Strategy: The Company is exposed to commodity price risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2020, and from which we may incur future gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Under the Revolving Credit Facility, the Company was subject to minimum hedging requirements through March 31, 2020. As of April 1, 2020, the Company is no longer be subject to a minimum hedging requirement.

Fair Value of Commodity Derivatives: The Company follows FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivative contracts that do not qualify for hedge accounting treatment are recorded at fair value as derivative assets and liabilities on the Condensed Consolidated Balance Sheets and the associated unrealized gains and losses are recorded as current income or expense on the Condensed Consolidated Statements of Operations. The Company does not offset the value of its derivative arrangements with the same counterparty. Unrealized gains or losses on commodity derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the condensed consolidated statements of cash flows. The Company does not apply hedge accounting to any of its derivative instruments.  Refer to Note 10 – Fair Value Measurements for more information regarding the fair value of the derivative contracts described below.

Commodity Derivative Contracts: At March 31, 2020, the Company had open commodity derivative contracts to manage commodity price risk as presented in Note 9 – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months
	Ended March 31,
Commodity Derivatives (in thousands):	2020	2019
Realized gain (loss) on commodity derivatives - natural gas (1)	$11,452	$(81,203)
Realized gain on commodity derivatives - oil (1)	4,897	2,572
Unrealized gain on commodity derivatives (1)	27,945	14,292
Total gain (loss) on commodity derivatives	$44,294	$(64,339)
(1)	Included in Gain (Loss) on commodity derivatives in the Consolidated Statements of Operations.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements for discussion of on-going claims and disputes that arose during our Chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business has many risks. Any of the risks discussed in this Quarterly Report on Form 10-Q or in our other SEC filings, could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Except as set forth below, there have been no material changes to the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The COVID-19 pandemic and recent developments in the oil and gas industry have and could continue to materially adversely affect our operations during 2020 and possibly beyond.

In early 2020, global health care systems and economies began to experience strain from the spread of COVID-19, a highly transmissible and pathogenic coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting decline in oil and gas demand. In response, OPEC and Russia initiated discussions to lower production to support energy prices. By mid-March 2020, with OPEC and Russia unable to agree on cuts, crude oil prices declined to less than $25 per barrel, and subsequently fell below $20 per barrel, compared to $59.80 at December 31, 2019. In April 2020, Russia and OPEC reached a tentative agreement to reduce global output in April 2020. But prices in the oil and gas market have still remained depressed, as there is still an oversupply and lack of demand in the market. Consequently, the uncertainty around the future of oil prices and the impact that it will have on the Company’s revenue adds to its needs to address its current financial situation.

The degree to which the COVID-19 pandemic will adversely impact our future operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the spread of the outbreak, its severity, the actions to contain the virus and treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. The substantial decline in oil price has increased the volatility and amplitude of risks we face as described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. If oil prices do not improve, capital availability, our liquidity and profitability will be adversely affected, particularly after our current hedges are realized in 2020 and 2021. There is uncertainty around the timing and recovery of the global economy from COVID-19 and its effects on the supply and demand for crude oil. Therefore, we expect continued volatility and uncertainty in the outlook for near to medium term oil prices.

We have filed voluntary petitions for relief under Chapter 11 and are subject to the risks and uncertainties associated with bankruptcy cases.

We have filed voluntary petitions for relief under Chapter 11. For the duration of the Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan of reorganization;
•	our ability to obtain Court, creditor and regulatory approval of a Chapter 11 plan of reorganization in a timely manner;
•	our ability to obtain Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Court rulings and of
•	the Chapter 11 Cases in general;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our business operations or our ability to propose and/or complete a Chapter 11 plan of reorganization;
•	increased costs related to the Chapter 11 Cases and related litigation;
•	a loss of, or a disruption in the materials or services received from, suppliers, contractors or service providers with whom we have commercial relationships;
•	potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees; and
•	significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

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

The RSA contemplates that our outstanding equity will be cancelled and we can make no assurance that there will be any recovery available to investors holding the shares of our existing common stock after the conclusion of our Chapter 11 Cases.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, the value attributable to shares of our existing common stock will be impacted, possibly materially, by the reorganization of our capital structure through our Chapter 11 Cases. We can make no assurance that there will be any recovery available to investors holding the shares of our existing common stock after the conclusion of our Chapter 11 Cases. The RSA provides that our outstanding equity will be cancelled in our Chapter 11 Cases and will be entitled to a limited recovery, if any. Any trading in shares of our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our equity.

In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether the Company will successfully reorganize and emerge from the Chapter 11 Cases or, if the Company does successfully reorganize, as to when it would emerge from the Chapter 11 Cases. If the Court finds that it would be in the best interest of creditors and/or the Debtors, the Court may convert the Company’s Chapter 11 Cases to cases under chapter 7 of the United States Bankruptcy Code (“Chapter 7”). In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments and may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the date of the bankruptcy filing.

Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Court. Under fresh-start accounting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be unable to comply with restrictions imposed by our DIP Credit Agreement and other financing arrangements.

The agreements governing our outstanding financing arrangements impose a number of restrictions on us. Specifically, the terms of our DIP Credit Agreement require us to comply with certain customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on: (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) continuation of or change in business, (vii) restricted payments, (viii) sanctions and anticorruption matters, (ix) no restriction in agreements on dividends or certain loans, and (x) loans and investments. In addition, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant or achieve a milestone, could result in an event of default under the DIP Credit Agreement and our other financing arrangements.

Operating under the Court’s protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under the Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Case. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 Cases.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the anticipated Chapter 11 Cases, such as confirmation of the Plan and effectiveness of such plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

If the RSA is terminated, our ability to confirm and consummate a Chapter 11 plan of reorganization could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan of reorganization would be as favorable to holders of claims as the current Plan.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of the Company’s management, which may have an adverse effect on the Company’s business and results of operations, and the Company may face increased levels of employee attrition.

While the Chapter 11 Cases continue, management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of the Company’s business, and, as a result, on the Company’s financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. During the pendency of the Chapter 11 Cases, the Company’s employees will face considerable distraction and uncertainty and increased levels of employee attrition may be experienced. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on the Company’s ability to meet customer expectations, thereby adversely affecting the business and results of operations. The failure to retain or attract members of the management team and other key personnel could impair the Company’s ability to execute its strategy and implement operational initiatives, thereby having a material adverse effect on its financial condition and results of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Court provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to May 14, 2020 or before confirmation of the Plan (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the United States Bankruptcy Code and the terms of the Plan. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The Plan may not become effective.

The Plan may not become effective because it is subject to the satisfaction of certain conditions precedent, some of which are beyond our control. There can be no assurance that such conditions will be satisfied or waived and, therefore, that the Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Plan. If the effective date of the Plan is delayed, we may not have sufficient cash available to operate our business. In that case, we may need new or additional post-petition financing, which may increase the cost of consummating the Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.

We may not be able to obtain the Court’s confirmation of the Plan or may have to modify the terms of the Plan.

Even if the Plan is approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Court, which, as a court of equity, may exercise substantial discretion and may choose not to confirm the Plan. Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for us, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, the debtors, liquidated under Chapter 7. Although we believe that the Plan will satisfy such tests, there can be no assurance that the Court will reach the same conclusion.

Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met and there can be no assurance that the Restructuring Support Parties will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment than the treatment currently anticipated to be included in the Plan based upon the agreed terms of the RSA. Such less favorable treatment could include a distribution of property (including the new common stock that would be issued to the Restructuring Support Parties upon our emergence from bankruptcy) to the class affected by the modification of a lesser value than currently anticipated to be included in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy, which could result in, among other things, incurred costs and expenses to the estates of the debtors.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to Chapter 11 Cases, changes in consumer demand for, and acceptance of, our oil and gas and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guaranty that the Plan or any other plan of reorganization will achieve our stated goals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the quarter ended March 31, 2020, of shares of common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2020	—	—	—	—
February 2020	5,717	0.11	—	—
March 2020	85,606	0.09	—	—
Total	91,323	0.09	—	—
1)

All shares purchased by the Company in the first quarter of 2020 were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

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

3.1	Restated Articles of Reorganization of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ultra Petroleum Corp. on August 9, 2019).

3.2	Second Amended and Restated Bylaw No. 1 of Ultra Petroleum Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2018).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on April 18, 2017).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by Ultra Petroleum Corp. on April 15, 2020).

10.1

Sixth Amendment to Credit Agreement, dated as of February 14, 2020, by and among Ultra Resources, Inc. as borrower, Bank of Montreal, as administrative agent, and each of the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on February 18, 2020).

10.2

Restructuring Support Agreement, dated as of May 14, 2020, by and among the Debtors, the Consenting RBL Lenders, the Consenting Term Lenders and the Consenting Noteholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 15, 2020).

10.3

Tripartite Agreement, dated as of May 12, 2020, by and among Ultra Resources, UMB Bank, N.A. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 15, 2020).

10.4

Tripartite Agreement, dated as of May 12, 2020, by and among Ultra Resources, U.S. Bank and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 15, 2020).

10.5

Agency Succession Agreement, dated as of May  13, 2020, by and among Barclays Bank PLC as original agent, Wilmington Trust, National Association as successor agent, the lender parties thereto and Ultra Resources Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 15, 2020).

10.6

Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of May 19, 2020, by and among Ultra Resources, Inc., UP Energy Corporation, the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 21, 2020).

10.7	Ultra Petroleum Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 12, 2018).

10.8	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

10.9	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

10.10

Amendment No. 1 to Employment Agreement of Brad Johnson, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.11

Amendment No. 1 to Employment Agreement of David W. Honeyfield, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.12

Amendment No. 1 to Employment Agreement of Jerald J. Stratton, Jr., dated as of March 1, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.13

Amendment No. 1 to Employment Agreement of Kason D. Kerr, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.14

Amendment No. 1 to Employment Agreement of James N. Whyte, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.15

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

Date: June 4, 2020

	By:	/s/ Mark T. Solomon
		Name:	Mark T. Solomon
		Title:	Vice President – Controller and Chief Accounting Officer
Date: June 4, 2020