Form 10-K/A
period 2019-12-31
ULTRA PETROLEUM CORP
filed 2020-06-08
CIK 1022646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☑        NO ☐

’Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑	Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐        NO ☑

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

EXPLANATORY NOTE FOR AMENDMENT NO. 2

Ultra Petroleum Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020 (the “Original Filing”) and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on June 4, 2020 (the “Amended Filing”).

The Registrant is filing this Amendment to include those disclosures required by the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “SEC Order”).

As previously reported on Form 8-K filed on April 28, 2020, the Company was unable to file its information required by Part III of Form 10-K (the “10-K Part III Information”) that was to be filed with the SEC as an amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 by the original deadline of April 29, 2020, due to circumstances related to the COVID-19 pandemic. Specifically, the Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, resulting in the Company having to modify its business practices. Since early March, the Company has been following the recommendations of state and local health authorities to minimize the exposure risk for its employees, including restricting access to its physical offices. The Company’s management had to devote significant time and attention to assessing the potential impact of COVID-19 and related events on its operations and financial position and developing operational and financial plans to address those matters, which diverted management resources from completing tasks necessary to file the Amended Annual Report with the 10-K Part III Information by the original due date of the 10-K Part III Information.

The Company experienced delays in the preparation of the 10-K Part III Information for the reasons described above and availed itself of the extension to file the 10-K Part III Information on Form 10-K/A for the year ended December 31, 2019 originally due April 29, 2020, relying on the SEC Order.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Filing or the Amended Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Filing or the Amended Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, the Amended Filing and the Company’s filings with the SEC subsequent to the Original Filing.

Part IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

**101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

**101.DEF	XBRL Taxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K filed on April 15, 2020).

*	Furnished herewith

**	Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the SEC on April 15, 2020, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA PETROLEUM CORP.

By:	/s/ Brad Johnson
Name: Brad Johnson
Title: President and Chief Executive Officer

Date: June 8, 2020

3