Form 10-Q
period 2020-06-30
ULTRA PETROLEUM CORP
filed 2020-08-07
CIK 1022646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. YES ☑   NO ☐

The number of shares, without par value, of Ultra Petroleum Corp., outstanding as of July 31, 2020 was 199,713,518.

PART I – FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ULTRA PETROLEUM CORP. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2020	2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,262	$1,664
Restricted cash	2,241	1,777
Oil and gas revenue receivable and other receivables, net of allowances $2,978 and $11,967, respectively	39,568	78,321
Derivative assets	1,602	32,100
Income tax receivable	—	881
Other current assets	9,402	10,746
Total current assets	85,075	125,489
Oil and gas properties, net, using the full cost method of accounting:
Proven, net of accumulated depletion, depreciation, amortization and impairments	1,139,791	1,552,419
Property, plant and equipment, net	8,101	9,779
Long-term right-of-use assets	2,001	119,496
Other assets	11,321	8,093
Total assets	$1,246,289	$1,815,276
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Debtor-in-possession financing	$10,375	$—
Accounts payable	6,496	13,570
Accrued liabilities	45,760	44,480
Production taxes payable	46,076	53,428
Current portion of long-term debt
Credit facility	—	64,700
Long-term debt	—	1,928,048
Add: Premium on exchange transactions	—	203,883
Less: Unamortized deferred financing costs and discount	—	(46,421)
Total current portion of long-term debt, net	—	2,150,210
Interest payable	71	29,903
Lease liabilities	954	11,938
Derivative liabilities	2,519	20,692
Total current liabilities	112,251	2,324,221
Long-term lease liabilities	1,084	107,587
Asset retirement obligations	201,508	193,995
Other long-term obligations	21,210	34,287
Total liabilities not subject to compromise	336,053	2,660,090
Liabilities subject to compromise	2,016,744	—
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock - As of June 30, 2020 and December 31, 2019, no par value; authorized - unlimited; issued and outstanding - 199,713,518 and 197,888,473, respectively	2,142,261	2,140,520
Treasury stock	(49)	(49)
Retained loss	(3,248,720)	(2,985,285)
Total shareholders' deficit	(1,106,508)	(844,814)
Total liabilities and shareholders' equity	$1,246,289	$1,815,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues:
Natural gas sales	$72,920	$125,915	$187,200	$371,903
Oil sales	8,818	27,301	24,393	50,767
Other revenues	23	2,190	244	4,197
Total operating revenues	81,761	155,406	211,837	426,867
Expenses:
Lease operating expenses	16,603	15,889	36,013	33,114
Facility lease expense	5,464	6,543	10,927	13,188
Production taxes	7,985	16,443	21,907	46,618
Gathering fees	16,112	20,256	32,794	40,072
Transportation charges	2,239	64	6,133	128
Depletion, depreciation and amortization	38,812	55,768	86,096	107,422
Ceiling test write down	110,603	—	353,206	—
General and administrative	8,116	7,433	16,496	14,485
Pre-petition restructuring expenses	9,724	—	12,368	—
Other operating expenses, net	1,148	15,281	4,586	16,085
Total operating expenses	216,806	137,677	580,526	271,112
Operating income (loss)	(135,045)	17,729	(368,689)	155,755
Other income (expense), net:
Interest expense (excludes contractual interest expense of $19.5 million for the three and six months ended June 30, 2020)	(14,519)	(32,376)	(44,918)	(65,703)
Gain (loss) on commodity derivatives	(15,266)	71,654	29,029	7,316
Other income (expense), net	1,411	(43)	3,505	243
Total other (expense) income, net	(28,374)	39,235	(12,384)	(58,144)
Reorganization items, net (See Introductory Note)	117,599	—	117,599	—
Income before income tax benefit	(45,820)	56,964	(263,474)	97,611
Income tax benefit	—	(141)	(49)	(169)
Net income (loss)	$(45,820)	$57,105	$(263,425)	$97,780
Earnings (loss) per share:
Basic	$(0.23)	$0.29	$(1.33)	$0.50
Diluted	$(0.23)	$0.29	$(1.33)	$0.49
Weighted average common shares outstanding - basic	199,292	197,514	198,746	197,449
Weighted average common shares outstanding - fully diluted	199,292	198,069	198,746	198,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Retained (Loss) Earnings	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at December 31, 2019	197,888	$2,140,520	$(2,985,285)	$(49)	$(844,814)
Net share settlements	1,422	—	(8)	—	(8)
Fair value of employee stock plan awards	—	1,231	—	—	1,231
Net loss	—	—	(217,605)	—	(217,605)
Balances at March 31, 2020	199,310	$2,141,751	$(3,202,898)	$(49)	$(1,061,196)
Net share settlements	404	—	(2)	—	(2)
Fair value of employee stock plan awards	—	510	—	—	510
Net loss	—	—	(45,820)	—	(45,820)
Balances at June 30, 2020	199,714	$2,142,261	$(3,248,720)	$(49)	$(1,106,508)

	Common Stock
	Shares	Amount	Retained (Loss) Earnings	Treasury Stock	Total Shareholders' (Deficit) Equity
Balances at December 31, 2018	197,383	$2,137,443	$(3,186,016)	$(49)	$(1,048,622)
Fair value of employee stock plan awards	—	1,127	—	—	1,127
Net income	—	—	40,675	—	40,675
Initial adoption of ASC 842	—	—	92,818	—	92,818
Balances at March 31, 2019	197,383	$2,138,570	$(3,052,523)	$(49)	$(914,002)
Employee stock plan grants	648	—	—	—	—
Net share settlements	(191)	—	(71)	—	(71)
Fair value of employee stock plan awards	—	744	—	—	744
Net income	—	—	57,105	—	57,105
Balances at June 30, 2019	197,840	$2,139,314	$(2,995,489)	$(49)	$(856,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating activities - cash provided by (used in):
Net income (loss) for the period	$(263,425)	$97,780
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	86,096	107,422
Unrealized loss (gain) on commodity derivatives	12,366	(82,527)
Write-off of premium on restructuring associated with liabilities subject to compromise	(188,188)	—
Write-off of deferred financing costs associated with liabilities subject to compromise	47,529	—
Original issue discount on DIP financing facility	375	—
Reorganization expenses associated with DIP financing facility	555	—
Non-cash reorganization items	9,351	—
Stock compensation	1,665	1,521
Payable-in-kind (“PIK”) interest payable	4,313	6,722
Amortization of premium	(15,695)	(20,572)
Amortization of deferred financing costs	5,116	6,308
Ceiling test write-down	353,206	—
Inventory write-down	3,341	—
Other	—	1,915
Net changes in operating assets and liabilities:
Accounts receivable	38,753	86,645
Other current assets	(2,245)	(636)
Other non-current assets	(10,968)	59
Accounts payable	(7,049)	(1,449)
Accrued liabilities	(4,827)	(5,519)
Production taxes payable	(7,352)	(3,214)
Interest payable	9,673	6,052
Other long-term obligations	(10,251)	8,187
Income taxes payable/receivable	881	6,431
Net cash provided by operating activities	63,220	215,125
Investing Activities - cash provided by (used in):
Oil and gas property expenditures	(1,684)	(176,791)
Change in capital cost accrual and accounts payable	(2,091)	(2,743)
Acquisition of the liquids gathering system	(18,000)	—
Inventory	—	1,567
Proceeds from sale of property, plant and equipment	1,469	—
Purchase of property, plant and equipment	(449)	(373)
Net cash used in investing activities	(20,755)	(178,340)
Financing activities - cash provided by (used in):
Borrowings under Credit Agreement	147,580	431,000
Payments under Credit Agreement	(165,980)	(476,000)
Payments under Term Loan	(2,438)	(2,438)
Proceeds from DIP financing facility	10,000	—
Financing fees associated with DIP financing facility	(555)	—
Deferred financing costs	—	(488)
Repurchased shares from net share settlements	(10)	(71)
Net cash used in financing activities	(11,403)	(47,997)
Increase (decrease) in cash during the period	31,062	(11,212)
Cash, cash equivalents, and restricted cash, beginning of period	3,441	19,305
Cash, cash equivalents and restricted cash, end of period	$34,503	$8,093
SUPPLEMENTAL INFORMATION:
Cash paid for reorganization items	$13,334	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

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

VOLUNTARY REORGANIZATION UNDER CHAPTER 11:

On May 14, 2020 (the “Petition Date”), Ultra Petroleum Corp. and all of its direct and indirect subsidiaries, including UP Energy Corporation (“UPE”), Ultra Resources, Inc. (“Ultra Resources”), Keystone Gas Gathering, LLC, Ultra Wyoming, LLC, Ultra Wyoming LGS, LLC, UPL Pinedale, LLC, and UPL Three Rivers Holdings, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Court”). The Court entered an order to jointly administer the Chapter 11 cases under the caption In re Ultra Petroleum Corp., et al., Case No. 20-32631 (collectively, the “Chapter 11 Cases”). Information about the Chapter 11 Cases is available at the Company’s website (www.ultrapetroleum.com) and also at a website maintained by the Company’s claims agent, Prime Clerk (https://cases.primeclerk.com/UltraPetroleum/).

The Debtors are currently operating the business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Court. After the Debtors filed the Bankruptcy Petitions, the Court granted certain relief which enabled the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate its cash management system in the ordinary course, remit funds held from time to time for the benefit of third parties (such as royalty owners), and pay the pre-petition claims of certain of the Debtors’ vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, the Debtors intend to pay vendors in full under normal terms.

Subject to certain exceptions provided for in Section 362 of the Bankruptcy Code, all judicial and administrative proceedings against the Debtors or the Debtors’ property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against the Debtors or the Debtors’ property for claims arising prior to the Petition Date were automatically enjoined. This prohibits, for example, the Debtors’ lenders or noteholders from pursuing claims for defaults under the debt agreements and the contract counterparties from pursuing claims for defaults under the Debtors’ contracts. Accordingly, unless the Court agrees to lift the automatic stay, all of the Debtors’ pre-petition liabilities and obligations should be settled or compromised under the Bankruptcy Code as part of the Chapter 11 proceedings.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases as described in Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. As a result of these risks and uncertainties, the Company’s assets, liabilities, contractual obligations, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases. Additionally, the description of the Company’s operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with the holders of (i) 100% of the aggregate principal amount of loans outstanding under the Credit Agreement (the “Consenting RBL Lenders”); (ii) approximately 85% of the aggregate principal amount of loans outstanding under the Term Loan Agreement (the “Consenting Term Lenders”); and (iii) 67% of the Second Lien Notes issued pursuant to the Second Lien Indenture, by and between Ultra Resources, as issuer, and U.S. Bank National Association, a national banking association, as trustee and collateral agent, (the “Consenting Noteholders” and, together with the Consenting RBL Lenders and Consenting Term Lenders, the “Restructuring Support Parties”). As of July 31, 2020, the percentage consenting lenders increased to 99% and 96% for the Consenting Term Lenders and Consenting Noteholders, respectively.

Pursuant to the RSA, the Restructuring Support Parties agreed (subject to the terms and conditions of the RSA) to vote to accept the Debtors’ prepackaged joint Chapter 11 Plan of Reorganization (as proposed, the “Plan”) described below.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On May 15, 2020, consistent with the RSA, the Debtors solicited acceptances of and filed with the Court the proposed Plan which, subject to Court approval and the requisite support of the Debtors’ creditors:

•	equitizes or eliminates all of the Debtors’ pre-petition indebtedness;
•	provides for a $25 million DIP Facility (as defined below) to the Company by certain Consenting Term Lenders;
•

provides for a new capital investment by the Consenting Term Lenders of up to approximately $85 million under an equity rights offering, with proceeds to be utilized by the Company to repay the value of the Credit Agreement including the letter of credit obligation associated with Rockies Express Pipeline (“REX”), net of impairment; the outstanding borrowings and balance of the DIP Facility (defined below); and, to provide the option for up to $15 million of proceeds in the event of an agreed upon use of such funds;

•	contemplates a term loan of up to $5 million being issued upon exit with no prepayment penalties and issued as part of the equity rights offering;
•	contemplates an exit revolving credit facility with a $60 million commitment amount and an initial $100 million borrowing base;
•	contemplates the rejection of the obligations under the REX firm transportation agreement through December 2026;
•

contemplates the rejection of the lease contract with the remaining term through December 2027 for the liquids gathering system (“LGS”) owned by Pinedale Corridor, LP (“Corridor”) which has since been terminated and the Company acquired the LGS for a purchase price of $18.0 million on June 26, 2020, as described below;

•	pays all ongoing trade obligations in the ordinary course; and
•	contains customary releases and exculpations.

On June 22, 2020 and in connection with the Chapter 11 Cases, the Debtors filed a motion for approval of the Purchase Agreement (as defined below) [Docket No. 301], and on June 26, 2020, the Court approved such motion and entered an order approving the Purchase Agreement [Docket No. 333] (the “PSA Order”).

On June 26, 2020, the Debtors entered into the First Amendment to the Restructuring Support Agreement  with the requisite consenting parties thereto (the “Consenting Stakeholders”) to permit the Debtors to enter into and perform under an agreement to purchase the LGS as described under the Company’s lease agreement with Corridor as described below.

In accordance with the PSA Order, on June 28, 2020, the Company’s indirect wholly-owned subsidiary, Ultra Wyoming, LLC (“Ultra Wyoming”), entered into a purchase and sale agreement (the “Purchase Agreement”), by and between Ultra Wyoming and Corridor, pursuant to which, among other things, Ultra Wyoming agreed to purchase the LGS for a purchase price of $18.0 million. On June 30, 2020, Ultra Wyoming and Corridor closed the transaction contemplated by the Purchase Agreement in accordance with the terms thereof.  Concurrent with the closing of the Purchase Agreement, the preexisting lease agreement between the Company and Corridor was terminated pursuant to the Court’s acceptance of the rejection notice of the LGS lease agreement. As a result, the right-of-use assets and lease liability was reduced by the remaining payments under the lease agreement.

On July 27, 2020, the Debtors entered into a backstop purchase agreement (the “Backstop Purchase Agreement”) with certain holders of the Company’s pre-petition indebtedness (collectively, the “Backstop Parties”). Pursuant to the Backstop Purchase Agreement, the Backstop Parties agreed to backstop the rights offering contemplated by the Plan for new common stock of reorganized UPE to be issued upon the effectiveness of the Plan for an aggregate purchase price of up to $85.0 million.

Pre-Petition Restructuring Expenses. For the three and six months ended June 30, 2020, the Company incurred $9.7 million and $12.4 million of professional, advisory, consulting, and legal fees related to the Chapter 11 Cases prior to the petition date, respectively.  These expenses are reported as “Pre-petition restructuring expenses” in Operating income (loss) on the condensed consolidated statement of operations.

Costs of Reorganization. Expenses incurred after the petition date are recorded as “Reorganization items, net” on the condensed consolidated statement of operations. The Company has incurred and will continue to incur significant direct costs associated with its reorganization and the Chapter 11 proceedings. The Company expects these direct costs, which are being expensed as incurred, will significantly affect its results of operations.

In addition, a non-cash charge to write-off the unamortized debt issuance costs, discounts and premiums related to the Company’s funded indebtedness are included in “Reorganization items, net” as these debt instruments are expected to be impacted by the pendency of the Chapter 11 Cases. For additional information about the costs of the Company’s reorganization and Chapter 11 proceedings, see “Reorganization items, net” below.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the components included in “Reorganization items, net” in the condensed consolidated statements of operations for the three and six months ended June 30, 2020:

For the three and six months ended June 30, 2020
Reorganization items – direct expenses [1]	$23,060
Reorganization items – recognition of items attributed to liabilities subject to compromise [2]	(140,659)
Total Reorganization items, net	$(117,599)
(1)

Includes professional advisory fees and other costs directly associated with the Company’s reorganization. Professional fees include legal and other advisor fees related to the bankruptcy proceedings.  As of June 30, 2020, the Company has $9.4 million of accrued and unpaid professional advisory fees associated with the Chapter 11 filings, such fees will be paid in the ordinary course of business.

(2)

A non-cash charge to write-off all of the unamortized debt issuance costs, discount and premium related to the pre-petition debt instruments issued by Ultra Resources is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the pendency of the Chapter 11 Cases.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into a senior secured super priority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of May 19, 2020, among Ultra Resources, as borrower, UPE and the other Filing Subsidiaries, as guarantors, Wilmington Trust, National Association (“WTNA”), as administrative agent and collateral agent, and the lenders party thereto. The DIP Credit Agreement provides for a multi-draw term loan credit facility in an aggregate principal amount of $25 million (the “DIP Facility”). Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay certain fees, costs, disbursements and expenses of the lenders under the DIP Credit Agreement, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such pre-petition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, continuing reporting obligations by the Company on a consolidated basis in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget.

On June 16, 2020, the Company entered into the First Amendment to the DIP Credit Agreement with WTNA as administrative agent and the other lenders party thereto (the “DIP First Amendment”). The DIP First Amendment modified the DIP Credit Agreement by, among other items, (i) removing change of control cross-triggers upon acceleration of other Material Debt (as defined in the DIP Credit Agreement), (ii) including a carve-out to Material Adverse Effects (as defined in the DIP Credit Agreement) based upon the effects of the ongoing COVID-19 pandemic, (iii) including carve-outs to certain covenants and events of default in connection with the Chapter 11 Cases, and (iv) including a carve-out to events of default based on the termination of the RSA in connection with a Noteholder Termination Event or a Termination Event (each as defined in the DIP Credit Agreement).

Liabilities Subject to Compromise. The Company has applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The consolidated financial statements presented herein include amounts classified as “Liabilities subject to compromise.” This amount represents estimates of known or potential pre-petition claims expected to be resolved in connection with the Chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if the Company elects to reject executory contracts and unexpired leases as part of the Chapter 11 Cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with “Liabilities subject to compromise” in the Company’s condensed consolidated balance sheets may be material. In addition, differences between amounts reported as “Liabilities subject to compromise” in this Quarterly Report on Form 10-Q and the amounts attributable to such matters claimed by the Company’s creditors or approved by the Court may be material. The Company will continue to evaluate its liabilities throughout the Chapter 11 process and will plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, the Company may assume, assign, or reject certain executory contracts and unexpired leases agreements for future services, subject to the approval of the Court and certain other conditions. If the Company rejects a contract or lease agreement, such rejection generally (1) is treated as a pre-petition breach of the contract or lease agreement, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease agreement, and (3) entitles the counterparty thereto to a pre-petition general unsecured claim for damages caused by such deemed breach. If the Company assumes an

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

executory contract or unexpired lease agreement, the Company is generally required to cure any existing monetary defaults under such contract or lease agreement and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including any quantification of the Company’s obligations under any such contract or lease agreement, is wholly qualified by the rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease agreement and the Company expressly preserves all of its rights with respect thereto.

The following table summarizes the components of “Liabilities subject to compromise” included in the Company’s condensed consolidated balance sheets as of June 30, 2020:

As of June 30, 2020
Accrued liabilities	$1,015
Accrued interest payable	43,368
Debt	1,972,361
Liabilities subject to compromise	$2,016,744

Ability to Continue as a Going Concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 proceedings. The Company has significant pre-petition indebtedness, all of which has been reclassified to Liabilities subject to compromise as of June 30, 2020. The Company’s level of pre-petition indebtedness has adversely impacted and is continuing to adversely impact its financial condition. As a result of the Company’s financial condition, the defaults under its debt agreements, the expected liquidity deficiency had the Company not filed for bankruptcy, and the risks and uncertainties surrounding the Chapter 11 proceedings, substantial doubt exists as to whether the Company will be able to continue as a going concern..

1. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) on a going concern basis for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (as amended, the “2019 Form 10-K”).

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

Reorganization Accounting: Effective May 14, 2020, as a result of the filing of the Chapter 11 Cases, the Company began accounting and reporting according to ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

New Accounting Pronouncements: From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the consolidated financial statements upon adoption.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recent Accounting Pronouncements Not Yet Adopted:

Financial Instruments. In June 2016, The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company starting January 1, 2023. The Company is currently assessing the impact of ASU 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Our working interest partners are considered the principal for their working interest shares. They have the option to take their oil volumes in kind. The Company serves as an agent and markets the other partners’ share of almost all oil production from wells we operate. In these situations, the Company is considered the agent and revenue is recorded at the Company’s net revenue interest in the production.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Prior-period performance obligations

We record revenue in the month when control is transferred to the purchaser and all contractual obligations are satisfied. However, settlement statements for certain natural gas sales may not be received for 30 to 90 days after the date production is delivered. Consequently, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have been insignificant. For the three and six months ended June 30, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3. OTHER CURRENT ASSETS:

The following table summarizes the major components of “Other current assets” included on the condensed consolidated balance sheet:

	June 30,	December 31,
	2020	2019
Deposits and retainers	$543	$651
Prepaids and others	2,347	1,087
Crude oil	1,022	1,032
Pipe and production equipment	5,490	7,976
Total Other current assets	$9,402	$10,746

The Company recorded a write-down of pipe and production inventory to the lower of cost or net realizable value during 2020. The Company’s inventories are valued at the lower of cost or net realizable value, with cost determined using either the weighted-average cost, including the cost of transportation and storage, and with net realizable value defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of transportation. Accordingly, the Company recorded a write-down of pipe and production equipment of $3.3 million in the first quarter of 2020. The non-cash expense is reported as “Other operating expenses” on the condensed consolidated statement of operations for the six months ended June 30, 2020.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. OIL AND GAS PROPERTIES:

	June 30,	December 31,
	2020	2019
Proven properties:
Acquisition, equipment, exploration, drilling and abandonment costs	$11,839,277	$11,820,392
Less: Accumulated depletion, depreciation and amortization	(10,699,486)	(10,267,973)
Total Oil and gas properties, net	$1,139,791	$1,552,419

 The Company uses the full cost method of accounting for its oil and natural gas exploration and development activities, and it is required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings.

In order to fulfill the obligation to evaluate the full cost ceiling and to calculate DD&A of its oil and gas properties, the Company is required to estimate its reserves on a quarterly basis. The estimated proven oil and gas reserves considers the estimated future production based on the most current well information available.

As a result of the decreases in remaining quantities of oil and gas reserves associated with quarterly production, as well as the discounted future cash flow estimates driven by further effects of decreases to the required prices utilized in the preparation of the reserves, the Company recorded a non-cash write-down of the carrying value of the Company’s oil and gas properties from the ceiling test limitation in the amount of $110.6 million for the three months ended June 30, 2020. A write-down was also recorded in the first quarter of 2020, as described in the quarterly report filed on Form 10-Q for the three months ended March 31, 2020. The total non-cash write-down of the carrying value of the Company’s oil and gas properties for the six months ended June 30, 2020 was $353.2 million.  Given continued depressed commodity prices, there is a reasonable possibility that the value of the reserves will be further reduced in future quarters, requiring an additional ceiling test write-down.

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

Certain share-based payments subject to market conditions are considered contingently issuable shares for purposes of calculating diluted earnings per share. Thus, they are excluded from the diluted earnings per share denominator until the market conditions are met. Additionally, warrants are excluded from the diluted earnings per share denominator until the date on which the volume-weighted average price of the Common Shares is at least $2.50 per Common Share for 30 consecutive trading days. For further information on the warrants, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2019 Form 10-K.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table provides a reconciliation of components of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Share amounts in 000's)
Net income (loss)	$(45,820)	$57,105	$(263,425)	$97,780
Weighted average common shares outstanding - basic	199,292	197,514	198,746	197,449
Effect of dilutive instruments	—	555	—	640
Weighted average common shares outstanding - diluted	199,292	198,069	198,746	198,089
Basic	$(0.23)	$0.29	$(1.33)	$0.50
Diluted	$(0.23)	$0.29	$(1.33)	$0.49
Number of contingently issuable shares, including warrants, that are not included in the diluted earnings per share denominator as the performance or market criteria have not been met	10,939	20,218	10,939	20,109

6. DEBT:

Chapter 11 Cases and Effect of Automatic Stay. On May 14, 2020, the Debtors filed for relief under Chapter 11 of the United States Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement, Term Loan Agreement, Second Lien Indenture, and the Unsecured Notes Indentures, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt.  Any efforts to enforce payment obligations related to the Company’s debt, including the acceleration thereof, have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the United States Bankruptcy Code. For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11. The following tables summarize the Company’s debt instruments as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Principal repayment obligation (1)	Unamortized DFC and discounts (2)	Unamortized premium (2)	Carrying value
DIP Facility	$10,375	$—	$—	$10,375
Credit Facility	46,300	—	—	46,300
Term Loan	966,319	—	—	966,319
Second Lien Notes	584,303	—	—	584,303
2022 Notes	150,439	—	—	150,439
2025 Notes	225,000	—	—	225,000
Total debt	$1,982,736	$—	$—	$1,982,736
Less: Liabilities subject to compromise(3) (See Introductory Note)	(1,972,361)	—	—	(1,972,361)
Total debt not subject to compromise	$10,375	$—	$—	$10,375
(1)	Includes PIK on the Term Loan and Second Lien Notes of $1.1 million and $12.3 million, respectively.
(2)

A non-cash charge to write-off all of the unamortized debt issuance costs, discount, and premium related to the debt instruments issued by Ultra Resources, Inc., is included in “Reorganization items, net” in the condensed consolidated statements of operations as these debt instruments are expected to be impacted by the pendency of the Company’s Chapter 11 Cases.

(3)

The Company has significant indebtedness, all of which has been reclassified to liabilities subject to compromise as of June 30, 2020 on the condensed consolidated balance sheets. The Company’s level of indebtedness has adversely impacted and is continuing to adversely impact its financial condition. As a result of the Company’s financial condition, the defaults under its debt agreements and the risks and uncertainties surrounding the Chapter 11 proceedings, substantial doubt exists that the Company will be able to continue as a going concern.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	December 31, 2019
	Principal repayment obligation (1)	Unamortized DFC and discounts (2)	Unamortized premium	Carrying value
Credit Facility	$64,700	$—	$—	$64,700
Term Loan	968,756	(22,498)	—	946,258
Second Lien Notes	583,853	—	203,883	787,736
2022 Notes	150,439	(11,146)	—	139,293
2025 Notes	225,000	(12,777)	—	212,223
Total debt, net	$1,992,748	$(46,421)	$203,883	$2,150,210
(1)	Includes PIK on the Term Loan and Second Lien Notes of $1.1 million and $11.8 million, respectively.
(2)

Deferred financing costs related to the Revolving Credit Facility are reported within Other assets on the condensed consolidated balance sheet, rather than as a reduction of the carrying amount of long-term debt.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into the DIP Credit Agreement. The DIP Credit Agreement provides for the DIP Facility and borrowings up to $25.0 million.  Ultra has utilized $10.0 million of this facility and is allowed to request additional borrowings up to $15.0 million, in tranches greater than $5.0 million. Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay the fees, costs, disbursements and expenses of the lenders under the DIP Credit Agreement, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such pre-petition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility bears an interest rate (a) with respect to LIBOR Loans (as defined in the DIP Credit Agreement), of LIBOR plus 400 basis points, subject to a LIBOR floor of 1.0%, and (b) with respect to Base Rate Loans, the greatest of (i) Prime Rate (as defined in the DIP Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the DIP Credit Agreement), plus 50 basis points, and (iii) the Adjusted Eurodollar Rate (as defined in the DIP Credit Agreement) for a one month interest period plus 100 basis points, plus the applicable margin of 300 basis points in each case.  Unutilized fees are 50 basis points and the upfront fees in an aggregate amount equal to $0.2 million.  The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, continuing reporting obligations by the Company, on a consolidated basis, in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget. As of the filing date of this report, the Company is not aware of any breaches of any covenants of the DIP Facility.

On June 16, 2020, the Company entered into the DIP First Amendment as described in the Introductory Note.

Credit Agreement.  On April 12, 2017, Ultra Resources entered into the Credit Agreement, as amended (the “Credit Agreement”), as the borrower, with the Company and UPE, as parent guarantors, Bank of Montreal, as administrative agent, and the other lenders party thereto from time to time, providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement.

As of the Petition Date, Ultra Resources had $46.3 million of outstanding borrowings under the Revolving Credit Facility. The Company also had $10.2 million of outstanding letters of credit. These amounts remain subject to settlement under the terms of the RSA.  As a result of the commencement of the Chapter 11 Cases, the Company is no longer in compliance with the covenants under the Credit Agreement and the lenders’ previous commitments of $100 million under the Credit Agreement have been terminated.  The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Prior to default and as stayed by the relief provided by the filing of the Chapter 11 Cases, the Revolving Credit Facility had $35.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points based upon the borrowing base utilization grid. The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.  Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility of 50 basis points. Ultra Resources is also required to pay customary letter of credit and fronting fees.  The Revolving Credit Facility’s original maturity date is January 12, 2022; however, if the Plan is confirmed the Revolving Credit Facility will terminate in connection with the Company’s emergence from bankruptcy.

The Credit Agreement established a maximum capital expenditure provision and other affirmative and negative covenants which are no longer applicable under the mandatory stay order effected by the Chapter 11 filing.

Other provisions of the Credit Agreement have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Credit Agreement have been stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Revolving Credit Facility.

Term Loan. On April 12, 2017, Ultra Resources entered into the Term Loan Agreement, as amended (the “Term Loan Agreement”), as borrower, with the Company and UPE, as parent guarantors, Barclays Bank PLC, as administrative agent, and with the other lenders party thereto from time to time providing for a term loan facility. As of June 30, 2020, Ultra Resources had a balance of approximately $966.3 million in borrowings, including $1.1 million of PIK interest. The administrative and collateral agent responsibilities were transferred to WTNA on May 14, 2020.

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

Other provisions of the Term Loan Agreement have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Term Loan Agreement have been stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Term Loan Agreement.

Second Lien Notes. As of June 30, 2020, Ultra Resources had approximately $584.3 million, including $12.3 million of PIK interest, in outstanding borrowings of 9.00% Cash / 2.00% PIK Senior Secured Second Lien Notes due July 2024 (the “Second Lien Notes”), pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and WTNA, as trustee and collateral agent. The trustee and collateral agent responsibilities were transferred to US Bank, N.A. on May 14, 2020.

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

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other provisions of the Second Lien Notes have been disclosed in previous filings and have been deleted from this filing as compliance elements of the Second Lien Notes have been stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Second Lien Notes.

Senior Unsecured Notes. As of June 30, 2020, Ultra Resources had approximately $150.4 million of 6.875% Senior Notes due April 2022 (the “2022 Notes”) outstanding and $225.0 million of 7.125% Senior Notes due April 2025 (the “2025 Notes”) outstanding. The Unsecured Notes are treated as a single class of securities under the Unsecured Notes Indenture. UMB Bank, N.A. serves as the trustee for the Unsecured Notes Indenture.

Prior to default, the 2022 Notes were scheduled to mature on April 15, 2022. Interest on the 2022 Notes accrued at an annual rate of 6.875% and interest payment dates for the 2022 Notes were April 15 and October 15 of each year. The 2025 Notes were scheduled to mature on April 15, 2025. Interest on the 2025 Notes accrued at an annual rate of 7.125% and interest payment dates for the 2025 Notes were April 15 and October 15 of each year.

Other provisions of the Unsecured Notes have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Unsecured Notes have been stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Unsecured Notes.

7. SHARE BASED COMPENSATION:

Valuation and Expense Information

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Total cost of share-based payment plans	$510	$745	$1,741	$1,872
Amounts capitalized in oil and gas properties and equipment	$25	$64	$76	$351
Amounts charged against income, before income tax benefit	$485	$681	$1,665	$1,521
Amount of related income tax benefit recognized in income before valuation allowance	$102	$143	$350	$319

Performance Share Plans:

2017 Stock Incentive Plan. In April 2017, the Ultra Petroleum Corp. 2017 Stock Incentive Plan (“2017 Stock Incentive Plan”) was established by our board of directors (the “Board”) pursuant to which 7.5% of the equity in the Company (on a fully-diluted/fully-distributed basis) is reserved for grants to be made from time to time to the directors, officers, employees, and consultants of the Company. Detailed historical activity associated with the 2017 Stock Incentive Plan is disclosed in Note 7 of the 2019 Form 10-K. Activity pertaining to the period being presented in this report is described below.

In March 2019, management incentive grants were exchanged for new equity awards of time-based and performance-based restricted stock units. The Company evaluated the cancellation of an outstanding award of stock-based compensation followed by the issuance of a replacement award under ASC 718. For this modification, the fair value of the award is assessed both prior to modification and after modification. Per ASC 718, if the fair value after modification exceeds the fair value prior to modification, incremental expense is generated and recognized over the remaining vesting period.

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

Stock-Based Compensation Cost:

Market-Based Condition Awards. When vesting of an award of stock-based compensation is dependent, at least in part, on the value of a company’s total equity, for purposes of ASC 718, the award is considered to be subject to a “market condition”. Because the Company’s total equity value is a component of its enterprise value, the awards based on enterprise value are considered to be subject to a market condition. Unlike the valuation of an award that is subject to a service condition (i.e., time vested awards) or a performance condition that is not related to stock price, ASC 718 requires the impact of the market condition to be considered when

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

estimating the fair value of the award. As a result, we have used a Monte Carlo simulation model to estimate the fair value of the awards that include a market condition.

ASC 718 requires the expense for an award of stock-based compensation that is subject to a market condition that can be attained at any point during the performance period to be recognized over the shorter of (a) the period between the date of grant and the date the market condition is attained, and (b) the award’s derived service period. For purposes of ASC 718, the derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. That median is the middle share price path (the midpoint of the distribution of paths within the model) on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of market condition satisfaction. Compensation expense is recognized regardless of whether the market condition is actually satisfied.

Expense. The accounting for existing share-based compensation awards will continue throughout the period covered by the Chapter 11 Cases. For the six months ended June 30, 2020, the Company recognized $1.7 million in pre-tax compensation expense, which is included within “General and administrative expenses” on the condensed consolidated statement of operations. During the six months ended June 30, 2019, the Company recognized $1.5 million in pre-tax compensation expense.

8. INCOME TAXES:

The Company’s overall effective tax rate on pre-tax income was different than the statutory rate of 21% due primarily to the adjustment of the valuation allowances against the deferred tax assets.

The Company has a valuation allowance recorded against all deferred tax assets, net as of June 30, 2020. Some or all of this valuation allowance may be reversed in future periods against future income.

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

As a result of the Company’s bankruptcy and planned reorganization, the ultimate realization of the Company’s net operating losses and tax basis is uncertain. Our tax attributes may be reduced and/or subject to annual utilization limits depending on several factors including ownership changes and other factors. A significant portion of the Company’s net operating losses may be offset by tax gains or cancellation of debt.

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

The Company voluntarily liquidated its outstanding derivative contracts prior to its filing for bankruptcy.  The total proceeds collected by the Company was $12.8 million in early May 2020.

During the post-petition period of the bankruptcy, the Company entered into new derivative contracts, as allowed by the DIP Facility.  Such contracts will stay in place following emergence from bankruptcy.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As a result of the Chapter 11 filing and while in bankruptcy, the terms of the DIP Facility limits the Company’s ability to enter into hedges for no more than 25% and 12.5% of its projected monthly proved developed oil and gas reserve projections in 2020 and 2021, respectively. Following the Company’s emergence from bankruptcy, the terms of the exit revolving credit facility will require the Company to have a rolling hedging requirement, based on the most recently delivered reserve report, of 33% of forecast natural gas production for the immediately succeeding twelve-month period, plus a minimum of 25% of forecast natural gas production for the immediate succeeding six-month period thereafter.

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

Commodity Derivative Contracts: As of June 30, 2020, the Company had open commodity derivative contracts to manage commodity price risks as presented in the table below. For the fixed price swaps, the Company receives the fixed price for the contract and pays the variable price to the counterparty. For the basis swaps, the Company receives a fixed price for the difference between two sales points for a specified commodity volume over a specified time period. For the collars, the Company pays the counterparty if the market price is above the ceiling price and the counterparty pays if the market price is below the floor price on a notional quantity. For deferred premium puts, the Company pays the deferred premium in the month of settlement.  To the extent the market price is below the put price, the counterparty owes the Company the difference between the market price and put price in the period of settlement.  The reference prices of these commodity derivative contracts are typically referenced to index prices as published by independent third parties. Refer to Note 10 – Fair Value Measurements for more information regarding the fair value of the Company’s derivative instruments.

Type/Year	Index	Total Volumes (MMbtu)	Weighted Average Price per Unit ($/MMbtu)	Fair Value - June 30, 2020
		(in millions)		Asset (Liability)
Natural gas fixed price swaps
2020 (July through December)	NYMEX-Henry Hub	12.0	$2.01	$(1,048)
Natural gas basis swaps [1]
2020 (July through December)	NW Rockies Basis Swap	3.7	$(0.18)	$131
(1)

Represents swap contracts that fix the basis differentials for gas sold at or near Opal, Wyoming and the value of natural gas established on the last trading day of the month by the NYMEX for natural gas swaps for the respective period.

The following table summarizes the pre-tax realized and unrealized gain (loss) the Company recognized related to its derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Commodity Derivatives (in thousands):	2020	2019	2020	2019
Realized gain (loss) on commodity derivatives - natural gas (1)	$15,925	$3,936	$27,376	$(77,267)
Realized gain (loss) on commodity derivatives - oil (1)	9,121	(516)	14,019	2,056
Unrealized gain (loss) on commodity derivatives (1)	(40,312)	68,234	(12,366)	82,527
Total gain (loss) on commodity derivatives	$(15,266)	$71,654	$29,029	$7,316
(1)	Included in Gain (Loss) on commodity derivatives in the condensed consolidated statements of operations.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. FAIR VALUE MEASUREMENTS:

As required by ASC 820, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

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

The following table is a listing of the Company’s assets and liabilities that are measured at fair value in the accompanying balance sheets and where they are classified withing the fair value hierarchy as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Current derivative asset	$—	$1,602	$—	$1,602
Liabilities:
Current derivative liability	$—	$2,519	$—	$2,519

The Company entered into commodity derivative contracts and as a result, we expose ourselves to counterparty credit risk. Credit risk is the potential failure of the counterparty to perform under the terms of a derivative contract. In order to minimize our credit risk in derivative instruments, we (i) enter into derivative contracts with counterparties that our management has deemed credit worthy as competent and competitive market makers and (ii) routinely monitor and review the credit of our counterparties. We believe that all of our counterparties are of substantial credit quality. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. While we are in bankruptcy, the counterparties share super-priority and are subject to International Swaps and Derivatives Association (“ISDA”) master agreements. As of June 30, 2020, we did not have any past-due receivables from, or payables to, any of the counterparties of our derivative contracts. Refer to Note 9 – Derivate Financial Instruments for additional details on our derivative financial instruments.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments is the estimated amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates.  The Company uses available market data and valuation methodologies to estimate the fair value of its debt and the fair values presented in the tables below reflect original maturity dates for each of the debt instruments. The valuation assumptions utilized to measure the fair value of the Company’s debt are considered Level 2 inputs. This disclosure is

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

presented in accordance with ASC 825, Financial Instruments, and does not impact the Company’s consolidated financial position, results of operations or cash flows.

	June 30, 2020		December 31, 2019
	Principal	Estimated	Principal	Estimated
	repayment obligation	Fair Value	repayment obligation	Fair Value
DIP Facility, due 2020	$10,375	$10,375	$—	$—
Credit Facility 1 & 2	46,300	39,355	64,700	64,700
Term Loan [2]	966,319	640,186	968,756	566,723
Second Lien Notes [2]	584,303	32,137	583,853	86,994
2022 Notes [2]	150,439	120	150,439	18,805
2025 Notes [2]	225,000	563	225,000	15,750
Total debt	$1,982,736	$722,736	$1,992,748	$752,972
(1)

Under the terms of the Plan, the Consenting RBL Lenders have agreed to an 85% recovery on the outstanding balance of the Credit Facility including the letter of credit obligation associated with REX. As such, the fair value in the table above reflects the recovery rate of the outstanding Credit Facility as of June 30, 2020.

(2)

As of June 30, 2020, the principal repayment obligation for this debt instrument is included in the table above is a component of liabilities subject to compromise in the condensed consolidated balance sheet.

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

Litigation Matters

Pending Claims – Ultra Resources Indebtedness

On April 29, 2016, the Company and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Code in the United States Bankruptcy Court.  Our 2016 Chapter 11 cases were jointly administered under the caption In re Ultra Petroleum Corp., et al, Case No. 16-32202 (MI) (Bankr. S.D. Tex.) (the “Prior Chapter 11 Cases”).  On March 14, 2017, the Court confirmed our Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization (the “Prior Plan”) and on April 12, 2017, we emerged from bankruptcy.

The Prior Plan provided for the treatment of claims against our bankruptcy estates, including claims for pre-petition liabilities that have not otherwise been satisfied or addressed before we emerged from Chapter 11 proceedings. The claims resolution process associated with our Prior Chapter 11 Cases is on-going, and we expect it to continue for an indefinite period of time.

During our previous bankruptcy proceedings in 2016 and 2017, many holders of indebtedness filed proofs of claim with the Court, asserting claims for the outstanding balance of the indebtedness, unpaid pre-petition interest, unpaid post-petition interest (including interest at the default rates under the pre-petition debt agreements), make-whole amounts, and other fees and obligations allegedly arising under the pre-petition debt agreements. As previously disclosed, in connection with our emergence from bankruptcy and in accordance with the Prior Plan, all of our obligations with respect to Ultra Resources pre-petition indebtedness and the associated debt agreements were cancelled, except to the limited extent expressly set forth in the Prior Plan, and the holders of claims related to the indebtedness received payment in full of allowed claims (including with respect to outstanding principal, unpaid pre-petition interest, and certain other pre-petition fees and obligations arising under the debt agreements). In connection with the confirmation and consummation of the Prior Plan, we entered into a stipulation with the claimants pursuant to which we agreed to establish and fund a $400.0 million reserve account after the Company’s emergence from bankruptcy, pending resolution of make-whole and post-petition interest claims. On April 14, 2017, we funded the account. Following our emergence from bankruptcy, we continued to dispute the claims made by holders of the Ultra Resources’ indebtedness for certain make-whole amounts and post-petition interest at the default rates provided for in the debt agreements.

ULTRA PETROLEUM CORP. (DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On September 22, 2017, the Court denied the Company’s objection to the pending make-whole and post-petition interest claims. On October 6, 2017, the Court entered an order requiring the Company to distribute amounts attributable to the disputed claims to the applicable parties. Pursuant to the order, on October 12, 2017, the Company distributed $399.0 million from the reserve fund to the parties asserting the make-whole and post-petition interest claims and $1.3 million (the balance remaining after distributions to the parties asserting claims) was returned to the Company. The disbursement of $399.0 million was comprised of $223.8 million representing the fees owed under the make-whole claims and $175.2 million representing post-petition interest at the default rate. The Company appealed the court order denying its objections to these claims to the U.S. Court of Appeals for the Fifth Circuit (the “Appellate Court”).

During the fourth quarter of 2018, the Company entered into settlement agreements (collectively, the “Settlement Agreements”) with holders of certain claims related to Ultra Resources’ pre-petition indebtedness (the “Claimants”) pursuant to which the parties agreed to settle the pending disputes between the Claimants and the Company. Under the terms of the Settlement Agreements, the Claimants collectively agreed to pay approximately $16.4 million to the Company.

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

During 2019, the Company entered into additional settlement agreements with holders of certain make-whole and post-petition interest claims.  Pursuant to these settlements, the parties agreed to settle the pending disputes between such holders and the Company, and the holders collectively agreed to pay approximately $13.5 million to the Company.  As of June 30, 2020, there is approximately $240 million of claims subject to the Appellate Court decision.  It is not possible to determine  the ultimate disposition of these matters at this time.

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

12. SUBSEQUENT EVENTS:

The Company has evaluated the period subsequent to June 30, 2020, for material events that did not exist at the balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the financial statements from being misleading, except as otherwise disclosed herein.

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

Other risks and uncertainties include, but are not limited to, the risks related to the Company’s voluntary petition for relief under Chapter 11; expectations relating to the duration, effects and ultimate outcome of the Chapter 11 Cases, the adequacy of the Company’s sources of liquidity and capital resources, including after entering into the DIP Credit Agreement; the effects of the Chapter 11 Cases on the Company and its various constituents, including its stockholders; the Company’s ability to obtain the Court’s approval with respect to motions or other requests made to the Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession; the Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general; the Company may not be able to obtain the Court’s confirmation of the Plan or may have to modify the terms of the Plan; the Plan may not become effective; third-party motions in the Chapter 11 Cases, which may interfere with the Company’s ability to consummate the Plan; the length of time the Company will operate under the Chapter 11 Cases; the Company’s ability to comply with the restrictions imposed by the financing arrangements entered into pursuant to the Company’s filing for bankruptcy; the Company’s ability to satisfy the conditions and milestones set forth in the Restructuring Support Agreement; the Company’s ability to enter into commodity derivatives for future production on favorable terms; the Company’s ability to implement strategies to reduce costs, increase operational efficiencies and lower its capital spending in connection with the COVID-19 pandemic; increased competition; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases; the timing and extent of changes in prices for oil and gas, particularly in the areas where the Company owns properties, conduct operations, and markets its production; as well as the timing and extent of the Company’s success in discovering, developing, producing and estimating oil and gas reserves; the ability and willingness of members of the Organization of Petroleum Exporting Countries (“OPEC”) along with non-OPEC oil-producing countries (“OPEC+”) to agree to and maintain oil price and production controls; the Company’s ability to successfully monetize the properties it is marketing; weather and government regulation; and the availability of oil field services, personnel and equipment.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (as amended, the “2019 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for additional risks related to the Company’s business.

OVERVIEW:

The Company is an independent exploration and production company focused on developing and producing its long-life natural gas reserves in the Pinedale and Jonah fields of the Green River Basin of southwest Wyoming. The Company operates in one industry segment, natural gas and oil exploration and development, with one geographical segment, the United States.

The Company conducts operations exclusively in the United States. Substantially all of its oil and natural gas activities are conducted jointly with others and, accordingly, amounts presented reflect only the Company’s proportionate interest in such activities. The Company continues to focus on disciplined capital allocation decisions, generating operating cash flows, reducing its indebtedness, and preserving future potential pad level drilling inventory for more constructive natural gas prices.  The Company’s emphasis on these elements is critically relevant as the natural gas commodity price has eroded over the course of 2019 and into the second quarter of 2020.  Given Ultra’s focus on profitability and generating operating cash flows with the objective of meeting its obligations, the Company elected to suspend pad level drilling operations in the third quarter of 2019, as the investment returns were uneconomical in the current commodity price environment.  The Company determined it is in the best interest of its stakeholders to retain core personnel necessary in order to operate its prolific asset base safely, efficiently, and profitably; to ensure necessary regulatory and environmental compliance; to continue to fulfill its obligations as a public reporting company; to continue to dedicate appropriate resources to studying the underlying geologic and subsurface in order to maximize the value of the Pinedale and Jonah fields; and to prepare to resume a drilling program with much of the historical knowledge and intellectual property developed over many years by Ultra personnel.

The Company currently generates its revenue, earnings and cash flow from the production and sales of natural gas and crude oil and condensate from its Pinedale field.  Total production for the quarter ended June 30, 2020 was 45.5 Bcf of natural gas and 312.3 MBbl of crude oil and condensate, for a total of 47.3 Bcfe of production.

RECENT DEVELOPMENTS:

Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code. On May 14, 2020 (the “Petition Date”), Ultra Petroleum Corp. and all of its direct and indirect subsidiaries (the “Debtors”), filed voluntary cases (the “Chapter 11 Cases”).

The Debtors are currently operating the business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Court. After the Debtors filed the Chapter 11 petitions, the Court granted certain relief which enabled the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to pay employee wages and benefits, pay taxes and certain governmental fees and charges, continue to operate their cash management system in the ordinary course, remit funds their holds from time to time for the benefit of third parties (such as royalty owners), and pay the pre-petition claims of certain of its vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, the Debtors intend to pay vendors in full under normal terms.

Subject to certain exceptions provided for in Section 362 of the Bankruptcy Code, all judicial and administrative proceedings against the Debtors or their property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against the Debtors or their property for claims arising prior to the Petition Date were automatically enjoined. This prohibits, for example, the Debtors’ lenders or noteholders from pursuing claims for defaults under the debt agreements and the contract counterparties from pursuing claims for defaults under the Debtors’ contracts. Accordingly, unless the Court agrees to lift the automatic stay, all of the Debtors’ pre-petition liabilities and obligations should be settled or compromised under the Bankruptcy Code as part of the Chapter 11 proceedings.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases as described in Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. As a result of these risks and uncertainties, the Company’s assets, liabilities, contractual obligations, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases. Additionally, the description of the Company’s operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

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

On May 15, 2020, consistent with the RSA, of the Debtors solicited acceptances of and filed with the Court the proposed Plan which, subject to Court approval and the requisite support of the Debtors’ creditors:

•	equitizes or eliminates all of the Debtors’ pre-petition indebtedness;
•	provides for a $25 million DIP Facility (as defined below) to the Company by certain Consenting Term Lenders;
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

•	contemplates a term loan of up to $5 million being issued upon exit with no prepayment penalties;
•	contemplates an exit revolving credit facility with a $60 million commitment amount and an initial $100 million borrowing base;
•	contemplates the rejection of the obligations under the REX firm transportation agreement through December 2026;
•

contemplates the rejection of the lease contract with the remaining term through December 2027 for the liquids gathering system (“LGS”) owned by Pinedale Corridor, LP (“Corridor”) which has since been terminated and the Company acquired the LGS for a purchase price of $18.0 million on June 26, 2020, as described below;

•	pays all ongoing trade obligations in the ordinary course; and
•	contains customary releases and exculpations.

On June 22, 2020 and in connection with the Chapter 11 Cases, the Debtors filed a motion for approval of the Purchase Agreement (as defined below) [Docket No. 301], and on June 26, 2020, the Court approved such motion and entered an order approving the Purchase Agreement [Docket No. 333] (the “PSA Order”).

On June 26, 2020, the Debtors entered into the First Amendment to the Restructuring Support Agreement with the requisite consenting parties thereto (the “Consenting Stakeholders”) to permit the Debtors to enter into and perform under an agreement to purchase that certain gathering system (the “LGS”) as described under the Company’s lease agreement with Corridor as described below.

In accordance with the PSA Order, on June 28, 2020, the Company’s indirect wholly-owned subsidiary, Ultra Wyoming, LLC (“Ultra Wyoming”), entered into a purchase and sale agreement (the “Purchase Agreement”), by and between Ultra Wyoming and Corridor, pursuant to which, among other things, Ultra Wyoming agreed to purchase the LGS for a purchase price of $18.0 million. On June 30, 2020, Ultra Wyoming and Corridor closed the transaction contemplated by the Purchase Agreement in accordance with the terms thereof.  Concurrent with the closing of the Purchase Agreement, the preexisting lease agreement between the Company and Corridor was terminated pursuant to the Court’s acceptance of the rejection notice of the LGS lease agreement. As a result, the right-of-use assets and lease liability was reduced by the remaining payments under the lease agreement.

On July 27, 2020, the Debtors entered into a backstop purchase agreement (the “Backstop Purchase Agreement”) with certain holders of the Company’s prepetition indebtedness (collectively, the “Backstop Parties”). Pursuant to the Backstop Purchase Agreement, the Backstop Parties agreed to backstop the rights offering contemplated by the Plan for new common stock of reorganized UPE to be issued upon the effectiveness of the Plan for an aggregate purchase price of up to $85.0 million.

Pre-Petition Restructuring Expenses. For the three and six months ended June 30, 2020, the Company incurred $9.7 million and $12.4 million of professional, advisory, consulting, and legal fees related to the Chapter 11 Cases prior to the petition date, respectively.  These expenses are reported as “Pre-petition restructuring expenses” in “Operating income (loss)” on the condensed consolidated statement of operations.

Costs of Reorganization. Expenses incurred after the petition date are recorded as “Reorganization items, net” on the condensed consolidated statement of operations. The Company has incurred and will continue to incur significant direct costs associated with our reorganization and the Chapter 11 proceedings. We expect these direct costs, which are being expensed as incurred, will significantly affect our results of operations.

In addition, a non-cash charge to write-off the unamortized debt issuance costs, discounts and premiums related to our funded indebtedness are included in “Reorganization items, net” as these debt instruments are expected to be impacted by the pendency of the Chapter 11 Cases. For additional information about the costs of the Company’s reorganization and Chapter 11 proceedings, see “Reorganization items, net” below.

The following table summarizes the components included in Reorganization items, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2020:

For the three and six months ended June 30, 2020
Reorganization items – direct expenses [1]	$23,060
Reorganization items – recognition of items attributed to liabilities subject to compromise [2]	(140,659)
Total Reorganization items, net	$(117,599)
(1)

Includes professional advisory fees and other costs directly associated with the Company’s reorganization. Professional fees include legal and other advisor fees related to the bankruptcy proceedings.  As of June 30, 2020, the Company has $9.4 million of accrued and unpaid professional advisory fees associated with the Chapter 11 filings, such fees will be paid in the ordinary course of business.

(2)

A non-cash charge to write-off all of the unamortized debt issuance costs, discount and premium related to the pre-petition debt instruments issued by Ultra Resources is included in Reorganization items, net as these debt instruments are expected to be impacted by the pendency of the Chapter 11 Cases.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into a senior secured super priority debtor-in-possession credit agreement (the “DIP Credit Agreement”), dated as of May 19, 2020, among Ultra Resources, as borrower, UPE and the other Filing Subsidiaries, as guarantors, Wilmington Trust, National Association (“WTNA”), as administrative agent and collateral agent, and the lenders party thereto. The DIP Credit Agreement provides for a multi-draw term loan credit facility in an aggregate principal amount of $25 million (the “DIP Facility”). Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay certain fees, costs, disbursements and expenses of the lenders under the DIP Credit Agreement, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such pre-petition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, continuing reporting obligations by the Company, on a consolidated basis, in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget.

On June 16, 2020, the Company entered into the First Amendment to the DIP Credit Agreement with WTNA as administrative agent and the other lenders party thereto (the “DIP First Amendment”). The DIP First Amendment modified the DIP Credit Agreement by, among other items, (i) removing change of control cross-triggers upon acceleration of other Material Debt (as defined in the DIP Credit Agreement), (ii) including a carve-out to Material Adverse Effects (as defined in the DIP Credit Agreement) based upon the effects of the ongoing COVID-19 pandemic, (iii) including carve-outs to certain covenants and events of default in connection with the Chapter 11 Cases, and (iv) including a carve-out to events of default based on the termination of the RSA in connection with a Noteholder Termination Event or a Termination Event (each as defined in the DIP Credit Agreement).

Liabilities Subject to Compromise. The Company has applied Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The consolidated financial statements presented herein include amounts classified as “Liabilities subject to compromise.” This amount represents estimates of known or potential pre-petition claims expected to be resolved in connection with the Chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if the Company elects to reject executory contracts and unexpired leases as part of the Chapter 11 Cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with “Liabilities subject to compromise” in our condensed consolidated balance sheets may be material. In addition, differences between amounts reported as “Liabilities subject to compromise” in this Quarterly Report on Form 10-Q and the amounts attributable to such matters claimed by the Company’s creditors or approved by the Court may be material. The Company will continue to evaluate its liabilities throughout the Chapter 11 process and will plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, the Company may assume, assign, or reject certain executory contracts and unexpired leases agreements for future services, subject to the approval of the Court and certain other conditions. If the Company rejects a contract or lease agreement, such rejection generally (1) is treated as a pre-petition breach of the contract or lease agreement, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease agreement, and (3) entitles the counterparty thereto to a pre-petition general unsecured claim for damages caused by such deemed breach. If the Company assumes an executory contract or unexpired lease agreement, the Company is generally required to cure any existing monetary defaults under such contract or lease agreement and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including any quantification of the Company’s obligations under any such contract or lease agreement, is wholly qualified by the rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease agreement and the Company expressly preserves all of its rights with respect thereto.

The following table summarizes the components of “Liabilities subject to compromise” included in the Company’s condensed consolidated balance sheets as of June 30, 2020:

As of June 30, 2020
Accrued liabilities	1,015
Accrued interest payable	43,368
Debt	1,972,361
Liabilities subject to compromise	$2,016,744

Ability to Continue as a Going Concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 proceedings. The Company has significant pre-petition indebtedness, all of which has been reclassified to Liabilities subject to compromise as of June 30, 2020. The Company’s level of pre-petition indebtedness has adversely impacted and is continuing to adversely impact its financial condition. As a result of the Company’s financial condition, the defaults under its debt agreements, the expected liquidity deficiency had the Company not filed for bankruptcy, and the risks and uncertainties surrounding the Chapter 11 proceedings, substantial doubt exists that the Company as to whether the Company will be able to continue as a going concern.

For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements.

OPERATIONS HIGHLIGHTS:

The prices of oil and natural gas are critical factors to the Company’s business. Commodity prices have been significantly volatile for several years, and beginning in March 2020, oil and natural gas commodity prices have experienced extreme volatility primarily attributable to decreased demand resulting from the COVID-19 pandemic and to the actions of OPEC and OPEC+ to cut the price for crude oil. These events have adversely affected commodity prices and have increased the level of uncertainty regarding future price realizations.

The Company utilizes derivative commodity contracts from time-to-time in order to limit the impact of this commodity price volatility on its results. In addition to fixed price swap contracts, the Company utilizes costless collars and deferred put contracts, with low premium costs, to provide a degree of floor price protection and allow the Company to participate in more upward price exposure. In early May 2020 and prior to filing for bankruptcy, the Company liquidated all of its outstanding derivative contracts for total proceeds of approximately $12.8 million.  The Company, on a limited basis and for terms of less than one month, also entered into short-term fixed price forward physical delivery contracts for natural gas and oil from time-to-time. While in bankruptcy, the terms of the DIP Facility limits the Company’s ability to enter into hedges for no more than 25% and 12.5% of its projected proved developed reserve projections in 2020 and 2021, respectively. Following the Company’s emergence from bankruptcy, the terms of the exit revolving credit facility will require the Company to have a rolling hedging requirement, based on the most recently delivered reserve report, of 33% of forecast production for the immediately succeeding twelve-month period, plus a minimum of 25% of forecast production for the immediate succeeding six-month period thereafter.

On a per unit basis, the average realized prices for the Company in the quarters ended June 30, 2020 and 2019, was $2.26 per Mcfe and $2.51 per Mcfe, respectively.  Included in the net realized prices for 2020 is an improved price premium above index pricing resulting from the renegotiation of certain marketing agreements as well as the proceeds it received when the Company voluntarily liquidated its outstanding derivative contracts prior to its filing for bankruptcy.

The average price realization for the Company’s natural gas during the quarter ended June 30, 2020 was $1.95 per Mcf, including realized gains and losses on commodity derivatives, compared to $2.17 per Mcf during the quarter ended June 30, 2019. The average price realization for the Company’s natural gas during the quarter ended June 30, 2020 and 2019, excluding realized gains and losses on commodity derivatives, was $1.60 per Mcf and $2.11 per Mcf, respectively.

The average price realization for the Company’s crude oil and condensate during the quarter ended June 30, 2020 was $57.50 per barrel, including realized gains and losses on commodity derivatives, compared to $59.65 per barrel during the quarter ended June 30, 2019. The average price realization for the Company’s crude oil and condensate during the quarter ended June 30, 2020, excluding realized gains and losses on commodity derivatives, was $28.26 per barrel, compared to $60.80 per barrel during the quarter ended June 30, 2019.

As previously announced, the Company suspended its operated pad level drilling program in the Pinedale field in September 2019.  The total capital investment in oil and gas properties for the six months ended June 30, 2020 was $19.7 million including the purchase of the LGS for $18.0 million as part of the Purchase Agreement.

CONSOLIDATED RESULTS OF OPERATIONS:

The following table summarizes our unaudited condensed consolidated statement of operations for the periods indicated:

	For the Quarter Ended			For the Six Months
	Ended June 30,		%	Ended June 30,		%
	2020	2019	Variance	2020	2019	Variance
	(Amounts in thousands, except per unit data)
Production, Commodity Prices and Revenues:
Production:
Natural gas (Mcf)	45,463	59,805	(24)%	93,931	119,380	(21)%
Crude oil and condensate (Bbl)	312	449	(31)%	643	886	(27)%
Total production (Mcfe)	47,335	62,499	(24)%	97,789	124,696	(22)%

Commodity Prices:
Natural gas ($/Mcf, excluding hedges)	$1.60	$2.11	(24)%	$1.99	$3.12	(36)%
Natural gas ($/Mcf, including realized hedges)	$1.95	$2.17	(10)%	$2.28	$2.47	(8)%
Oil and condensate ($/Bbl, excluding hedges)	$28.26	$60.80	(54)%	$37.92	$57.30	(34)%
Oil and condensate ($/Bbl, including realized hedges)	$57.50	$59.65	(4)%	$59.71	$59.62	0%

Revenues:
Natural gas sales	$72,920	$125,915	(42)%	$187,200	$371,903	(50)%
Oil sales	8,818	27,301	(68)%	24,393	50,767	(52)%
Other revenues	23	2,190	(99)%	244	4,197	(94)%
Total operating revenues	$81,761	$155,406	(47)%	$211,837	$426,867	(50)%

Derivatives:
Realized gain (loss) on commodity derivatives	$25,046	$3,420	632%	$41,395	$(75,211)	(155)%
Unrealized gain (loss) on commodity derivatives	(40,312)	68,234	(159)%	(12,366)	82,527	(115)%
Total Gain (loss) on commodity derivatives	$(15,266)	$71,654	(121)%	$29,029	$7,316	297%

Operating Costs and Expenses:
Lease operating expenses	$16,603	$15,889	4%	$36,013	$33,114	9%
Facility lease expense	$5,464	$6,543	(16)%	$10,927	$13,188	(17)%
Production taxes	$7,985	$16,443	(51)%	$21,907	$46,618	(53)%
Gathering fees	$16,112	$20,256	(20)%	$32,794	$40,072	(18)%
Transportation charges	$2,239	$64	3398%	$6,133	$128	4691%
Depletion, depreciation and amortization	$38,812	$55,768	(30)%	$86,096	$107,422	(20)%
Ceiling test write down	$110,603	$—	n/a	$353,206	$—	n/a
General and administrative	$8,116	$7,433	9%	$16,496	$14,485	14%
Pre-petition restructuring expenses	$9,724	$—	n/a	$12,368	$—	n/a

Per Unit Costs and Expenses ($/Mcfe):
Lease operating expenses	$0.35	$0.25	40%	$0.37	$0.27	37%
Facility lease expense	$0.12	$0.10	20%	$0.11	$0.11	—
Production taxes	$0.17	$0.26	(35)%	$0.22	$0.37	(41)%
Gathering fees	$0.34	$0.32	6%	$0.34	$0.32	6%
Transportation charges	$0.05	$—	n/a	$0.06	$—	n/a
Depletion, depreciation and amortization	$0.82	$0.89	(8)%	$0.88	$0.86	2%
Ceiling test write down	$2.34	$—	n/a	$3.61	$—	n/a
General and administrative	$0.17	$0.12	42%	$0.17	$0.12	42%
Pre-petition restructuring expenses	$0.21	$—	n/a	$0.13	$—	n/a

Quarter Ended June 30, 2020 vs. Quarter Ended June 30, 2019

Production, Commodity Prices and Revenues:

Production. During the quarter ended June 30, 2020, total production decreased on a gas equivalent basis to 47.3 Bcfe compared to 62.5 Bcfe for the same period in 2019, primarily attributable to the Company’s decision to suspend its operated pad level drilling program effective and as announced in September 2019. The Company’s production has decreased as expected, based on the natural decline of the proven developed wells that were online as of the end of September 2019, and no new wells have come online since that time.

Commodity Prices – Natural Gas. Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased 10% to $1.95 per Mcf during the quarter ended June 30, 2020, as compared to $2.17 per Mcf for the same period in 2019. The Company has entered into various natural gas price commodity derivative contracts with contract periods extending through the fourth quarter of 2020. See Note 9 – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements for additional details. As previously noted, the Company voluntarily liquidated its outstanding derivative contracts prior to its filing for bankruptcy.  The total proceeds collected by the Company were $12.8 million in early May 2020, which are included in the realized natural gas prices for the quarter ended June 30, 2020.  During the quarter ended June 30, 2020 and 2019, the Company’s average price for natural gas, excluding realized gains and losses on commodity derivatives, was $1.60 per Mcf and $2.11 per Mcf, respectively.

Commodity Prices – Oil. Realized oil prices, including realized gains and losses on commodity derivatives, decreased to $57.50 per barrel during the quarter ended June 30, 2020, as compared to $59.65  per barrel for the same period in 2019. The Company had various oil price commodity derivative contracts prior to filing for bankruptcy. See Note 9– Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements for additional details relating to these derivative contracts. During the three months ended June 30, 2020, the Company’s average price for oil, excluding realized gains and losses on commodity derivatives, was $28.26 per barrel as compared to $60.80 per barrel for the same period in 2019.

Revenues. During the quarter ended June 30, 2020, revenues decreased to $81.8 million as compared to $155.4 million for the same period in 2019. This decrease is primarily attributable to the decrease in total production and the decrease in natural gas and oil prices.

Operating Costs and Expenses:

The Company has been focused on continued cost management and expects total costs to trend down. However, on a per Mcfe basis, the Company expects pressure on lease operating expense (“LOE”) and general and administrative expenses (“G&A Expenses”) due to the expected decrease in future production as the Company has suspended its operated pad level drilling program and is susceptible to declining base production from its proved developed producing reserves.  Management expects it can mitigate some of this per unit pressure through further cost management and investment initiatives. However, with certain costs being fixed, it is not expected to fully mitigate this pressure.

Lease Operating Expense. LOE slightly increased to $16.6 million during the quarter ended June 30, 2020 as compared to $15.9 million during the same period in 2019. The increase for the period was attributable to an increase in net water handling costs in the quarter ended June 30, 2020 as compared to the same period in 2019.  On a unit of production basis, LOE costs increased to $0.35 per Mcfe during the quarter ended June 30, 2020 as compared with $0.25 per Mcfe during the same period in 2019 due to the decreased production.

General and Administrative Expenses. During the quarter ended June 30, 2020, G&A Expenses increased to $8.1 million as compared to $7.4 million for the same period in 2019. Due to the suspension of the drilling program in September 2019, the Company reduced its capitalized overhead which is the primary increase in G&A Expenses for the quarter ended June 30, 2020 as compared to the same period in 2019. On a per unit basis, G&A Expenses increased to $0.17 per Mcfe for the quarter ended June 30, 2020 compared to $0.12 per Mcfe for the same period in 2019.

The Company analyzes the combined LOE and G&A Expenses as controllable costs.  The combined LOE and G&A Expenses for the quarter ended June 30, 2020, was $0.52 per Mcfe compared to $0.37 per Mcfe for the same period in 2019.  Management also analyzes the combined LOE and G&A Expenses, excluding the non-cash element of stock compensation. The cash component of LOE and G&A Expenses for the quarter ended June 30, 2020 was $0.51 per Mcfe compared to $0.36 per Mcfe for the same period in 2019, with the changes being driven by the items described above.

Facility Lease Expense. In 2012, the Company sold a system of liquids gathering pipelines and central gathering facilities (the “LGS”) and certain associated real property rights in the Pinedale field. The Company entered into a long-term, triple net lease agreement with the buyer relating to the use of the LGS (the “Lease Agreement”). The Lease Agreement provided for an initial term of 15 years, and annual base rent of $20.0 million during the initial term (as adjusted annually for changes based on the consumer price index), which base rent may increase if certain volume thresholds are exceeded. For the quarters ended June 30, 2020 and 2019, the Company recognized expense associated with the Lease Agreement of $5.5 million and $6.5 million, respectively.

This lease was listed for rejection through the Plan filed on May 15, 2020.  On June 28, 2020, the Company’s indirect wholly-owned subsidiary, Ultra Wyoming, entered into the Purchase Agreement, pursuant to which, among other things, Ultra Wyoming agreed to purchase the LGS for a purchase price of $18.0 million. Effective June 30, 2020, Ultra Wyoming and Corridor closed the transaction contemplated by the Purchase Agreement in accordance with the terms thereof and the Lease Agreement was terminated.  The Company has no further obligations associated with this Lease Agreement.

Production Taxes. During the quarter ended June 30, 2020, production taxes decreased to $8.0 million compared to $16.4 million during the same period in 2019, or $0.17 per Mcfe compared to $0.26 per Mcfe, respectively. Production taxes are primarily calculated based on a percentage of revenue from production, net of gathering fees, in Wyoming and were 12.2% of revenues for the quarters ended June 30, 2020 and 2019. The decrease in per unit taxes is primarily attributable to decreased natural gas prices during the quarter ended June 30, 2020, as compared to the same period in 2019.

Gathering Fees. During the quarter ended June 30, 2020, gathering fees decreased to $16.1 million compared to $20.3 million during the same period in 2019, related to decreased production volumes. On a per unit basis, gathering fees increased to $0.34 per Mcfe for the quarter ended June 30, 2020 as compared to $0.32 per Mcfe in the same period in 2019.

Transportation Charges. During the quarter ended June 30, 2020, transportation charges increased to $2.2 million, or $0.05 per Mcfe, as compared to $0.1 million, or nil per Mcfe, in the same period in 2019. Commencing on December 1, 2019 and extending for a term expiring December 31, 2026, the Company has committed to firm transportation capacity of 200,000 Dekatherms per day at a rate of approximately $0.37 per Dekatherm on the Rockies Express Pipeline. In exchange for the fixed demand fee, this agreement provides the Company with the opportunity to transport a portion of its natural gas production away from its properties in Wyoming to markets east of the Rockies based delivery points in the southwestern region of Wyoming.  The Company has filed a motion to reject this contract as part of the Chapter 11 Case and, as result, the Company has not recorded any further expense associated with REX since the petition date of the bankruptcy.

Depletion, Depreciation and Amortization. During the quarter ended June 30, 2020, depletion, depreciation and amortization (“DD&A”) expense decreased to $38.8 million compared to $55.8 million for the same period in 2019. On a unit of production basis, the DD&A rate decreased to $0.82 per Mcfe for the quarter ended June 30, 2020, compared to $0.89 per Mcfe for the same period in 2019. The primary driver of the rate change on a per unit basis is a result of reduced historical costs associated with the Company’s oil and gas properties as a result of the ceiling test write-down recorded in the first quarter of 2020, as well as the reduced volumes attributable to the June 30, 2020 proved reserves.

Ceiling Test Write-down. In addition to the ceiling test write-down that occurred in the quarter ended March 31, 2020, the Company also recorded a $110.6 million non-cash write-down of the carrying value of its proved oil and natural gas properties as a result of ceiling test limitations during the quarter ended June 30, 2020. The ceiling test was calculated based upon the SEC based reserve preparation as of June 30, 2020. As disclosed in the 2019 Form 10-K, the pricing applied to reserves prepared for SEC presentation are the average of quoted market prices in effect on the first day of the month for the preceding twelve month period for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials.

Pre-Petition Restructuring Expenses. During the quarter ended June 30, 2020, the Company incurred $9.7 million in costs and fees in connection with its efforts to restructure its debt prior to filing the Chapter 11 petitions on May 14, 2020.

Other Operating Expenses, net.  As a result of a court ruling related to a previous outstanding litigation item, the Company adjusted receivables and payables related to a net profits interest and recorded a related non-cash expense of $1.1 million during the quarter ended June 30, 2020.

Other Income and Expenses:

Interest Expense. Interest expense decreased to $14.5 million during the quarter ended June 30, 2020 as compared to $32.4 million during the same period in 2019. In accordance with ASC 852, the Company did not recognize interest expense related to its pre-petition debt subsequent to the Petition Date of May 14, 2020.

Gain (Loss) on Commodity Derivatives. During the quarter ended June 30, 2020, the Company recognized a loss of $15.3 million, as compared to a gain of $71.7 million related to commodity derivatives for the same period in 2019. Of this total, the Company recognized $25.0 million related to a realized gain on commodity derivatives that was settled during the quarter ended June 30, 2020, as compared with $3.4 million related to a realized gain on commodity derivatives during the same period in 2019. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This amount also includes an unrealized loss of $40.3 million on commodity derivatives during the quarter ended June 30, 2020, as compared to an unrealized gain of $68.2 million during the same period in 2019. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $117.6 million for the six months ended June 30, 2020, are comprised of $23.1 million of professional fees, and offset by $140.7 million of a non-cash gain resulting from the net write-off of all unamortized premiums, discounts and debt issuance costs totaling related to the debt instruments which are expected to be impacted by the pendency of the Chapter 11 Cases.

Net Income (Loss):

Pretax Income(Loss). During the quarter ended June 30, 2020, the Company recognized loss before income taxes of $45.8 million compared to a pretax income of $57.0 million for the same period in 2019. The pretax loss is driven by the operating income and operating expense elements, including the ceiling test impairment of $110.6 million, and offset by the $117.6 million gain on reorganization items, net.

Income Taxes. The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2020. Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income (Loss). During the quarter ended June 30, 2020, the Company recognized net loss of $45.8 million, or $0.23 per diluted share, as compared to net income of $57.1 million, or $0.29 per diluted share, for the same period in 2019. The decrease in earnings is driven by the operating income and operating expense elements together with ceiling test impairment of $110.6 million, offset by the $117.6 million gain on reorganization items, net were the primary elements resulting in net loss during the quarter ended June 30, 2020, as compared to the same period in 2019.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Production, Commodity Derivatives and Revenues:

Production.  During the six months ended June 30, 2020, total production decreased by 22% on a gas equivalent basis to 97.8 Bcfe compared to 124.7 Bcfe for the same period in 2019, primarily attributable to the Company’s decision to suspend its operated pad level drilling program effective and as announced in September 2019. The Company’s production has decreased as expected, based on the natural decline of the proven developed wells that were online as of the end of September 2019, and no new wells have come online since that time.

Commodity Prices – Natural Gas.  Realized natural gas prices, including realized gains and losses on commodity derivatives, decreased to $2.28 per Mcf during the six months ended June 30, 2020, as compared to $2.47 per Mcf for the same period in 2019.  The Company has entered into various natural gas price commodity derivative contracts with contract periods extending through 2020. See Note 9 – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements for additional details. As previously noted, the Company voluntarily liquidated its outstanding derivative contracts prior to its filing for bankruptcy.  The total proceeds collected by the Company were $12.8 million in early May 2020 and are included in the realized natural gas prices for the six months ended June 30, 2020.   During the six months ended June 30, 2020, the Company’s average price for natural gas excluding realized gains and losses on commodity derivatives was $1.99 per Mcf as compared to $3.12 per Mcf for the same period in 2019.

Commodity Prices – Oil.  Realized oil prices, including realized gains and losses on commodity derivatives, increased slightly to $59.71 per barrel during the six months ended June 30, 2020 as compared to $59.62 per barrel for the same period in 2019.  The Company had various oil price commodity derivative contracts prior to filing for bankruptcy.  See Note 9 – Derivative Financial Instruments in the notes to the unaudited condensed consolidated financial statements for additional details.  During the six months ended June 30, 2020, the Company’s average price for oil excluding realized gains and losses on commodity derivatives was $37.92 per barrel as compared to $57.30 per barrel for the same period in 2019.

Revenues.  During the six months ended June 30, 2020 revenues decreased to $211.8 million as compared to $426.9 million for the same period in 2019. This decrease is primarily attributable to the decrease in total production and the decrease in natural gas prices.

Operating Costs and Expenses:

As previously mentioned, the Company has been focused on continued cost management and expects total costs to trend down. However, on a per Mcfe basis, the Company expects pressure on LOE and G&A Expenses due to the expected decrease in future production as the Company has suspended its operated pad level drilling program and is susceptible to declining base production from its proved developed producing reserves.  Management expects it can mitigate some of this per unit pressure through further cost management and investment initiatives. However, with certain costs being fixed, it is not expected to fully mitigate this pressure.

Lease Operating Expense.  LOE increased to $36.0 million during the six months ended June 30, 2020 compared to $33.1 million during the same period in 2019. The increase for the period was attributable to an increase in net water handling costs, as well as an increase in environmental monitoring costs in the first half of 2020 as compared to the same period in 2019.  On a unit of production basis, LOE costs increased to $0.37 per Mcfe during the six months ended June 30, 2020 compared to $0.27 per Mcfe during the same period in 2019.

General and Administrative Expenses. G&A Expenses increased to $16.5 million for the six months ended June 30, 2020 compared to $14.5 million for the same period in 2019. Due to the suspension of the drilling program in September 2019, the Company reduced its capitalized overhead which is the primary increase in General and administrative expenses for the six months ended June 30, 2020 as compared to the same period in 2019. On a per unit basis, G&A Expenses increased to $0.17 per Mcfe for the six months ended June 30, 2020 compared to $0.12 per Mcfe for the six months ended June 30, 2019 due to the increase in G&A Expenses and a decrease in production volumes.

The Company analyzes the combined LOE and G&A Expenses as controllable costs.  The combined LOE and G&A Expenses for the six months ended June 30, 2020, was $0.54 per Mcfe compared to $0.39 per Mcfe for the same period in 2019.  Management also analyzes the combined LOE and G&A Expenses, excluding the non-cash element of stock compensation. The cash component of LOE and G&A Expenses for the six months ended June 30, 2020, was $0.52 per Mcfe compared to $0.37 per Mcfe for the same period in 2019, with the changes being driven by the items described above.

Facility Lease Expense.  For the six months ended June 30, 2020, the Company recognized operating lease expense associated with the Lease Agreement of $10.9 million, or $0.11 per Mcfe, as compared to $13.2 million, or $0.11 per Mcfe, for the same period in 2019. This decrease was a result of lower liquid production volumes in the first half of 2020 compared to the same period in 2019.

As previously mentioned, this lease was listed for rejection through the Plan filed on May 15, 2020.  On June 28, 2020, the Company’s indirect wholly-owned subsidiary, Ultra Wyoming, entered into the Purchase Agreement, pursuant to which, among other things, Ultra Wyoming agreed to purchase the LGS for a purchase price of $18.0 million. Effective June 30, 2020, Ultra Wyoming and Corridor closed the transaction contemplated by the Purchase Agreement in accordance with the terms thereof and the Lease Agreement was terminated.  The Company has no further obligations associated with this Lease Agreement.

Production Taxes.  During the six months ended June 30, 2020, production taxes were $21.9 million compared to $46.6 million during the same period in 2019, or $0.22 per Mcfe compared to $0.37 per Mcfe. Production taxes are primarily calculated based on a percentage of revenue from production, net of gathering fees, in Wyoming and were 12.2% for the six months ended June 30, 2020 and 12.1% of revenues for the same period in 2019.  The decrease in per unit taxes is primarily attributable to decreased natural gas prices during the six months ended June 30, 2020, as compared to the same period in 2019.

Gathering Fees.  Gathering fees decreased to $32.8 million for the six months ended June 30, 2020, compared to $40.1 million during the same period in 2019, largely related to decreased production.  On a per unit basis, gathering fees increased to $0.34 per Mcfe for the six months ended June 30, 2020 compared to $0.32 per Mcfe for the same period in 2019.

Transportation Charges. During the six months ended June 30, 2020, transportation charges were $6.1 million, or $0.06 per Mcfe, as compared to $0.1 million, or nil per Mcfe, in the same period in 2019. As previously mentioned, the transportation charges were a result of the firm transport demand changes on REX Pipeline.  The Company has filed a motion to reject this contract as part of the Chapter 11 Case and, as result, the Company has not recorded any further expense associated with REX since the petition date of the bankruptcy.

Depletion, Depreciation and Amortization.  DD&A expenses decreased to $86.1 million during the six months ended June 30, 2020, from $107.4 million for the same period in 2019. On a unit of production basis, the DD&A rate increased to $0.88 per Mcfe for the six months ended June 30, 2020 compared to $0.86 per Mcfe for the six months ended June 30, 2019. The primary driver of the rate increase on a per unit basis is a result of reduced volumes attributable to the June 30, 2020 proved reserves.

Ceiling Test Write-down. During the six months ended June 30, 2020, the Company recorded $353.2 million of non-cash write-downs of the carrying value of its proved oil and natural gas properties as a result of ceiling test limitations in both the first and second quarters of 2020. The ceiling test is calculated based upon the SEC based reserve preparation as of each quarter end. Natural gas prices used to calculate the reserves ceiling limitation value decreased 15% in the period from December 31, 2019 to March 31, 2020 and then further decreased by 8% from March 31, 2020 to June 30, 2020.  The decrease in natural gas prices described above, as well as the decline oil prices over the second quarter of 2020, negatively affected the overall ceiling value as seen broadly across the upstream oil and gas sector.  As disclosed in our 2019 Form 10-K, the prices applied to reserves prepared for SEC presentation are the average of quoted market prices in effect on the first day of the month for the preceding twelve month period for Henry Hub natural gas and West Texas Intermediate oil, adjusted for market differentials. The Company did not have a write-down related to the full cost ceiling limitation during the six months ended June 30, 2019.

Pre-Petition Restructuring Expenses. During the six months ended June 30, 2020, the Company incurred $12.4 million in costs and fees in connection with its efforts to restructure its debt prior to filing the Chapter 11 petitions on May 14, 2020.

Other Operating Expenses.  During the six months ended June 30, 2020, the Company incurred $4.6 million of other operating expenses.  Of this amount, $3.3 million related to the non-cash inventory impairment and $1.3 million of other recurring and nonrecurring expenses.  During the six months ended June 30, 2019, the Company incurred $16.1 million of other operating expenses.

Other Income and Expenses:

Interest Expense.  Interest expense decreased to $44.9 million during the six months ended June 30, 2020 compared to $65.7 million during the same period in 2019. In accordance with ASC 852, the Company did not recognize interest expense related to pre-petition debt subsequent to the Petition Date of May 14, 2020.

Other Income (Expense), net.  During the six months ended June 30, 2020, the Company recorded other income of $3.5 million in Other income (expense) on the condensed consolidated statement of operations, of which $2.1 million is attributed to a severance tax adjustment from the state of Utah.

Gain (Loss) on Commodity Derivatives. During the six months ended June 30, 2020, the Company recognized a gain of $29.0 million related to commodity derivatives as compared to a gain of $7.3 million related to commodity derivatives during the same period in 2019. Of this total, the Company recognized $41.4 million related to a realized gain on commodity derivatives during the six months ended June 30, 2020, as compared with $75.2 million related to a realized loss on commodity derivatives during the same period in 2019. The realized gain or loss on commodity derivatives relates to actual amounts received or paid under the Company’s derivative contracts. This unrealized gain or loss on commodity derivatives also includes a $12.4 million unrealized loss on commodity derivatives for the six months ended June 30, 2020, as compared to an $82.5 million unrealized gain on commodity derivatives for the same period in 2019. The unrealized gain or loss on commodity derivatives represents the non-cash charge attributable to the change in the fair value of these derivative instruments over the remaining term of the contract.  See Note 9 – Derivative Financial Instruments for additional details.

Reorganization Items:

Reorganization Items, Net. Reorganization items, net of $117.6 million for the six months ended June 30, 2020, are comprised of $23.1 million of professional fees, and offset by $140.7 million of a non-cash gain from the net write-off all unamortized premiums, discounts, and debt issuance costs related to the debt instruments which are expected to be impacted by the pendency of the Chapter 11 Cases.

Net Income (Loss):

Pretax Income (Loss).  The Company recognized loss before income taxes of $263.5 million for the six months ended June 30, 2020 compared to income before taxes of $97.6 million for the same period in 2019.

Income Taxes.  The Company has recorded a valuation allowance against all deferred tax assets as of June 30, 2020.  Some or all of this valuation allowance may be reversed in future periods against future income.

Net Income.  For the six months ended June 30, 2020, the Company recognized net loss of $263.4 million, or $1.33 per diluted share, as compared to net income of $97.8 million, or $0.49 per diluted share, for the same period in 2019. The decrease in earnings is driven by the operating income and operating expense elements together with ceiling test impairment of $353.2 million, offset by the $117.6 million gain on reorganization items, net were the primary elements resulting in net loss during the six months ended June 30, 2020, as compared to the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities and borrowings under the Credit Agreement. Additionally, our liquidity was historically driven by the availability under the Credit Facility commitments.  Given that the borrowing base amount was continuing to decrease and the bank pricing decks had been reduced after the borrowing base redetermination completed in February 2020, management concluded that it would have a borrowing base deficiency and a Term Loan Exclusivity period (as defined in the Term Loan Agreement), subjecting the Company to a 2.0 asset coverage ratio effective July 1, 2020.  Additionally, future cash flows were subject to a number of variables and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2019 and declined even further during the first half of 2020. There is still significant volatility in commodity prices and these prices are still lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

As described in the introductory note, the filing of the Chapter 11 petitions constituted an event of default with respect to the Company’s existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

The Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to possessory lien vendors. Despite the liquidity provided by the Company’s existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. The Company may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, the Company’s suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of the Company’s financial condition and results of operations, in particular with regard to the Company’s potential failure to meet its debt obligations, some vendors could be reluctant to enter into long-term agreements with the Company.

During the six months ended June 30, 2020, we funded our operations primarily through cash flows from operating activities, borrowings under the Revolving Credit Facility (defined below) until April 14, 2020, at which time the Company was in default under the Credit Agreement due to the issuance of a going concern qualification to the audit opinion on the December 31, 2019 financial statements, and from the DIP Facility following its closing in May 2020. As of June 30, 2020, the Company has cash and cash equivalents of $32.3 million, and $46.3 million and $10.4 million outstanding borrowings under the Revolving Credit Facility and DIP Facility, respectively.

On April 15, 2020, the Company elected to forgo the interest payments due under its Unsecured Notes obligations resulting in a second default. Both defaults had a 30-day grace period with the first grace period expiring on May 14, 2020, and the second grace period expiring the following day.  During these grace periods, the Company remained compliant with the anti-cash hoarding limit of $15 million as established under the Credit Agreement.  On May 14, 2020, the Company filed the Chapter 11 Cases with $11.0 million cash on hand and $46.3 million outstanding on the Revolving Credit Facility.

On May 14, 2020, the Debtors filed for relief under Chapter 11 of the United States Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement, Term Loan Agreement, Second Lien Note Indenture, and the Unsecured Note Indentures, resulting in the automatic and immediate acceleration of all of our outstanding debt.  Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the United States Bankruptcy Code.  For more information on the Chapter 11 Cases and related matters, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements.

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

As part of the RSA and the Plan, the Company has secured commitments for a new exit reserve based credit facility with a $60 million commitment amount under a $100 million borrowing base with the same parties that are currently parties to the Company’s existing Revolving Credit Facility, however in the reorganized entity.  Given the contemplated restructuring described by the Plan, this will be a new facility and not a continuation or amendment of the current Revolving Credit Facility.

Capital Expenditures. For the six months ended June 30, 2020, total capital expenditures were $19.7 million including the purchase of the LGS for $18.0 million as part of the Purchase Agreement. As previously discussed, the Company suspended its operated pad level drilling program in late September 2019. Per the RSA, the Company has agreed to a budget, as defined in the Plan resulting in only minimal capital investments in our Pinedale field while the RSA is in effect.

DIP Credit Agreement. In connection with the RSA and the Chapter 11 Cases, Ultra Resources entered into the DIP Credit Agreement. The DIP Credit Agreement provides for the DIP Facility and borrowings up to $25.0 million.  Ultra has utilized $10.0 million of this facility and is allowed to request additional borrowings up to $15.0 million, in tranches greater than $5.0 million. Ultra intends to use proceeds of the DIP Facility, among other things: (1) to pay interest, fees, costs and expenses related to the loans thereunder, (2) to pay the fees, costs and expenses of the estate professionals retained in the Chapter 11 Cases and approved by the Court, (3) to pay the fees, costs, disbursements and expenses of the lenders under the DIP Credit Agreement, (4) to make all permitted payments of costs of administration of the Chapter 11 Cases, (5) to pay such pre-petition expenses as are consented to in writing by the Required Lenders (as defined in the DIP Credit Agreement) and approved by the Court, (6) to satisfy any adequate protection obligations owing under the DIP Orders (as defined in the RSA); and (7) for general corporate and working capital purposes of the Debtors during the Chapter 11 Cases.

The DIP Facility bears an interest rate (a) with respect to LIBOR Loans (as defined in the DIP Credit Agreement), of LIBOR plus 400 basis points, subject to a LIBOR floor of 1.0%, and (b) with respect to Base Rate Loans, the greatest of (i) Prime Rate (as defined in the DIP Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the DIP Credit Agreement), plus 50 basis points, and (iii) the Adjusted Eurodollar Rate (as defined in the DIP Credit Agreement) for a one month interest period plus 100 basis points, in each case plus 300 basis points. Unutilized fees are 50 basis points and the upfront fees in an aggregate amount equal to $0.2 million.  The DIP Facility is subject to certain affirmative and negative covenants, including, among other covenants the Company believes to be customary in debtor-in-possession financings, continuing reporting obligations by the Company, on a consolidated basis, in the form of a rolling 13-week budget and a weekly report with a reasonably detailed written explanation of all material variances from the budget. As of the filing date of this report, the Company is not aware of any breaches of any covenants of the DIP Facility.

On June 16, 2020, the Company entered into the DIP First Amendment as described previously.

Credit Agreement.  On April 12, 2017, Ultra Resources entered into the Credit Agreement, as amended (the “Credit Agreement”), as the borrower, with the Company and UPE, as parent guarantors, Bank of Montreal, as administrative agent, and the other lenders party thereto from time to time, providing for a revolving credit facility (the “Revolving Credit Facility”) subject to a borrowing base redetermination, which limits the aggregate amount of first lien debt under the Revolving Credit Facility and Term Loan Agreement.

As of the Petition Date, Ultra Resources had $46.3 million of outstanding borrowings under the Revolving Credit Facility. The Company also had $10.2 million of outstanding letters of credit. These amounts remain subject to settlement under the terms of the RSA.  As a result of the commencement of the Chapter 11 Cases, the Company is no longer in compliance with the covenants under the Credit Agreement and the lenders’ previous commitments of $100 million under the Credit Agreement have been terminated.  The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

Prior to default and as stayed by the relief provided by the filing of the Chapter 11 Cases, the Revolving Credit Facility had $35.0 million of the commitments available for the issuance of letters of credit. The Revolving Credit Facility bears interest either at a rate equal to (a) a customary London interbank offered rate plus an applicable margin that varies from 250 to 350 basis points or (b) the base rate plus an applicable margin that varies from 150 to 250 basis points based upon the borrowing base utilization grid.  The applicable margin increases by 25 basis points in the event the Company’s consolidated net leverage ratio, as defined, exceeds 4.00 to 1.00.  Ultra Resources is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility of 50 basis points. Ultra Resources is also required to pay customary letter of credit and fronting fees.  The Revolving Credit Facility’s original maturity date is January 12, 2022; however, if the Plan is confirmed the Revolving Credit Facility will terminate in connection with the Company’s emergence from bankruptcy.

Other provisions of the Credit Agreement have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Credit Agreement are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Revolving Credit Facility.

Term Loan. On April 12, 2017, Ultra Resources entered into the Term Loan Agreement, as amended (the “Term Loan Agreement”), as borrower, with the Company and UPE, as parent guarantors, Barclays Bank PLC, as administrative agent, and with the other lenders party thereto from time to time providing for a term loan facility. As of June 30, 2020, Ultra Resources had a balance of approximately $966.3 million in borrowings, including $1.1 million of PIK interest. The administrative and collateral agent responsibilities were transferred to WTNA on May 14, 2020.

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

Other provisions of the Term Loan Agreement have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Term Loan Agreement are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Term Loan Agreement.

Second Lien Notes. As of June 30, 2020, Ultra Resources had approximately $584.3 million, including $12.3 million of PIK interest, in outstanding borrowings of 9.00% Cash / 2.00% PIK Senior Secured Second Lien Notes due July 2024 (the “Second Lien Notes”), pursuant to the Indenture, dated December 21, 2018 (the “Second Lien Notes Indenture”), with Ultra Resources, as issuer, the Company and its other subsidiaries, as guarantors, and WTNA, as trustee and collateral agent. The trustee and collateral agent responsibilities were transferred to US Bank, N.A. on May 14, 2020.

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

Senior Unsecured Notes. As of June 30, 2020, Ultra Resources had approximately $150.4 million of 6.875% Senior Notes due April 2022 (the “2022 Notes”) outstanding and $225.0 million of 7.125% Senior Notes due April 2025 (the “2025 Notes”) outstanding. The Unsecured Notes are treated as a single class of securities under the Unsecured Notes Indenture. UMB Bank, N.A. serves as the trustee for the Unsecured Notes Indenture.

Prior to default, the 2022 Notes were scheduled to mature on April 15, 2022. Interest on the 2022 Notes accrued at an annual rate of 6.875% and interest payment dates for the 2022 Notes were April 15 and October 15 of each year. The 2025 Notes were scheduled to mature on April 15, 2025. Interest on the 2025 Notes accrued at an annual rate of 7.125% and interest payment dates for the 2025 Notes were April 15 and October 15 of each year.

Other provisions of the Unsecured Notes have been disclosed in previous regulatory filings and have been deleted from this filing as the compliance elements of the Unsecured Notes are stayed by the bankruptcy filing under the Chapter 11 Cases.

Refer to Note 6 – Debt in the 2019 Form 10-K for additional details on the terms of the Unsecured Notes.

Cash flows provided by (used in):

Operating Activities. During the six months ended June 30, 2020, net cash provided by operating activities was $63.2 million compared to $215.1 million for the same period in 2019. The decrease in net cash provided by operating activities is attributable to a decrease in net income and a decrease in working capital driven by lower commodity prices and lower production, as well as a payment of significant reorganization costs in 2020 related to the Chapter 11 filing.

Investing Activities. During the six months ended June 30, 2020, net cash used in investing activities was $20.8 million as compared to $178.3 million for the same period in 2019. During the six months ended June 30, 2020, the Company had minimal investments into natural gas well related activities and facilities, with the most significant activity related to the purchase of the LGS assets from Corridor. The overall decrease in net cash used in investing activities between periods is largely related to decreased capital investments in 2020 associated with the Company’s suspension of drilling activities as announced in the third quarter of 2019 as a result of natural gas pricing remaining near multi-year lows, resulting in no new wells being drilled or completed in 2020.

Financing Activities. During the six months ended June 30, 2020, net cash used in financing activities was $11.4 million as compared to $48.0 million for the same period in 2019. Activity in the six months ended June 30, 2020, was associated with the $10 million funding under the DIP Facility, and the $18.4 million of net repayments under the Revolving Credit Facility, and $2.5 million repayment under the Term Loan that occurred prior to the Petition Date.

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

OFF BALANCE SHEET ARRANGEMENTS:

The Company did not have any off-balance sheet arrangements as of June 30, 2020.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls and procedures are the controls and other procedures that it has designed to ensure that it records, processes, accumulates and communicates information to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and submissions within the time periods specified in the SEC’s rules and forms. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation. Based on the evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer Note 11 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements for discussion of on-going claims and disputes that arose during our Chapter 11 proceedings, certain of which may be material. The Company is also currently involved in various routine disputes and allegations incidental to its business operations. While it is not possible to determine or predict the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business has many risks. Any of the risks discussed in this Quarterly Report on Form 10-Q or in our other SEC filings, could have a material impact on our business, financial position, or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Except as set forth below, there have been no material changes to the risks described in the Company’s 2019 Form 10-K and the Quarterly Report on the Form 10-Q for the period ended March 31, 2020. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the quarter ended June 30, 2020, of shares of common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES BY ISSUER

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2020	10,765	0.03	—	—
May 2020	148,585	0.01	—	—
June 2020	9,681	0.03	—	—
Total	169,031	0.01	—	—

(1)

All shares purchased by the Company in the second quarter of 2020 were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Credit Agreement, Term Loan Agreement, Second Lien Notes and Unsecured Notes. Under the Bankruptcy Code, holders of our Second Lien Notes and Unsecured Notes and the lenders under our Credit Agreement and Term Loan Agreement were stayed from taking any action against us as a result of this event of default.

For additional information concerning the Bankruptcy Petitions under Chapter 11, refer to the Introductory Note – Voluntary Reorganization under Chapter 11 and Note 6 – Debt in the notes to the unaudited condensed consolidated financial statements.

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

4.3

Interim Order Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock [Docket No. 67] (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 21, 2020).

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

10.3

First Amendment to Restructuring Support Agreement, dated as of June 26, 2020, between the Debtors and the Consenting Stakeholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 2, 2020).

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

10.7

Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of May 19, 2020, by and among Ultra Resources, Inc., UP Energy Corporation, the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on May 21, 2020).

10.8

First Amendment to Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of June 16, 2020, by and among Ultra Resources, Inc., the lenders party thereto, Wilmington Trust, National Association, as Administrative and Collateral Agent, and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on June 19, 2020).

10.9	Ultra Petroleum Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 12, 2018).

10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

10.11	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ultra Petroleum Corp. on May 9, 2019).

10.12

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

10.16

Amendment No. 1 to Employment Agreement of James N. Whyte, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.17

Amendment No. 1 to Employment Agreement of Mark T. Solomon, dated as of March 1, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on March 12, 2020).

10.18

Purchase and Sale Agreement, dated as of June 28, 2020, between Ultra Wyoming, LLC and Pinedale Corridor, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 2, 2020).

10.19

Backstop Purchase Agreement dated as of July 27, 2020 by and among the Debtors and the Backstop Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ultra Petroleum Corp. on July 29, 2020).

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

Date: August 7, 2020

	By:	/s/ David W. Honeyfield
		Name:	David W. Honeyfield
		Title:	Senior Vice President and Chief Financial Officer

Date: August 7, 2020

	By:	/s/ Mark T. Solomon
		Name:	Mark T. Solomon
		Title:	Vice President – Controller and Chief Accounting Officer
Date: August 7, 2020